Form 10-Q
period 1996-06-30
CENTERPOINT PROPERTIES CORP
filed 1996-08-14
CIK 912893

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934 for the quarterly period ended June 30, 1996

(  )     Transition report pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934



                              --------------------------


                            Commission file number 1-12630


                          CENTERPOINT PROPERTIES CORPORATION



              Maryland                               36-3910279
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)



                  401 North Michigan Ave., Chicago, Illinois  60611


                                    (312) 346-5600
                 (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes     X     No
                          --------    --------

Number of shares of Common Stock outstanding as of July 31, 1996; 14,183,327
                                                                  ----------

                            PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          CENTERPOINT PROPERTIES CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)



                                                    ASSETS

                                                                                    JUNE 30,          DECEMBER 31,
                                                                                       1996               1995
                                                                                  ------------        ------------
Assets:
    Investment in real estate:
         Land                                                                      $58,682,695         $49,413,885
         Buildings                                                                 243,544,014         219,911,526
         Building improvements                                                      39,738,259          39,054,302
         Furniture, fixtures, and equipment                                          9,808,242           9,080,444
         Construction in progress                                                    8,206,535
                                                                                  ------------        ------------
                                                                                   359,979,745         317,460,157
         Less accumulated depreciation                                              25,101,561          21,576,209
                                                                                  ------------        ------------
              Net investment in real estate                                        334,878,184         295,883,948
    Cash and cash equivalents                                                                            2,877,760
    Restricted cash and cash equivalents                                             5,907,970           1,301,362
    Tenant accounts receivable, net                                                 10,568,650           8,743,344
    Mortgage notes receivable                                                       10,342,646           8,750,000
    Investment in and advances to affiliate                                            763,590           5,356,526
    Prepaid expenses and other assets                                                9,313,448           5,679,610
    Deferred expenses, net                                                           4,764,068           6,273,583
                                                                                  ------------        ------------
                                                                                  $376,538,556        $334,866,133
                                                                                  ------------        ------------
                                                                                  ------------        ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable                                                        $163,208,571        $121,970,756
    Convertible subordinated debentures payable                                     16,700,000          23,244,000
    Notes payable                                                                                           56,660
    Distributions payable                                                            5,294,043           4,952,274
    Cash overdraft                                                                   1,421,308
    Accounts payable                                                                   675,434           1,781,433
    Accrued expenses                                                                16,072,350          11,837,810
    Rents received in advance and security deposits                                  3,009,417           2,703,253
                                                                                  ------------        ------------
                                                                                   206,381,123         166,546,186
                                                                                  ------------        ------------

Stockholders' equity:
    Series A preferred stock, $.001 par value, 2,272,727 million shares
         authorized; 0 and 2,272,727 issued and outstanding, respectively                                    2,273
    Common stock, $.001 par value, 47,727,273 million shares authorized;
         10,733,327 and 10,358,958 issued and outstanding, respectively                 10,733              10,359
    Class B common stock, $.001 par value, 2,272,727 million shares
         authorized; 2,272,727 and 0  issued and outstanding, respectively               2,273
    Additional paid-in-capital                                                     193,895,412         187,160,773
    Retained earnings (deficit)                                                    (23,368,258)        (18,602,473)
    Unearned compensation - restricted stock                                          (382,727)           (250,985)
                                                                                  ------------        ------------
         Total stockholders' equity                                                170,157,433         168,319,947
                                                                                  ------------        ------------
                                                                                  $376,538,556        $334,866,133
                                                                                  ------------        ------------
                                                                                  ------------        ------------






     The accompanying notes are an integral part of these consolidated financial statements.

                          CENTERPOINT PROPERTIES CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)




                                                              THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                           -------------------------------        -------------------------------
                                                              1996                1995                1996                1995
                                                           -----------        -----------        -----------          -----------
Revenue:
    Minimum rents                                          $9,779,112          $8,291,434         $19,246,757         $16,281,019
    Straight-line rents                                       382,503             287,928             769,362             586,768
    Expense reimbursements                                  2,934,089           1,791,578           5,629,866           3,709,781
    Miscellaneous tenant income                                42,305              98,832              69,823             150,436
    Mortgage interest income                                  246,367                                 499,990
    Real estate fee income                                    399,204             957,417           1,532,150           1,102,806
    Equity in net income of affiliate                         670,010                                 631,973
                                                           -----------        -----------         -----------         -----------

         Total revenue                                     14,453,590          11,427,189          28,379,921          21,830,810
                                                           -----------        -----------         -----------         -----------

Expenses:
    Real estate taxes                                       2,796,353           1,745,149           5,286,686           3,362,886
    Repair and maintenance                                    334,918             327,999             691,252             648,807
    Insurance                                                 117,493             111,395             227,511             201,612
    Utilities                                                 287,891             297,696             620,673             592,156
    Property operating and leasing                          1,137,821           1,099,346           2,174,565           2,011,719
    General and administrative                                532,018             460,516           1,235,325             920,164
    Depreciation and amortization                           2,504,760           1,950,206           4,912,411           3,976,784
    Interest expense:
         Interest incurred, net                             2,653,289           3,083,865           5,186,737           6,110,738
         Amortization of deferred financing costs             295,805             504,761             598,944             655,743
                                                           -----------        -----------         -----------         -----------

             Total expenses                                10,660,348           9,580,933          20,934,104          18,480,609
                                                           -----------        -----------         -----------         -----------

             Operating income                               3,793,242           1,846,256           7,445,817           3,350,201

Other expense                                                (179,971)            (35,472)           (205,241)            (56,076)
                                                           -----------        -----------         -----------         -----------

Income before extraordinary item                            3,613,271           1,810,784           7,240,576           3,294,125

Extraordinary item, early extinguishment of debt           (1,429,866)                             (1,429,866)
                                                           -----------        -----------         -----------         -----------

Net income                                                 $2,183,405          $1,810,784          $5,810,710          $3,294,125
                                                           -----------        -----------         -----------         -----------
                                                           -----------        -----------         -----------         -----------

Income before extraordinary item per share                      $0.28                                   $0.56
Extraordinary item per share                                    (0.11)                                  (0.11)
                                                           -----------                            -----------
Net income per share                                            $0.17               $0.20               $0.45               $0.38
                                                           -----------        -----------         -----------         -----------
                                                           -----------        -----------         -----------         -----------

Distributions per share                                        $0.405              $0.390              $0.810              $0.780
                                                           -----------        -----------         -----------         -----------
                                                           -----------        -----------         -----------         -----------




   The accompanying notes are an integral part of these consolidated financial statements.

                          CENTERPOINT PROPERTIES CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                   ---------------------------
                                                                                    1996              1995
                                                                                  ----------       ----------

Cash flows from operating activities:
    Net income                                                                    $5,810,710       $3,294,125
    Adjustments to reconcile net income to net cash provided
         by operating activities:
              Extraordinary item-early extinguishment of debt                      1,429,866
              Depreciation                                                         4,756,770        3,858,038
              Amortization of deferred financing costs                               598,944          655,743
              Other amortization                                                     155,641          118,746
              Incentive stock awards                                                  54,784
              Interest on converted debentures                                        60,826            4,392
              Equity in net income of affiliate                                     (631,973)
              Net changes in:
                   Tenant accounts receivable                                     (1,211,079)        (555,280)
                   Prepaid expenses and other assets                              (1,078,724)        (158,646)
                   Rents received in advance and security deposits                   198,127          605,350
                   Accounts payable and accrued expenses                           1,094,204         (816,411)
                                                                                   ----------       ----------
Net cash provided by operating activities                                         11,238,096        7,006,057
                                                                                   ----------       ----------

Cash flows from investing activities:
    Change in restricted cash and cash equivalents                                (4,606,608)         (34,218)
    Acquisition of real estate                                                   (35,377,606)     (30,417,532)
    Improvements and additions to properties                                     (10,417,039)      (2,806,017)
    Disposition of real estate                                                    13,807,351
    Change in deposits on acquisitions                                            (2,346,052)        (789,874)
    Issuance of mortgage notes receivable                                           (657,646)
    Investment in and advances to affiliate                                        5,224,909       (1,005,000)
    Receivable from affiliates and employees                                        (141,438)         237,952
    Addition to deferred expenses                                                   (878,865)        (682,419)
                                                                                   ----------       ----------
Net cash used in investing activities                                            (35,392,994)     (35,497,108)
                                                                                   ----------       ----------
                                                                                   ----------       ----------
Cash flows from financing activities:
    Proceeds from sale of common stock                                               147,863       47,221,875
    Offering costs paid                                                                            (3,935,511)
    Proceeds from issuance of mortgage notes payable                              53,370,117       32,163,948
    Repayments of mortgage notes payable                                         (23,370,491)     (40,898,688)
    Repayments of notes payable                                                      (56,660)         (41,617)
    Distributions                                                                (10,234,711)      (6,166,666)
    Conversion of convertible subordinated debentures payable                           (288)            (149)
                                                                                   ----------       ----------
Net cash provided by financing activities                                         19,855,830       28,343,192
                                                                                   ----------       ----------

Net change in cash and cash equivalents                                           (4,299,068)        (147,859)
Cash and cash equivalents, beginning of the year                                   2,877,760          419,667
                                                                                   ----------       ----------

Cash and cash equivalents, end of period                                         ($1,421,308)        $271,808
                                                                                   ----------       ----------
                                                                                   ----------       ----------




     The accompanying notes are an integral part of these consolidated financial statements.

                          CENTERPOINT PROPERTIES CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Corporation, a Maryland Corporation (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 1995, Financial Statements and Notes thereto included in the Company's Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the December 31, 1995, Audited Financial Statements and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 1995, has been derived from the Company's Audited Financial Statements.

The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.  PREFERRED STOCK, COMMON STOCK AND RELATED TRANSACTIONS

    Under the terms of the Company's 1995 Director Stock Plan, adopted in 1995, certain directors were granted 2,516 unrestricted shares of the Company's common stock in March, 1996. Shares were awarded in the name of each of the participants, who have all the rights of other common stockholders.

    Under the terms of the Company's 1995 Restricted Stock Incentive Plan, adopted in 1995, certain key employees were granted 8,290 restricted shares of the Company's common stock in March, 1996. Shares were awarded in the name of each of the participants, who have all the rights of other common stockholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met.

    Unearned compensation was recorded at the date of award based on the market value of the shares. Unearned compensation, which is shown as a separate component of stockholders' equity, is being amortized to expense over the eight year vesting period.

    Under the terms of Company's 1993 Stock Option Plan, options for 104,428 shares of common stock were issued in March, 1996. The options were granted at $22.50 per share and are exercisable per the plan.

    At the Annual Meeting of Stockholders on May 14, 1996, the stockholders approved, among other things, an amendment to the Articles of Incorporation of the Company to authorize the issuance of 2,272,727 shares of new non-voting Class B Common Stock. The issued and outstanding shares of Series A Preferred Stock were automatically converted, on a one for one basis, into shares of Class B Common Stock upon the stockholders' approval of the amendment to the Articles of Incorporation.

    On June 12, 1996, the Company commenced trading its shares on the New York Stock Exchange. The Company's stock was previously traded on the American Stock Exchange.

    Income per share amounts are based on the weighted average of common and common equivalent (stock options and convertible preferred stock) shares outstanding of 13,151,237 and 9,078,846 for the three months ended June 30, 1996 and 1995, respectively, and 13,033,295 and 8,713,896 for the six months ended June 30, 1996 and 1995, respectively. The assumed conversion of convertible subordinated debentures into common shares for purposes of computing fully diluted earnings per share would be anti-dilutive.

2.  LONG-TERM DEBT AND LINES OF CREDIT

    In April, 1996, the Company refunded its outstanding 1991 and 1993 tax exempt and related taxable bonds by issuing new tax exempt and taxable bonds in the aggregate principal amount of $22.22 million. The City of Gary, Indiana, was the nominal issuer of both the refunded and the refunding bonds.

    The new bonds were issued under a flexible "multi-modal" facility permitting the issuance of indebtedness in maturities up to five years, with the interest rate resetting to market on the maturity date selected. The new issuance facility is guaranteed by The Royal Bank of Scotland, which also guaranteed the refunded debt.

    The refunding bonds were issued in a tax exempt tranche of $20.54 million and a $1.68 million taxable tranche. Both tranches have a nominal maturity of March 1, 2031. The refunded bonds were issued in two series, 1991 ($15.5 million) and 1993 ($7.5 million), which were divided into tax exempt and taxable tranches aggregating $20.54 million and $2.46 million, respectively. The balance of the bonds ($0.78 million) not refunded through the reissuance of new bonds was refunded with cash on hand.

    In May, 1996, a mortgage note payable, with a balance of $2,076,673 at December 31, 1995, was assumed by the purchaser of the collateralized property located in Hodgkins, Illinois.

    In June, 1996, a mortgage note payable for $5,704,677 was assumed with the acquisition of a property in Itasca, Illinois and a $6,000,000 mortgage was assumed with the acquisition of a property in Franklin Park, Illinois In July, 1996 $5,500,000 was repaid on the mortgage for the Franklin Park, Illinois property leaving a balance of $500,000.

3.  ACQUISITION AND DISPOSITION OF REAL ESTATE

    In April, 1996, the Company acquired an industrial property located in Hodgkins, Illinois for approximately $13.2 million, which was funded with an advance on the Company's lines of credit and sold a retail property in Chicago, Illinois for approximately $0.9 million.

    In May, 1996, the Company acquired an industrial property located in Milwaukee, Wisconsin for approximately $5.1 million and one located in Elk Grove Village, Illinois for approximately $1.2 million. Both were funded with advances on the Company's lines of credit.

    Also, in May, 1996, the Company acquired a 27.14 acre site in Elk Grove Village, Illinois for approximately $3.8 million. The site will be utilized for a warehouse and distribution development project.

    Four industrial properties were sold in May, 1996 utilizing the tax free exchange structure permitted under the Internal Revenue Service code. The four properties which were located in Hodgkins, Illinois, Naperville, Illinois, and two in Itasca, Illinois were sold for approximately $14.8 million. The proceeds are held by a third party and must be used to purchase properties within 180 days of the sale.

    One other property, located in Elk Grove Village, Illinois, was sold in May, 1996 for approximately $1.1 million through a purchase option exercised by the tenant of the property.

    In June, 1996, two industrial properties were purchased utilizing the proceeds from the exchange properties sold in May, 1996, The two industrial properties, located in Elk Grove Village, Illinois and Itasca, Illinois and were purchased for approximately $2.9 million and $10.0 million, respectively.

    Two other industrial properties were purchased in June, 1996 with advances on the Company's lines of credit. A property in Franklin Park, Illinois was purchased for approximately $9.3 million and one in Elk Grove Village, Illinois was purchased for $5.2 million.

    One industrial property, located in Alsip, Illinois, was sold in June, 1996 for approximately $0.5 million.

4.  INVESTMENT IN AND ADVANCES TO AFFILIATE

    CenterPoint Realty Services Corporation ("CRS"), an unconsolidated taxable subsidiary, enables the Company to derive income from business activities in excessive amounts permitted to be derived by a REIT from these activities under current tax regulations. The Company is entitled to approximately 99% of the economic interests in CRS.

    As of June 30, 1996, CRS had repaid all advances to the Company from proceeds in conjunction with the assignment of its' rights in a development project in which CRS controlled a 50% interest and a development property in Kinston, North Carolina which had been held for development and sale.

5.  STOCK-BASED-COMPENSATION

    In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

    The Company has elected to continue to account for stock-based compensation using the intrinsic value method. As such, SFAS 123 did not have an impact on the Company's reported results of operations or financial position. The pro-forma information required by SFAS 123 will be included in the footnotes to the Company's 1996 year end consolidated financial statements.

6.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

    Supplemental disclosures of cash flow information for six months ended June 30, 1996 and 1995:

                                               1996             1995
                                           ------------   -------------
      Interest paid                         $5,552,381     $ 6,299,497
      Interest capitalized                      81,813          20,386

    In conjunction with the acquisition of real estate, the Company acquired the following asset and assumed the following liability amounts:

      Purchase of real estate               $50,793,623    $31,241,671
      Accounts receivable                       614,227         44,953
      Prepaid expenses and other assets          67,624
      Mortgage notes payable                (13,307,681)
      Accrued expenses                       (2,790,187)      (869,092)
                                            ------------   ------------
      Acquisition of real estate            $35,377,606    $30,417,532
                                           ------------    ------------
                                           ------------    ------------

    In conjunction with the disposition of real estate, the Company disposed of the following asset and disposed of the following liability amounts:

      Disposal of real estate               $17,421,093
      Mortgage notes receivable                (935,000)
      Mortgage notes payable                 (2,069,492)
      Accrued expenses                         (609,250)
                                           ------------
      Disposition of real estate            $13,807,351
                                           ------------
                                           ------------

    Conversion of convertible subordinated debentures payable:

      Convertible subordinated
        debentures converted                $ 6,544,000    $    308,000
      358,563 and 16,869 shares of common
        stock issued at $18.25 per share,
        respectively                          6,543,712         307,851
                                           ------------    ------------

      Cash disbursed for fractional shares  $       288    $        149
                                           ------------    ------------
                                           ------------    ------------

7.  COMMITMENTS AND CONTINGENCIES

    In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position of the Company.

    In May, 1996, the Company acquired an existing 60-year land lease for 50 acres inside Chicago's O'Hare International Airport. Under the terms of the lease, base rent is $0.30 per square foot, escalating by $0.009 per square foot per year. Base rent is also increased in relation to the development of the premises. An additional amount for percentage rent is due under the lease in an amount equal to 3.13% of net cash flow, net financing proceeds and net residual receipts. O'Hare Express Center, being developed on the land, will be a $60 million air freight forwarding and warehouse complex. The 825,000 square foot complex is anticipated to be constructed in three phases over a three year period. Two buildings consisting of 138,000 square feet for Burlington Air Express and 129,000 square feet for a yet unnamed tenant are already under construction or development.

    The Company has entered into other contracts for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the project.

    At June 30, 1996, twelve of the properties owned are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006, each for an amount greater than the net book value of the asset.

8.  RELATED PARTY TRANSACTIONS

    In June, 1996, the Company acquired three properties in which the Company's Chief Operations Officer and Executive Vice President of Acquisitions had, or will continue to own, a minority interest. The properties were purchased for an aggregate amount of approximately $24.6 million in transactions meeting the Company's investment criteria and approved by the Company's independent directors.

9.  SUBSEQUENT EVENTS

    On July 2, 1996, the Company completed a public offering of 3,450,000 shares of common stock at $23.75 per share under a shelf registration statement declared effective by the Securities and Exchange Commission in January, 1996. Net proceeds from the offering after the underwriting discounts were approximately $80.2 million. The proceeds of the offering were used to refund approximately $55.3 million outstanding under the Company's lines of credit with the balance of $24.9 million to fund investments expected to close in the near term.

    Since June 30, 1996, an additional $155,000 of convertible subordinated debentures have been converted to 8,491 shares of common stock. The current principal amount of convertible subordinated debentures outstanding is $16,545,000.

10. PRO FORMA FINANCIAL INFORMATION

    Due to the effect of the January, 1995 public offering, the September, 1995 private offering and the subsequent acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the six months ended June 30, 1996 and 1995 is presented as if the 1995 acquisitions of properties, the 1996 acquisitions and dispositions of properties, the January, 1995 public offering, the September, 1995 private offering and the corresponding repayment of certain debt had all occurred on January 1, 1995 (or on the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offering and related transactions, in fact, occurred at January 1, 1995, or to project results for any future period.

                                                       Six months ended June 30,
                                                        -------------------------
                                                             1996     1995
                                                              ----     ----
                                               (in thousands, except for per share data)
                                                 ---------------------------------------
              Revenues                                     $30,192   $25,455
                                                           -------   -------
              Expenses:
                Operating expenses                           9,678     7,979
                General and administrative                   1,235       920
                Depreciation and amortization                5,243     4,691
                Interest expense, net                        6,008     5,877
                Amortization of financing costs                599       656
                Other expense                                  205        56
                                                           -------   -------
                  Total expenses                            22,968    20,179
                                                           -------   -------

              Net income                                   $ 7,224   $ 5,276
                                                           -------   -------
                                                           -------   -------

              Net income per common share                  $  0.55   $  0.47
                                                           -------   -------
                                                           -------   -------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS - 1996 COMPARED WITH 1995:

GENERAL BACKGROUND

    The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K filed for the fiscal year ended December 31, 1995.

RESULTS OF OPERATIONS

    COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30, 1995.

    Total revenues in the first six months of 1996 increased by $6.5 million or 30.0% over the same period last year. The revenues of the Company are derived primarily from base rents and additional rents from expense reimbursements, pursuant to the terms of tenant leases for occupied space at the warehouse/industrial properties. These properties represent approximately 96% of the gross leasable area of the Company's portfolio as of June 30, 1996.

    Rental revenues increased by $5.0 million in 1996 primarily because of full period income from 16 properties acquired in 1995 and acquisitions in 1996 net of disposals. In addition, mortgage interest income, which was non-existent in 1995 contributed $0.5 million to revenue, real estate fee income primarily consisting of fees earned by the Company in connection with its build-to-suit and development activities and third party management fees increased by $0.4 million and equity in net income of affiliate was $0.6 million. The Company's unconsolidated subsidiary began operations during the third quarter of 1995 and, therefore, was not included in 1995 results for the first half of the year.

    In addition, on a "same-store" basis (comparing the results of operations, on a cash basis, of the properties owned at June 30, 1995, with the results of operations of the same properties at June 30, 1996), the Company recognized a 5.4 % increase in revenues primarily due to rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    Total operating expenses, excluding general and administrative, interest, depreciation and amortization, increased by $2.2 million, from $6.8 million in 1995 to $9.0 million in 1996. $1.9 million of the increase is due to real estate taxes. The majority, $1.4 million resulted from 1995 and 1996 acquisitions and the balance, $0.5 million from tax increases throughout the portfolio with the largest increase in Cook County, Illinois. Insurance, utilities and property operating and leasing expenses, all components of operating expenses, increased at levels comparable to the level of acquisitions.

    Depreciation and other amortization increased by $0.9 million, from $4.0 million in 1995 to $4.9 million in 1996. The increase is due to full period depreciation on acquisitions completed during 1995 and 1996.

    General and administrative expenses increased by $0.3 million, from $0.9 million in 1995 to $1.2 million in 1996, due primarily to the growth of the Company.

    Interest incurred decreased by $0.9 million over the same period last year due to primarily to the conversion to common stock of $6.5 million of convertible subordinated debentures to date in 1996 and $20.7 million in 1995.

    Other expenses, generally non-operating items, increased by $0.1 million from the same period last year due to the loss on disposition of three properties totaling $155,000.

    As a result of the factors described above, net income, before extraordinary item, increased by $3.9 million from $3.3 million for the first six months of 1995 to $7.2 million for the first six months of 1996, an increase of 119.8%. Earnings before interest, income taxes, depreciation and amortization for the six months increased by $3.9 million, from $14.0 million in 1995 to $17.9 million in 1996.

    COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED JUNE 30, 1995,

    Total revenues for the three months ended June 30, 1996 increased by $3.0 million or 26.5% over the same period last year. Rental revenues increased by $2.6 million in 1996 primarily because of full period income from 16 properties acquired in 1995 and acquisitions in 1996 net of disposals. In addition, mortgage interest income, which was non-existent in 1995 contributed $0.2 million to revenue, real estate fee income primarily consisting of fees earned by the Company in connection with its build-to-suit and development activities and third party management fees decreased by $0.6 million and equity in net income of affiliate was $0.7 million.

    On a "same-store" basis (comparing the results of operations, on a cash basis, of the properties owned at June 30, 1995, with the results of operations of the same properties at June 30, 1996), the Company recognized a 5.2 % increase in revenues primarily due to rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    Total operating expenses, excluding general and administrative, interest, depreciation and amortization, increased by $1.1 million, from $3.6 million in 1995 to $4.7 million in 1996. The entire increase is due to real estate taxes. The majority, $0.8 million resulted from 1995 and 1996 acquisitions and the balance, $0.3 million from tax increases throughout the portfolio with the largest increase in Cook County, Illinois.

    Depreciation and other amortization increased by $0.6 million, from $1.9 million in 1995 to $2.5 million in 1996. The increase is due to full period depreciation on acquisitions completed during 1995 and 1996.

    General and administrative expenses increased by $0.1 million, from $0.4 million in 1995 to $0.5 million in 1996, due primarily to the growth of the Company.

    Interest incurred decreased by $0.4 million over the same period last year due to primarily to the conversion to common stock of $6.5 million of convertible subordinated debentures to date in 1996 and $20.7 million in 1995.

    Other expenses, generally non-operating items, increased by $0.1 million from the same period last year due to the loss on disposition of three properties totaling $155,000.

    As a result of the factors described above, net income, before extraordinary item, increased by $1.8 million from $1.8 million for the three months of 1995 to $3.6 million for the three months of 1996, an increase of 99.5%. Earnings before interest, income taxes, depreciation and amortization for the three months increased by $1.7 million, from $7.4 million in 1995 to $9.1 million in 1996.



LIQUIDITY AND CAPITAL RESOURCES

    Cash flow generated from Company operations has historically been utilized for working capital purposes and making distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. For the six months ended June 30, 1996, cash flow from operations was $11.2 million. Cash flow during that period was used to pay $10.2 million of distributions.

    Acquisitions and improvements and additions to properties of approximately $45.8 million for the six months were funded with an increase on the Company's lines of credit totaling $30.0 million, proceeds from the disposition of real estate of $8.7 million, repayment of advances to affiliate of $5.2 million and the balance, $1.9 million from working capital. The remaining proceeds from disposition of real estate, $5.1 million is invested in a restricted cash account to be applied to acquisitions closing in the near term.

    At June 30, 1996, the Company's debt constitutes approximately 43% of its fully diluted market capitalization. At that date, the Company's fully diluted equity market capitalization is approximately $329 million, and its fully diluted total market capitalization is approximately $491 million. The Company's leverage ratios benefited in the first six months of 1996 from the conversion of approximately $6.5 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 358,563 shares of common stock.

    At June 30, 1996, the Company had outstanding borrowings of approximately $46.8 million under its revolving lines of credit (approximately 9.5% of the Company's fully diluted market capitalization) with current remaining availability of approximately $45 million. The Company has two lines of credit, a $52 million credit facility with an affiliate of Lehman Brothers, Inc. and a $40 million facility with ABN/LaSalle.

    On July 2, 1996, the Company completed a public offering of 3,450,000 shares of common stock at $23.75 per share. Net proceeds from the offering, after the underwriting discounts, was approximately $80.2 million. The proceeds of the offering were used to refund approximately $55.3 million then outstanding under the Company's lines of credit and to fund future investments. The Company's leverage ratios benefited dramatically from the public offering which left the entire amount on the Company's lines of credit available.

    As of June 30, 1996, the Company had a cash overdraft of $1.4 million as a consequence of its' cash management policy. In addition, the Company had $5.9 million in restricted cash, most of which was held for reinvestment in future acquisitions as part of the Company's tax free exchange of four properties in May, 1996. The Company believes that its liquidity is adequate for operations and that positive cash flow from operations, supplemented by proceeds of borrowings under its lines of credit and other financings, will be adequate to fund the Company's acquisition activities and allow distributions to the Company's stockholders in accordance with the requirements for qualification as a REIT.

    In the first six months of 1996, the Company declared distributions of $10.6 million, representing an annualized distribution rate of approximately $1.62 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases and (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases.

                             PART II.  OTHER INFORMATION


    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    The Registrant held its annual meeting of stockholders on May 14, 1996. The voting results of the annual meeting were as follows:

    1. 8,890,006 shares were voted in the election of directors and the following persons received the number of votes set opposite their respective names:

         FOR DIRECTORS          VOTED IN FAVOR     VOTE WITHHELD
          -------------          --------------     -------------
         Nicholas C. Babson       8,856,022           33,984
         Martin Barber            8,857,028           32,978
         Alan D. Feld             8,856,012           33,994
         John S. Gates, Jr.       8,857,038           32,968
         John J. Kinsella         8,474,709           415,297
         Thomas E. Robinson       8,856,012           33,994
         Robert L. Stovall        8,845,415           44,591

    2. In addition to the election of directors, the following matters were approved by the vote of the stockholders at the annual meeting:

    * Ratification of the appointment of Coopers & Lybrand as the Company's independent auditors for the year ended December 31, 1996:

        VOTED IN FAVOR       VOTED AGAINST       ABSTAINED
         --------------       -------------       ---------

          8,870,549             14,687            4,770

    *   Approval of charter amendment creating non-voting Class B Common
         Stock:

        VOTED IN FAVOR       VOTED AGAINST       ABSTAINED      NON-VOTE
         --------------       -------------       ---------      --------

          7,774,914             232,815           18,662         863,615

    * Approval of charter amendment changing the quorum requirement for routine annual meetings:

        VOTED IN FAVOR       VOTED AGAINST       ABSTAINED      NON-VOTE
         --------------       -------------       ---------      --------

           7,928,089             84,127           14,175         863,615

    * Approval of Second Amendment to the CenterPoint Properties Corporation 1993 Stock Option Plan increasing the number of shares authorized under the Stock Option Plan:

        VOTED IN FAVOR       VOTED AGAINST       ABSTAINED      NON-VOTE
         --------------       -------------       ---------      --------

           6,256,229           1,746,783           23,379        863,615

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
    (a)  The following document is filed as part of this report:

         (1) Exhibit 11 - Computation of Earnings per Share.



    (b) During the first six months of 1996, ending June 30, 1996, the Company filed no current reports on Form 8-K.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CENTERPOINT PROPERTIES CORPORATION
                             a Maryland corporation


                             By:  /s/ Paul S. Fisher
                                 -------------------------------------
                                  Paul S. Fisher
                                  Executive Vice President and
                                  Chief Financial Officer
    August 12, 1996               (Principal Accounting Officer)