Form 10-Q
period 1996-10-23
CENTERPOINT PROPERTIES CORP
filed 1996-11-14
CIK 912893

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              for the quarterly period ended September 30, 1996

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                        ------------------------------


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


                                (312) 346-5600
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X       No
                           -----        -----

Number of shares of Common Stock outstanding as of October 31, 1996; 14,312,195
                                                                     ----------

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      CENTERPOINT PROPERTIES CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                    ASSETS

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              1996                    1995
                                                                          -------------           ------------
Assets:
  Investment in real estate:
    Land                                                                   $62,717,725             $49,413,885
    Buildings                                                              259,954,150             219,911,526
    Building improvements                                                   40,110,776              39,054,302
    Furniture, fixtures, and equipment                                      10,157,192               9,080,444
    Construction in progress                                                 9,328,800
                                                                          -------------           ------------
                                                                           382,268,643             317,460,157
    Less accumulated depreciation                                           27,290,191              21,576,209
                                                                          -------------           ------------
      Net investment in real estate                                        354,978,452             295,883,948

    Cash and cash equivalents                                               12,012,633               2,877,760
    Restricted cash and cash equivalents                                     9,258,830               1,301,362
    Tenant accounts receivable, net                                         10,136,027               8,743,344
    Mortgage notes receivable                                               16,294,472               8,750,000
    Investment in and advances to affiliate                                  6,508,522               5,356,526
    Prepaid expenses and other assets                                        4,298,896               5,679,610
    Deferred expenses, net                                                   5,188,463               6,273,583
                                                                          -------------           ------------
                                                                          $418,676,295            $334,866,133
                                                                          -------------           ------------
                                                                          -------------           ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                                   $136,387,829           $121,970,756
  Convertible subordinated debentures payable                                14,590,000             23,244,000
  Notes payable                                                                 250,000                 56,660
  Distributions payable                                                               0              4,952,274
  Accounts payable                                                              807,812              1,781,433
  Accrued expenses                                                           12,593,581             11,837,810
  Rents received in advance and security deposits                             3,173,598              2,703,253
                                                                          -------------           ------------
                                                                            167,802,820            166,546,186
                                                                          -------------           ------------

Stockholders' equity:
  Series A preferred stock, $.001 par value, 2,272,727 million shares
    authorized; 0 and 2,272,727 issued and outstanding, respectively                                     2,273
  Common stock, $.001 par value, 47,727,273 million shares authorized;
    14,301,237 and 10,358,958 issued and outstanding, respectively               14,301                 10,359
  Class B common stock, $.001 par value, 2,272,727 million shares
    authorized; 2,272,727 and 0  issued and outstanding, respectively             2,273
  Additional paid-in-capital                                                275,964,272            187,160,773
  Retained earnings (deficit)                                               (24,761,265)           (18,602,473)
  Unearned compensation - restricted stock                                     (346,106)              (250,985)
                                                                          -------------           ------------
    Total stockholders' equity                                              250,873,475            168,319,947
                                                                          -------------           ------------
                                                                           $418,676,295           $334,866,133
                                                                          -------------           ------------
                                                                          -------------           ------------

             The accompanying notes are an integral part of these
                     consolidated financial statements.

                      CENTERPOINT PROPERTIES CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------    -------------------------------
                                                                  1996              1995              1996             1995
                                                             ---------------   --------------    --------------   --------------
Revenue:
  Minimum rents                                                 $10,633,521       $8,461,933       $29,880,278      $24,742,952
  Straight-line rents                                               520,475          379,034         1,289,837          965,802
  Expense reimbursements                                          2,868,985        2,054,002         8,498,851        5,763,783
  Miscellaneous tenant income                                        13,783          130,776            83,606          281,212
  Mortgage interest income                                          507,774                          1,007,764
  Real estate fee income                                          1,241,387          396,504         2,773,537        1,499,310
  Equity in net income (loss) of affiliate                          (98,982)         126,330           532,991          126,330
                                                             ---------------   --------------    --------------   --------------

    Total revenue                                                15,686,943       11,548,579        44,066,864       33,379,389
                                                             ---------------   --------------    --------------   --------------

Expenses:
  Real estate taxes                                               3,035,593        1,769,135         8,322,279        5,132,021
  Repair and maintenance                                            400,360          361,300         1,091,612        1,010,107
  Insurance                                                         131,711          100,215           359,222          301,827
  Utilities                                                         239,245          240,479           859,918          832,635
  Property operating and leasing                                  1,158,965          856,763         3,333,530        2,868,482
  General and administrative                                        419,930          527,456         1,655,255        1,447,620
  Depreciation and amortization                                   2,659,849        2,545,560         7,572,260        6,522,344
  Interest expense:
    Interest incurred, net                                        2,017,611        3,051,436         7,204,348        9,162,174
    Amortization of deferred financing costs                      293,453            353,021           892,397        1,008,764
                                                             ---------------   --------------    --------------   --------------

      Total expenses                                             10,356,717        9,805,365        31,290,821       28,285,974
                                                             ---------------   --------------    --------------   --------------

      Operating income                                            5,330,226        1,682,172        12,776,043        4,976,297

Other expense                                                        27,988          (61,042)         (177,253)        (117,118)
                                                             ---------------   --------------    --------------   --------------

Income before extraordinary item                                  5,358,214        1,682,172        12,598,790        4,976,297
                                                             ---------------   --------------    --------------   --------------

Extraordinary item, early extinguishment of debt                                                    (1,429,866)
                                                             ---------------   --------------    --------------   --------------

Net income                                                       $5,358,214       $1,682,172       $11,168,924       $4,976,297
                                                             ---------------   --------------    --------------   --------------
                                                             ---------------   --------------    --------------   --------------

Income before extraordinary item per share                            $0.32                              $0.88
Extraordinary item per share                                                                             (0.10)
                                                             ---------------   --------------    --------------   --------------
Net income per share                                                  $0.32            $0.17             $0.78            $0.55
                                                             ---------------   --------------    --------------   --------------
                                                             ---------------   --------------    --------------   --------------

Distributions per share                                              $0.405           $0.390            $1.215           $1.170
                                                             ---------------   --------------    --------------   --------------
                                                             ---------------   --------------    --------------   --------------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      CENTERPOINT PROPERTIES CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                         1996              1995
                                                                    -------------     -------------
Cash flows from operating activities:
  Net income                                                         $11,168,924        $4,976,297
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Extraordinary item-early extinguishment of debt                  1,429,866
      Depreciation                                                     7,277,380         5,912,457
      Amortization of deferred financing costs                           892,397         1,008,764
      Other amortization                                                 294,880           609,887
      Incentive stock awards                                              91,404            74,321
      Interest on converted debentures                                    72,430            74,672
      Equity in net income of affiliate                                 (532,991)         (126,330)
      Net changes in:
        Tenant accounts receivable                                    (1,370,119)       (1,712,753)
        Prepaid expenses and other assets                              1,330,690          (64,790)
        Rents received in advance and security deposits                  114,509           158,287
        Accounts payable and accrued expenses                         (3,053,769)       (1,054,869)
                                                                    -------------     -------------
Net cash provided by operating activities                             17,715,601         9,855,943
                                                                    -------------     -------------

Cash flows from investing activities:
  Change in restricted cash and cash equivalents                      (7,957,468)         (223,704)
  Acquisition of real estate                                         (58,710,807)      (41,111,875)
  Improvements and additions to properties                           (13,479,107)       (4,032,989)
  Disposition of real estate                                          19,187,431           334,924
  Change in deposits on acquisitions                                     165,404           112,696
  Issuance of mortgage notes receivable                               (6,609,472)
  Investment in and advances to affiliate                               (619,005)       (1,235,114)
  Receivable from affiliates and employees                                 9,245           155,932
  Addition to deferred expenses                                       (1,819,375)         (897,988)
                                                                    -------------     -------------
Net cash used in investing activities                                (69,833,154)      (46,898,118)
                                                                    -------------     -------------

Cash flows from financing activities:
  Proceeds from sale of preferred stock                                                 50,000,000
  Proceeds from sale of common stock                                  82,120,448        47,232,825
  Offering costs paid                                                 (1,967,127)       (4,259,242)
  Proceeds from issuance of mortgage notes payable                    28,643,117        61,815,296
  Repayments of mortgage notes payable                               (25,464,196)     (105,728,400)
  Proceeds from issuance of notes payable                                250,000
  Repayments of notes payable                                            (56,660)          (68,675)
  Distributions                                                      (22,272,750)       (9,684,564)
  Conversion of convertible subordinated debentures payable                 (406)             (348)
                                                                    -------------     -------------
Net cash provided by financing activities                             61,252,426        39,306,892
                                                                    -------------     -------------

Net change in cash and cash equivalents                                9,134,873         2,264,717
Cash and cash equivalents, beginning of the year                       2,877,760           419,667
                                                                    -------------     -------------

Cash and cash equivalents, end of period                             $12,012,633        $2,684,384
                                                                    -------------     -------------
                                                                    -------------     -------------

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

     On July 2, 1996, the Company completed a public offering of 3,450,000 shares of common stock at $23.75 per share under a shelf registration statement declared effective by the Securities and Exchange Commission in January, 1996. Net proceeds from the offering after the underwriting discounts were approximately $80.2 million. The proceeds of the offering were used to refund approximately $55.3 million outstanding under the Company's lines of credit with the balance of $24.9 million to fund investments.

     Income per share amounts are based on the weighted average of common and common equivalent (stock options and Class B common stock) shares outstanding of 16,685,417 and 9,754,348 for the three months ended September 30, 1996 and 1995, respectively, and 14,293,487 and 9,089,621 for the nine months ended September 30, 1996 and 1995, respectively. The assumed conversion of convertible subordinated debentures into common shares for purposes of computing fully diluted earnings per share would be anti-dilutive.

2.   LONG-TERM DEBT AND LINES OF CREDIT

     In April, 1996, the Company refunded its outstanding 1991 and 1993 tax exempt and related taxable bonds by issuing new tax exempt and taxable bonds in the aggregate principal amount of $22.22 million. The City of Gary, Indiana, was the nominal issuer of both the refunded and the refunding bonds.

     The new bonds were issued under a flexible "multi-modal" facility permitting the issuance of indebtedness in maturities up to five years, with the interest rate resetting to market on the maturity date selected. The new issuance facility is backed by a letter of credit issued by The Royal Bank of Scotland, which issued a similar letter of credit supporting the refunded debt.

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

     An extraordinary charge of $1.4 million was incurred representing the unamortized balance of deferred costs associated with the initial fundings in 1991 and 1993. Management believes the reduction in interest expense and the simplification of the new form outweighs this one-time charge.

     In May, 1996, a mortgage note payable by the Company, with a balance of $2,069,529 at December 31, 1995, was assumed from the Company of the collateralized property located in Hodgkins, Illinois.

     In June, 1996, a mortgage note payable for $5,704,677 was assumed with the acquisition of a property in Itasca, Illinois and a $7,603,004 mortgage was assumed with the acquisition of a property in Franklin Park, Illinois.

3.   ACQUISITION AND DISPOSITION OF REAL ESTATE

     In April, 1996, the Company acquired an industrial property located in Hodgkins, Illinois for approximately $13.2 million, which was funded with an advance under the Company's lines of credit and sold a retail property in Chicago, Illinois for approximately $0.9 million.

     In May, 1996, the Company acquired an industrial property located in Milwaukee, Wisconsin for approximately $5.1 million and one located in Elk Grove Village, Illinois for approximately $1.2 million. Both were funded with advances under the Company's lines of credit.

     Also, in May, 1996, the Company acquired a 27.14 acre site in Elk Grove Village, Illinois for approximately $3.8 million. The site will be utilized for a warehouse and distribution development project.

     In May, 1996, the Company disposed of four properties (located in Hodgkins, Illinois, Naperville, Illinois and, with respect to two of the properties, Itasca, Illinois) in transactions that qualify as a tax-free exchange under applicable provisions of the Internal Revenue Code. The aggregate consideration for the four properties was approximately $14.8 million.
     This amount was used to acquire qualified replacement property.

     One other property, located in Elk Grove Village, Illinois, was sold in May, 1996 for approximately $1.1 million through a purchase option exercised by the tenant of the property.

     In June, 1996, two industrial properties were purchased utilizing the proceeds from the exchange properties sold in May, 1996, The two industrial properties, located in Elk Grove Village, Illinois and Itasca, Illinois, were purchased for approximately $2.9 million and $10.0 million, respectively.

     Two other industrial properties were purchased in June, 1996 with advances under the Company's lines of credit, in Franklin Park, Illinois for approximately $9.3 million and the other in Elk Grove Village, Illinois was purchased for $5.2 million.

     One industrial property, located in Alsip, Illinois, was sold in June, 1996 for approximately $0.5 million.

     In September, 1996, two industrial properties were purchased. The first property, located in Northlake, Illinois, was purchased for approximately $22.6 million and funded in part with a $16.0 million advance under the Company's line of credit with Lehman Brothers and in part with proceeds of a public offering of shares of the Company's Common Stock completed on July 2, 1996. The other property, located in Franklin Park, Illinois, was purchased for approximately $1.9 million and funded with proceeds from the exchange properties sold in May, 1996.

     In September, 1996, the Company disposed of property located in St. Charles, Illinois in a transaction that is intended to qualify as a tax-free exchange under applicable provisions of the Internal Revenue Code. Consideration for the property was approximately $5.4 million. This amount, currently being held by a third party, must be used to acquire a qualified replacement property within 180 days after the disposition in order to preserve the tax-free exchange treatment for the transaction.

4.  INVESTMENT IN AND ADVANCES TO AFFILIATE

          The Company holds approximately 99% of the economic interest in CenterPoint Realty Services Corporation ("CRS"). To maintain compliance with limitations on income from business activities received by REITs and their qualified REIT subsidiaries, the Company holds its interest in CRS as an unconsolidated taxable subsidiary.

          As of September 30, 1996, the Company had advanced to CRS approximately $5.8 million under a demand loan with an interest rate of 8.125%. The proceeds of the loan were applied towards a development project held for sale by CRS in the fourth quarter of 1996. Principal and interest are due upon demand.

5.   STOCK-BASED-COMPENSATION

     In 1995, the FASB issued Statement of Financial Accounting Standards
     No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro-forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

     The Company has elected to continue to account for stock-based compensation using the intrinsic value method. As such, SFAS 123 did not have an impact on the Company's reported results of operations or financial position. The pro-forma information required by SFAS 123 will be included in the footnotes to the Company's 1996 year end consolidated financial statements.

6.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     Supplemental disclosures of cash flow information for nine months ended September 30, 1996 and 1995:
                                                September 30,     September 30,
                                                    1996              1995
                                                -------------     -------------
       Interest paid and interest capitalized
       was as follows:
          Interest paid                           $8,302,249       $10,383,800
          Interest capitalized                        81,813            20,386

       In conjunction with the acquisition of real estate, the Company acquired the following asset and assumed the following liability amounts:

          Purchase of real estate                $75,680,743       $42,186,014
          Accounts receivable                        614,227            44,953
          Prepaid expenses and other assets          125,374
          Mortgage notes payable                 (13,307,681)
          Accrued expenses                        (4,401,856)       (1,119,092)
                                                -------------     -------------
          Acquisition of real estate             $58,710,807       $41,111,875
                                                -------------     -------------
                                                -------------     -------------

       In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts:

          Disposal of real estate                $22,662,968          $334,924
          Accounts receivable                        591,663
          Prepaid expenses and other assets           22,432
          Mortgage notes receivable                 (935,000)
          Mortgage notes payable                  (2,069,529)
          Accrued expenses                        (1,085,103)
                                                -------------     -------------
          Disposition of real estate             $19,187,431          $334,924
                                                -------------     -------------
                                                -------------     -------------

       Conversion of convertible subordinated debentures payable:

          Convertible subordinated debentures
          converted                              $ 8,654,000       $12,760,000
          474,175 and 699,161 shares of common
          stock issued at $18.25 per share,
          respectively                             8,653,594        12,759,652
                                                -------------     -------------
       Cash disbursed for fractional shares      $       406       $       348
                                                -------------     -------------
                                                -------------     -------------


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

     In May, 1996, the Company acquired an existing 60-year land lease for 50 acres inside Chicago's O'Hare International Airport. Under the terms of the lease, base rent is $0.30 per square foot, escalating by $0.009 per square foot per year. Base rent is also increased in relation to the development of the premises. An additional amount for percentage rent is due under the lease in an amount equal to 3.13% of net cash flow, net financing proceeds and net residual receipts. O'Hare Express Center, being developed on the land, will be a $60 million air freight forwarding and warehouse complex. The 825,000 square foot complex is anticipated to be constructed in three phases over a three year period. Two buildings consisting of 138,000 square feet for Burlington Air Express and 129,000 square feet for a tenant yet to be identified are under construction or development.

     The Company has entered into other contracts for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the project.

     At September 30, 1996, twelve of the properties owned are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006, each for an amount greater than the net book value of the asset. Management does not currently anticipate than such options will be exercised and believes that any such exercises will not materially affect the results or prospects of the Company.

8.   RELATED PARTY TRANSACTIONS

     In June, 1996, the Company acquired three properties in which Robert Stovall, the Company's Chief Operations Officer and a director, and Michael Mullen, the Company's Executive Vice President of Acquisitions had, or will, in the case of two of the properties, continue to own a minority interest in the partnership owning such properties. The three properties were purchased for an aggregate amount of approximately $24.6 million in transactions which satisfied the Company's investment criteria and were approved by the Company's independent directors.

9.   SUBSEQUENT EVENTS

     On October 24, 1996, the Company closed a $135 million unsecured credit facility to replace the Company's secured lines of credit. The line is co-led by First Chicago NBD and Lehman Brothers, with participating banks including ABN LaSalle, Bank of America, Bank of Boston and NationsBank.
     The initial interest rate is LIBOR plus 1.45% for LIBOR borrowings and First Chicago's corporate base rate plus .45% for other borrowings, however, the margins over LIBOR and the corporate base rate are subject to change based on the rating by Moody's Investors Service, Inc. of the long term debt of the Company which the Company anticipates obtaining prior to the end of the first quarter of 1997. The Company drew down $20.8 million under the new credit facility to repay and terminate its secured line of credit with Lehman

     Brothers Holdings Inc., and the Company terminated its secured line of credit with ABN LaSalle under which nothing was outstanding.

     Due to the closing of the unsecured credit facility referred to above, an extraordinary charge of $1.8 million will be recognized in the fourth quarter of 1996. The unamortized balance of deferred costs on the Company's secured lines were expensed upon repayment and termination of the lines.

     In October, 1996 three properties were purchased, one in Lemont, Illinois for $2.3 million, one in St. Charles, Illinois for $3.3 million and the third in Elgin, Illinois for $5.2 million. The acquisitions were funded with proceeds of $3.0 million from the tax-free exchange properties that occurred in May, 1996, an advance on the Company's line of credit of $4.0 million and the balance with working capital.

     Since September 30, 1996, an additional $200,000 of convertible subordinated debentures have been converted to 10,958 shares of common stock. As of October 31, 1996, the principal amount of convertible subordinated debentures outstanding is $14,390,000.

10.  PRO FORMA FINANCIAL INFORMATION

     Due to the effect of the January, 1995 public offering, the September, 1995 private offering, the July, 1996 public offering and the subsequent acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the nine months ended September 30, 1996 and 1995 is presented as if the 1995 acquisitions of properties, the 1996 acquisitions and dispositions of properties, the January, 1995 public offering, the September, 1995 private offering, the July 2, 1996 public offering and the corresponding repayment of certain debt had all occurred on January 1, 1995 (or on the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offering and related transactions, in fact, occurred at January 1, 1995, or to project results for any future period.

                                            Nine months ended September 30,
                                            -------------------------------
                                                 1996             1995
                                                 ----             ----
                                       (in thousands, except for per share data)
                                       -----------------------------------------

     Revenues                                  $49,219           $41,755
                                               -------           -------
     Expenses:
       Operating expenses                       17,276            13,457
       General and administrative                1,655             1,447
       Depreciation and amortization             8,265             7,906
       Interest expense, net                     7,135             7,066
       Amortization of financing costs             893             1,009
                                               -------           -------
         Total expenses                         35,224            30,885
                                               -------           -------

     Net income before extraordinary item      $13,995           $10,870
                                               -------           -------
                                               -------           -------

     Net income per common share               $  0.84           $  0.73
                                               -------           -------
                                               -------           -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS - 1996 COMPARED WITH 1995:

GENERAL BACKGROUND

     The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K filed for the fiscal year ended December 31, 1995.

RESULTS OF OPERATIONS

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

     Total revenues in the first nine months of 1996 increased by $10.7 million or 32.0% over the same period last year. The revenues of the Company are derived primarily from base rents and additional rents from expense reimbursements, pursuant to the terms of tenant leases for occupied space at the warehouse/industrial properties. These properties represent approximately 96% of the gross leasable area of the Company's portfolio as of September 30, 1996.

     Rental revenues increased by $8.0 million in 1996 primarily because of full period income from properties acquired in 1995 and acquisitions in 1996 net of disposals. In addition, mortgage interest income, which was non-existent in 1995, contributed $1.0 million to revenue, while real estate fee income primarily consisting of fees earned by the Company in connection with its build-to-suit and development activities and third party management fees increased by $1.3 million and equity in net income of affiliate increased by $0.4 million. The Company's unconsolidated affiliate began operations during the third quarter of 1995 and did not recognize income from development activities until 1996.

     On a "same-store" basis (comparing the results of operations, on a cash basis, of the properties owned at September 30, 1995, with the results of operations of the same properties at September 30, 1996), the Company recognized a 4.2 % increase in revenues primarily due to lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

     Total operating expenses, excluding general and administrative, interest, depreciation and amortization, increased by $3.9 million, from $10.1 million in 1995 to $14.0 million in 1996. $3.2 million of the increase is due to real estate taxes. The majority of the increase, $2.2 million, resulted from 1995 and 1996 acquisitions and the balance, $1.0 million from tax increases throughout the portfolio with the largest increase in Cook County, Illinois. Insurance, utilities and property operating and leasing expenses, all components of operating expenses, increased at levels comparable to the level of acquisitions.

     Depreciation and other amortization increased by $1.1 million, from $6.5 million in 1995 to $7.6 million in 1996. The increase is due to full period depreciation on acquisitions completed during 1995 and 1996.

     General and administrative expenses increased by $0.2 million, from $1.4 million in 1995 to $1.6 million in 1996, due primarily to the growth of the Company.

     Interest incurred decreased by $2.0 million over the same period last year. Of this decrease, $1.5 million is due to the conversion to common stock of $8.7 million of convertible subordinated debentures through September 30, 1996 and $20.7 million through December 31, 1995 and the balance is due to lower average loan balances and reduced borrowing rates.

     Other expenses, generally non-operating items, increased by $0.1 million from the same period last year due to the loss on disposition of three properties totaling $102,000.

     As a result of the factors described above, net income, before extraordinary item, increased by $7.6 million from $5.0 million for the first nine months of 1995 to $12.6 million for the first nine months of 1996, an increase of 153.2%. Earnings before interest, income taxes, depreciation and amortization for the nine months increased by $6.8 million, from $23.1 million in 1995 to $29.9 million in 1996.

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995,

     Total revenues for the three months ended September 30, 1996 increased by $4.1 million or 35.8% over the same period last year. Rental revenues increased by $3.0 million in 1996 primarily because of full period income from properties acquired in 1995 and acquisitions in 1996 net of disposals. In addition, mortgage interest income, which was non-existent in 1995, contributed $0.5 million to revenue, while real estate fee income primarily consisting of fees earned by the Company in connection with its build-to-suit and development activities and third party management fees increased by $0.8 million and equity in net income of affiliate decreased by $0.2 million. The nine month equity is ahead of last year, but the revenue from development is not consistent throughout quarters.

     On a "same-store" basis (comparing the results of operations, on a cash basis, of the properties owned at September 30, 1995, with the results of operations of the same properties at September 30, 1996), the Company recognized a 3.9 % increase in revenues primarily due to rental increases on renewed leases and contractual increases in minimum rent under leases in place.

     Total operating expenses, excluding general and administrative, interest, depreciation and amortization, increased by $1.6 million, from $3.3 million in 1995 to $4.9 million in 1996. The majority of the increase in operating expenses, $1.2 million, is due to real estate taxes, and the balance, $0.4 million, to property operating expenses which have increased with the growth of the Company.

     Depreciation and other amortization increased by $0.1 million, from $2.5 million in 1995 to $2.6 million in 1996. The increase is due to full period depreciation on acquisitions completed during 1995 and 1996.

     General and administrative expenses decreased by $0.1 million, from $0.5 million in 1995 to $0.4 million in 1996, due primarily to the timing of expenses during the year. The nine month total has increased from 1995 to 1996 due to the growth of the Company.

     Interest incurred decreased by $1.0 million over the same period last year due to primarily to the conversion to common stock of $8.7 million of convertible subordinated debentures through September 30, 1996 and $20.7 million through September 30, 1995.

     As a result of the factors described above, net income, before extraordinary item, increased by $3.7 million from $1.6 million for the three months of 1995 to $5.3 million for the three months of 1996, an increase of 218.5%. Earnings before interest, income taxes, depreciation and amortization for the three months increased by $2.5 million, from $8.2 million in 1995 to $10.7 million in 1996.

 LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated from Company operations has historically been utilized for working capital purposes and making distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. For the nine months ended September 30, 1996, cash flow from operations was $17.7 million. Cash flow during that period contributed to payment of $17.3 million of current year distributions and $5.0 million of distributions declared in the fourth quarter of 1995 and paid in the first quarter of 1996.

     Acquisitions and improvements and additions to properties of approximately $72.2 million for the nine months were funded with borrowings under the Company's lines of credit totaling $28.6 million, proceeds from the disposition of real estate of $10.4 million and the net proceeds proceeds of the July 2, 1996 public offering of common stock. The remaining proceeds from disposition of real estate, $8.8 million, are invested in a restricted cash account to be applied to acquisitions closing in the near term.

     At September 30, 1996, the Company's debt constitutes approximately 25% of its fully diluted market capitalization. At that date, the Company's fully diluted equity market capitalization was approximately $467 million, and its fully diluted total market capitalization was approximately
     $603 million. The Company's leverage ratios benefited in the first nine months of 1996 from the conversion of approximately $8.7 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 474,175 shares of common stock.

     As of September 30, 1996, the Company had outstanding borrowings of approximately $20.0 million under its secured revolving lines of credit (approximately 3.3% of the Company's fully diluted market capitalization), and the Company had remaining availability of approximately $72 million under its lines of credit. As of September 30, 1996, the Company had two lines of credit, a $52 million credit facility with an affiliate of Lehman Brothers, Inc. and a $40 million facility with ABN/LaSalle. As noted in the Notes to Financial Statements under the caption "Subsequent Events", on October 24, 1996, the Company closed a $135 million unsecured credit facility to replace the Company's secured lines of credit referred to above. The line is co-led by First Chicago NBD and Lehman Brothers with participating banks including ABN LaSalle, Bank of America, Bank of Boston and NationsBank.

     On July 2, 1996, the Company completed a public offering of 3,450,000 shares of common stock at $23.75 per share. Net proceeds from the offering, after the underwriting discounts, were approximately
     $80.2 million. The proceeds of the offering were used to repay approximately $55.3 million then outstanding under the Company's lines of credit and to fund future investments. The public offering left the entire amount on the Company's lines of credit available.

     As of September 30, 1996, the Company had $9.3 million in restricted cash, most of which was held for reinvestment in future acquisitions as part of the Company's tax free exchange of four properties in May, 1996 and one property in September, 1996. The Company believes that its liquidity is adequate for operations and that positive cash flow from operations, as supplemented by proceeds of borrowings under its lines of credit and other financings, will be adequate to fund the Company's acquisition activities and allow distributions to the Company's stockholders in accordance with the requirements for qualification as a REIT.

     In the first nine months of 1996, the Company declared distributions of $17.3 million, representing an annualized distribution rate of approximately $1.62 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases and (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases.

                         PART II.  OTHER INFORMATION


     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     During the third quarter of 1996, no matter was submitted to a vote of security holders.

      ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  The following documents are filed as part of this report:

          (1) Exhibit 10.43 - Unsecured Revolving Credit Agreement dated as of October 23, 1996 and among The First National Bank of Chicago, as administrative agent and lender, Lehman Brothers Holdings, Inc., as documentation agent and lender, the other lenders named therein and CenterPoint Properties Corporation.

          (2) Exhibit 11 - Computation of Earnings per Share.

          (3) Exhibit 27 - Financial Data Schedule

     (b) On July 2, 1996, the Company filed with the Commission a current report on Form 8-K relating to the issuance and sale of up to 3,450,000 shares of the Company's Common Stock pursuant to a Supplement to Prospectus dated June 26, 1996 under a registration statement on Form S-3 filed with the Commission on June 5, 1995, as amended. The Form 8-K filed the following as exhibits to the
          Supplement: the form of Underwriting Agreement between the Company and Lehman Brothers Inc., the opinion of Coffield Ungaretti & Harris regarding the validity of the Common Stock and the opinion of Ungaretti & Harris regarding tax matters.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CENTERPOINT PROPERTIES CORPORATION
                                  a Maryland corporation



                                  By:  /s/ Paul S. Fisher
                                     ------------------------------------------
                                       Paul S. Fisher
                                       Executive Vice President and
                                       Chief Financial Officer
     November 13, 1996                 (Principal Accounting Officer)