Form 10-K
period 1996-12-31
CENTERPOINT PROPERTIES CORP
filed 1997-03-31
CIK 912893

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K
 (Mark One)

      X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ____ EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended  DECEMBER 31, 1996  or

    ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ______________ to _______________

                   Commission file number       1-12630
                                           -------------------
                         CENTERPOINT PROPERTIES CORPORATION
            ----------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)

             MARYLAND                                  36-3910279
-------------------------------------------------------------------------------
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

401 NORTH MICHIGAN AVENUE, SUITE 3000, CHICAGO, ILLINOIS     60611
----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:     (312) 346-5600
                                                    -------------------------

Securities registered pursuant to Section 12(b) of the Act:



     TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------                                  -----------------------------------------
    Common Stock, par value $.001                                    New York Stock Exchange
    8.22% Convertible Subordinated Debentures due 2004               New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                 NONE
              -------------------------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X   Yes       No
---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [   ]

As of March 19, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $495,767,438 (based on 15,864,558 shares held by non-affiliates and computed by reference to the reported closing price).

The registrant had 16,706,229 shares of its common stock, $.001 par value, outstanding as of March 19, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of Common Stock and Debenture Prospectuses of the registrant, dated December 3, 1993, and a Common Stock Prospectus of the registrant, dated January 19, 1995, each filed pursuant to Rule 424 under the Securities Act of 1933, as amended, portions of the Registration Statement on Form S-3 dated January 6, 1997, portions of the registrant's Form 10-Q for the quarter ended September 30, 1995, portions of the 10-K for the year ended December 31, 1995 and portions of
the   10-Q for quarter ended September 30, 1996 are incorporated by reference into Part IV of this Annual Report on Form 10-K. A portion of the registrant's definitive proxy statement is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                  TABLE OF CONTENTS


                                        PART I                             Page
                                                                           ----
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 21

Item 4.  Submission of Certain Items to a Vote of Security Holders. . . . . 21

                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Matters. . . . . 22

Item 6.  Selected Historical Financial Data. . . . . . . . . . . . . . . .  23

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . 25

Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . . . 30

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . .  30

                                       PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . .  31

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . .  31

Item 12. Security Ownership of Certain Beneficial Owners and Management. .  31

Item 13. Certain Relationships and Related Transactions. . . . . . . . . .  31

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 32

                                        PART I

ITEM 1.                     BUSINESS.

THE COMPANY

       CenterPoint Properties Corporation (the "Company") is a fully integrated real estate company focused on the acquisition, development, redevelopment, management and ownership of warehouse/industrial property located in Greater Chicago (defined as the area within a 150-mile radius of Chicago, including Milwaukee, Wisconsin and South Bend, Indiana), which, according to a ranking of markets published by Torto Wheaton Research and information published by CB Commercial, totals approximately 1.2 billion square feet, making it the largest warehouse/industrial market in the United States. The Company's investment and management portfolio currently consists of 70 warehouse/industrial properties containing approximately 13.3 million square feet (see the table of warehouse/industrial properties beginning on p.
14). The Company also owns and manages three retail properties, one office property and one apartment property, has issued two mortgages on warehouse/industrial properties, and is currently developing eight build-to-suit projects. The Company's total investment and management portfolio, including the non-industrial properties, mortgage investments and build-to-suit projects, is approximately 16.4 million square feet. Based on published statistics regarding square feet of space owned and managed by other firms and publicly available information filed with the Securities and Exchange Commission, as well as its knowledge and experience in the market, the Company believes it is the largest owner and operator of warehouse/industrial property in Greater Chicago. The Company's properties are currently 98% leased, with the warehouse/industrial properties occupied by 132 tenants in diverse industries and no tenant accounting for the lease of more than 6% of the total square footage of the Company's warehouse/industrial portfolio. Substantially all of the Company's properties have been constructed or renovated during the past ten years.

INVESTMENT OBJECTIVES AND BUSINESS POLICIES

       The Company's objective is to maximize stockholder value by pursuing a business strategy focused on investment and ownership of warehouse/industrial properties in Greater Chicago and a growth strategy consisting of (i) intensive management of its existing properties and (ii) the acquisition of existing leased warehouse/industrial properties, build-to-suit projects and properties suitable for redevelopment; and (iii) development of buildings for purchase by tenants or institutions generating fee income for the Company.

       BUSINESS STRATEGIES

    - WAREHOUSE/INDUSTRIAL PROPERTY. The Company believes that for the following reasons investment in warehouse/industrial property provides the opportunity for attractive returns and stable cash flow:

    - LOW CAPITAL REQUIREMENTS. The cost per square foot of developing warehouse/industrial properties typically ranges between $40-45 per square foot, which is lower than the cost of developing other types of property. From the Company's perspective, this results in less capital committed to any particular property, permitting greater diversification of the Company's risk. In addition, relative to other property types, fewer tenant improvements are required to renew or lease warehouse industrial space, minimizing the level of recurring capital expenditures necessary to sustain rental income.

    - HIGH TENANT RETENTION. Unlike office, retail and multi-family buildings, most warehouse/industrial buildings are occupied by a single tenant. Relocation tends to be costly for tenants of warehouse/industrial properties because of high tenant investment in production set up expenses, machinery and other site specific improvements (in many cases higher than the landlord's investment). To avoid these costs, tenants typically lease space that exceeds their immediate needs or space in buildings that are readily expandable. Tenant retention and expansion therefore tend to be higher than for other property types.

    - FAVORABLE LEASE TERMS. Warehouse/industrial buildings generally are leased on a "triple net" basis, under which tenants are contractually obligated to pay directly, or reimburse the landlord, for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the leases generally provide for rent growth through contractual rent increases or increases tied to certain indices such as the Consumer Price Index.

    - SHORT CONSTRUCTION PERIODS. The Company believes that the comparatively short development period for industrial buildings (typically six to nine months) relative to other property types has resulted in less speculative building and, therefore, a supply of industrial property that more closely corresponds to tenant demand. This has kept vacancy levels on average lower than for other property types and has produced greater rental rate stability.

    - LOW COST OF MANAGEMENT. The Company believes that the cost of managing warehouse/industrial property tends to be less than for other property types, because of large average tenant spaces, more limited building and tenant improvements to maintain, and relatively long lease terms.

    - LIMITED INSTITUTIONAL COMPETITION. The Company believes that higher overall investment returns are achievable for warehouse/industrial property than other property types because such assets, typically $3 to $6 million in purchase price, are too small to justify institutional attention. The Company's typical competitor for assets of this size is a sponsor of a single asset partnership that typically has a higher cost of capital and less financial flexibility than the Company.

       GREATER CHICAGO. The Company believes that Greater Chicago offers significant opportunities for investment in and ownership of warehouse/industrial property for the following reasons:

    - ECONOMIC CHARACTERISTICS AND GROWTH. Greater Chicago is the nation's largest warehouse/industrial market, with a diverse tenant base that lessens cyclical risk and a central continental location and transportation infrastructure that support continued growth. Greater Chicago is currently enjoying very favorable trends in growth, business investment, utilization and employment, which have resulted in increased space demand and increasing rents. Although the Company believes it is the largest owner and operator of warehouse/industrial property in Greater Chicago, its properties represented less than 1.3% of the market (based on square footage) as of December 31, 1996, allowing substantial opportunities for future growth through acquisitions.

    - MANAGEMENT EXPERIENCE. The Company's executive officers have over 100 years of combined real estate experience, primarily in warehouse/industrial properties located in Greater Chicago. Since 1977, these executive officers have completed approximately 300 industrial or commercial real estate projects aggregating over approximately 30 million square feet. This experience creates numerous opportunities for acquisitions, redevelopments and build-to-suits because of management's long-standing relationships with tenants and brokers within Greater

       Chicago. Management's market knowledge enables the Company to rapidly evaluate and respond to investment and leasing transactions and to actively create such opportunities.

    - BUSINESS EFFICIENCIES. The Company believes that geographic concentration provides significant business efficiencies. As a large owner of warehouse/industrial property located in most major Greater Chicago submarkets, the Company is able to market multiple locations and buildings and consequently has a competitive advantage in securing leasing opportunities. The Company also believes that operating economies of scale resulting from geographic concentration enhance its ability to offer lower occupancy costs to its tenants. The Company believes that its focus on warehouse/industrial properties in Greater Chicago also enables the expansion of its portfolio without a corresponding increase in general and administrative expense.

       GROWTH STRATEGIES

       INTENSIVE PROPERTY MANAGEMENT. The Company strives to provide the highest possible service to its tenants by addressing its tenants' occupancy needs and meeting their evolving space requirements. The Company seeks to become the "industrial landlord of choice" in the markets it operates. Management believes tenant satisfaction resulting from the Company's "hands on" management approach increases rental revenues by increasing tenant retention, minimizing reletting expense and facilitating rental increases. Management also believes that tenant satisfaction creates profitable expansion and build-to-suit opportunities from existing tenants.

       To develop its tenant franchise, the Company provides a variety of tenant services, including providing high quality, attractive space; promptly and fairly attending to tenant building or billing concerns; obtaining the lowest possible utility, insurance and real estate tax charges; and responding rapidly to expansion or space reconfiguration requests. The Company views tenant service as a key factor in its business and has established tenant satisfaction as one of its primary corporate goals and a principal measure in the Company's incentive pay program for employees.

       The Company's tenant service strategy benefits from the size and concentration of the Company's real estate holdings in Greater Chicago. As a large owner of warehouse/industrial properties in a single geographic market, the Company believes it can obtain for its tenants the benefits of bulk purchase of goods and services. Management believes that minimizing tenants' occupancy costs builds tenant loyalty and provides the Company with a significant marketing advantage.

       The Company's own staff is responsible for managing the Company's entire real estate portfolio. The Company currently staffs six management regions, each serving a particular segment of Greater Chicago, and each staffed with a team consisting of a regional manager, an assistant manager and accounting support personnel. Each team is responsible for all aspects of the management and leasing of its assigned properties. The Company intends to establish additional regional offices as the size of its portfolio increases.

       To incentivize employees to provide the highest level of tenant service, the Company has established a pay-for-performance compensation plan under which the incentive pay of each participating employee depends in part on the results of an annual tenant satisfaction survey administered by the Company's independent directors. Employee incentive pay is also dependent on the achievement of targeted portfolio occupancy and targeted per share funds from operations, each of which the Company believes is enhanced by tenant service.

       VALUE-ADDED INVESTMENTS. The Company seeks to acquire warehouse/industrial properties that have an initial cash yield greater than the Company's long term cost of capital (currently estimated to be 9.5 to 10.0%), that offer the best opportunity for cash flow growth and that meet the Company's investment criteria. The Company focuses on three types of transactions to which it can add value through the application of its development, management, construction, marketing and financial expertise. These transactions include the acquisition of: (i) existing leased properties, (ii) build-to-suit projects and (iii) older, economically viable properties that can be redeveloped. A table of the Company's warehouse/industrial properties with a description of each investment type is set forth beginning on page 14 hereof.



    - LEASED PROPERTIES. The Company focuses primarily on warehouse/industrial properties and build-to-suits with purchase prices ranging between $3 million and $6 million, which management believes are too small to be efficiently acquired on an individual basis by most institutions. Competition for these properties is primarily limited to private entities formed to purchase and operate single assets. The Company believes that scarcity of private equity capital due to the reduction in real estate tax benefits from property ownership and the reluctance of banks and other financial institutions to provide financing at attractive rates have kept initial required yields for smaller warehouse/industrial properties relatively high.
       As a public company with significant access to capital, including its lines of credit, the Company believes that it will continue to be able to take advantage of numerous acquisition opportunities in this price range.

    - BUILD-TO-SUIT PROPERTIES. In a build-to-suit transaction, the Company typically enters into a fixed-price forward purchase commitment for a property that has been substantially preleased to a single tenant, thereby eliminating the construction and leasing risk generally associated with speculative building. Although tenants are involved in site selection and design decisions, it is management's policy to acquire buildings readily adaptable to a variety of tenants and alternative uses. The Company has achieved and expects to continue to achieve favorable yields from build-to-suit transactions because of the Company's active involvement in the creation and financing of these projects.

    - REDEVELOPMENT PROPERTIES. The Company will seek to acquire certain warehouse/industrial properties for redevelopment, subdivision and re-leasing. Such properties are generally larger than the leased properties and build-to-suits acquired by the Company and typically involve significant reconfiguration and redevelopment expense prior to re-leasing. Competition for these properties is limited because, in management's experience, institutional investors generally lack redevelopment capability and prefer to invest in new leased product and because smaller privately held firms typically lack the capital necessary to engage in redevelopments. Management intends to acquire for redevelopment only properties with sufficient existing cash flow or expected cash flow from pre-leasing to cover the capital cost of the Company's initial investment. Redevelopment projects will be acquired only if the Company determines that underlying tenant demand exists to complete the leasing of any vacant space at favorable rates, that a substantial rent advantage can be secured through lower property acquisition cost and that the anticipated increase in Company cash flow justifies associated project risks.

    - REDEPLOYMENT OF CAPITAL. The Company will seek, where possible, to sell properties in transactions intended to qualify as tax-free exchanges under applicable provisions of the

       Internal Revenue Code and redeploy the proceeds of such sales in properties with higher yielding opportunities where the Company believes significant value can be added.

       The Company has developed the following investment criteria which it has determined are important to maximize its return on investment:

    - ADAPTABLE STRUCTURE AND CONFIGURATION. To maximize occupancy and minimize reletting expense and portfolio vacancy, the Company seeks "generic" properties or properties that have flexible floor plans amenable to inexpensive subdivision and adaptable to a wide variety of industrial or warehouse uses. A building should typically be single-story, with a ceiling height of at least 18 feet (measured from the floor to the lowest point of the horizontal roof supports). The building must be structurally sound, capable of bearing heavy floor loads and readily divisible for use by multiple tenants. Generally, less than 10% of the building's gross leasable area should be devoted to office or similar uses. The Company generally does not intend to invest in tenant-specific improvements not usable by other potential tenants, and it generally does not intend to acquire limited or special use properties, such as those devoted to research and development, heavy manufacturing processes or retail warehouse outlets.

    - LOCATION AND TRANSPORTATION ACCESS. To be acceptable to diverse tenants, a property should be located in a well-maintained industrial park or area zoned for industrial uses and be in close proximity to easily accessible interstate highway interchanges. The building itself should have adequate loading docks and be sited to permit truck access and circulation. Rail service is also desirable.

    - ENVIRONMENTAL AND ZONING COMPLIANCE. A property must be in compliance with applicable environmental regulations, must not present material financial risk to the Company due to potential remediation costs associated with prior or ongoing practices or environmental conditions at the property, and must not be likely to be threatened by ascertainable material environmental hazards emanating from surrounding properties. The intended use of the property must also be in compliance with all applicable zoning, fire and business ordinances.

    - EXPANSION POTENTIAL. A property should have available additional land to permit expansion by existing tenants.

    - TENANT CREDIT. A property should be leased to one or more well-managed, creditworthy tenants that are capable of meeting their rent and other lease obligations. A tenant's operations must be environmentally sound and must not damage the property or impair reletting. The tenant's business should also be consistent with the Company's tenant diversification goals.

    - LEASE CHARACTERISTICS. Existing or anticipated leases should provide for (i) rents consistent with the rents paid by comparable tenants in similar facilities in the same submarkets; (ii) the pass through to tenants of all operating, maintenance, tax and administrative costs and increases in such costs; (iii) rent indexation or fixed rental increases that equal or exceed management's expectation for inflation; and (iv) a term consistent with the amount of the Company's investment in the property and compatible with the Company's overall lease expiration schedule.

    - FEE DEVELOPMENT. In addition to revenues from value-added investment, the Company earns fees from the development of assets for purchase by tenants and institutions. Typically, these transactions have yields below the Company's investment return hurdle, but offer substantial profit opportunities relative to the level of required capital and management time. The Company is afforded these opportunities as a consequence of the size of its existing portfolio and its market penetration. The Company's fee development business has been, and is expected to continue to be, a recurring source of revenue.

THE COMPANY'S MARKET AREA:  GREATER CHICAGO

       The Company's target market is Greater Chicago, the region within a 150-mile radius of the City of Chicago, including Milwaukee, Wisconsin and South Bend, Indiana. Greater Chicago lies at the center of one of the nation's principal population and production regions and, as a consequence, has become a major warehouse/industrial market. Management believes that the size, location, transportation and demographic advantages, tenant diversity, favorable growth trends and real estate market conditions of its target market will support continued leasing and acquisition activity, enhancing the Company's growth in per share distributable cash flow.

       LOCATION, TRANSPORTATION AND DEMOGRAPHIC ADVANTAGES

       Greater Chicago encompasses over 1.2 billion square feet of warehouse/industrial property, making the area the largest warehouse/industrial market in the United States. The area has achieved its prominence as a manufacturing and distribution center as a result of its central continental location and extensive air, roadway, rail and water transportation infrastructure connecting the Greater Chicago area with a contiguous 13-state region consisting of Illinois, Wisconsin, Michigan, Ohio, Pennsylvania, West Virginia, Tennessee, Kentucky, Indiana, Missouri, Iowa, Nebraska and Minnesota.

       The latest census report issued by the United States Department of Commerce reported that this 13-state region accounted for $1.6 trillion in gross product (representing approximately one-third of the nation's economic activity), produced by 1.8 million industrial and commercial firms serving a residential population of approximately 78 million residents. Published census data indicate that Greater Chicago is the dominant economic, work and population center of this region as the home to over eight million residents and over 59,000 diverse industrial and commercial firms. The diversity of Greater Chicago business provides the Company the opportunity to capitalize on different trends affecting real estate demand and usage by different manufacturers and wholesalers. The diversity of business also reduces the Company's exposure to changes in the fortunes of any single type of business.

       ECONOMIC AND EMPLOYMENT TRENDS

       Current manufacturing, productivity, business investment, capacity utilization, and employment trends in the Midwest region of the U.S. and in Greater Chicago are positive. The Midwest Manufacturing Index for the Midwest region, as published by the Federal Reserve Bank of Chicago, has been steadily expanding since 1991 and was at its highest level at December 31, 1995 in more than eight years. The Midwest region has also recorded increases in manufacturing and wholesale employment and has exceeded the rates of growth of the United States as a whole. Management believes that these trends are favorable indicators of growth in the warehouse/industrial property market.

       WAREHOUSE/INDUSTRIAL DEMAND AND SUPPLY

       Total absorption of warehouse/industrial space in the Greater Chicago area is at record levels. Several factors contribute to the lag in supply of industrial properties in Chicago:

    - Desirable land close to Chicago has become difficult to acquire because land loan financing generally is unavailable.

    - High-growth municipalities in the Chicago market are beginning to impose restrictive zoning and impact fees on new development.

    - Traditional industrial real estate funding sources (such as banks and insurance companies) have continued to curtail their lending activity.

TRANSACTIONS DURING 1996

       During 1996, the Company accomplished the following:

   1996 ACQUISITIONS

   - In April, 1996, the Company purchased a 630,000 square foot industrial warehouse building in Hodgkins, Illinois for approximately $13.2 million. The acquisition was funded with advances under the Company's lines of credit.

   - In May, 1996, the Company acquired an industrial property in Milwaukee, Wisconsin (184,000 square feet) for $5.1 million and an industrial property in Elk Grove Village, Illinois (42,000 square feet) for $1.2 million. The acquisitions were funded with advances under the Company's lines of credit.

   - In May, 1996, the Company acquired an existing 60-year land lease for 50 acres within Chicago's O'Hare International Airport. Under the terms of the lease, base rent is $0.30 per square foot, escalating by $0.009 per square foot per year. Base rent is also increased in relation to the development of the premises. An additional amount for percentage rent is due under the lease in an amount equal to 3.13% of net cash flow, net financing proceeds and net residual receipts. O'Hare Express Center, being developed on the land, will be a $60 million air freight forwarding and warehouse complex. The 825,000 square foot complex is anticipated to be constructed in three phases over a three year period. The first building, a 138,000 facility for Burlington Air Express has been completed and was sold to Burlington Air Express in October 1996. Two buildings consisting of approximately 315,000 square feet for Air Canada, DHL Airways, Alliance Airlines and a tenant yet to be identified are under construction or development.

    - In June, 1996, the Company acquired industrial properties in Franklin Park, Illinois (274,000 square feet), Itasca, Illinois (202,000 square feet) and two in Elk Grove Village (82,000 square feet and 152,000 square feet) for $9.3 million, $10 million, $2.9 million and $5.2 million, respectively. These acquisitions were funded by the assumption of two mortgages totaling $13.3 million, $7.2 million from the proceeds of dispositions of properties in May, 1996 (described below) and the balance from advances under the Company's lines of credit.

    - In September, 1996, two industrial properties were purchased. The first property, located in Northlake, Illinois (1,354,000 square feet), was purchased for approximately $22.6 million and funded in part with a $16.0 million advance under the Company's line of credit with Lehman Brothers Holdings Inc. and in part with proceeds of a public offering of shares of the Company's Common Stock completed on July 2, 1996. The other property, located in Franklin Park, Illinois (66,000 square feet), was purchased for approximately $1.9 million and funded with proceeds from the exchange properties sold in May, 1996.

    - In October, 1996, the Company acquired three industrial properties and one office building. The three industrial properties, located in Buffalo Grove, Illinois (118,000 square feet), Lemont, Illinois (64,000 square feet), and St. Charles, Illinois (103,000 square feet), were purchased for approximately $6.0 million, $2.3 million and $3.3 million, respectively, and were funded in part with a $4.0 million advance under the Company's line of credit with Lehman Brothers Holdings, Inc. and in part with the proceeds from a tax free exchange of properties in May, 1996 and September, 1996. The office building, located in Elgin, Illinois (118,000 square feet), was purchased for approximately $5.2 million and funded with an advance under the Company's line of credit with Lehman Brothers Holdings, Inc.

    - In November, 1996, the Company purchased an industrial property, located in Arlington Heights, Illinois (500,000 square feet), for approximately $15.0 million which was funded with an advance under the Company's new unsecured credit facility co-led by The First National Bank of Chicago and Lehman Brothers Holdings, Inc.

    1996 DISPOSITIONS

    - In April, 1996, the Company sold a retail property at 4833 W. Diversey, Chicago, Illinois (12,000 square feet) for approximately $0.7 million.

    - In May, 1996, the Company sold an industrial property at 1390 Lunt, Elk Grove Village, Illinois (31,000 square feet) for approximately $1.2 million upon the exercise of a tenant purchase option. In addition, the Company sold industrial properties located at 960-1100 Maplewood Drive, Itasca, Illinois (123,000 square), 905-909 Irving Park Road, Itasca, Illinois (46,000 square feet), 6845 Santa Fe Drive, Hodgkins, Illinois (64,000 square feet) and 1001 Frontenac Road, Naperville, Illinois (68,000 square feet) for an aggregate of $15.1 million. The net proceeds from these dispositions were redeployed in new investments and acquisitions in transactions intended to qualify as a tax-free exchange under applicable provisions of the Internal Revenue Code.

    - In June, 1996, the Company sold an industrial property at 5954 W. 116th Street, Alsip, Illinois (18,000 square feet) for approximately $0.5 million.

    - In September, 1996, the Company disposed of property located in St. Charles, Illinois (313,000 square feet) in a transaction that is intended to qualify as a tax-free exchange under applicable provisions of the Internal Revenue Code. Consideration for the property was approximately $5.4 million.

    1996 SECURITIES OFFERINGS

    - The Company filed a shelf registration statement on Form S-3 (Registration Statement No. 33-93074) in June, 1995 for the registration of $200,000,000 in debt securities, common stock, preferred stock and securities warrants, and the registration statement was declared effective by the Commission on July 27, 1995. On January 22, 1996, the Company filed a post-effective amendment to the registration statement, removing the registration of debt securities, preferred stock and warrants to purchase debt securities and preferred stock. On June 26, 1996, the Company filed a prospectus supplement relating to the offering, under the shelf registration statement on Form S-3, of up to 3,450,000 shares of common stock. Lehman Brothers, Inc. agreed to purchase 3,000,000 shares on a firm commitment basis, at prevailing market prices, with an over-allotment option to purchase up to an additional 450,000 shares. On July 2, 1996, the Company completed the public offering of 3,450,000 shares of common stock at $23.75 a share, resulting in net proceeds of approximately $80.2 million after underwriting discounts. The proceeds of the offering were used to repay approximately $55.2 million then outstanding under the Company's lines of credit and to fund approximately $24.9 million in investments.

    - On December 19, 1996, the Company filed a shelf registration statement on Form S-3 (Registration Statement No. 333-18235) for the registration of $200,000,000 in debt securities, common stock, preferred stock and securities warrants, and the registration statement was declared effective by the Commission on January 6, 1997. The Prospectus included in the Registration Statement is a combined Prospectus which also relates to common stock remaining outstanding under Registration Statement No. 33-93074.

    1996 FINANCINGS

    - In April, 1996, the Company refunded its outstanding 1991 and 1993 tax exempt and related taxable bonds by issuing new tax exempt and taxable bonds in the aggregate principal amount of $22.22 million. The City of Gary, Indiana, was the nominal issuer of both the refunded and the refunding bonds. The new bonds were issued under a flexible "multi-modal" facility permitting the issuance of indebtedness in maturities up to five years, with the interest rate resetting to market on the maturity date selected. The new issuance facility is guaranteed by The Royal Bank of Scotland, which also guaranteed the refunded debt. The refunding bonds were issued in a tax exempt tranche of $20.54 million and a $1.68 million taxable tranche. Both tranches have a nominal maturity of March 1, 2031. The refunded bonds were issued in two series, 1991 ($15.5 million) and 1993 ($7.5 million), which were divided into tax exempt and taxable tranches aggregating $20.54 million and $2.46 million, respectively. The balance of the bonds ($0.78 million) not refunded through the reissuance of new bonds was refunded with cash on hand.

    - On October 24, 1996, the Company closed a $135 million unsecured credit facility to replace the Company's secured line of credit with Lehman Brothers Holdings Inc. and the Company's secured line of credit with LaSalle National Bank. The $135 million line of credit is co-led by The First National Bank of Chicago, as administrative agent, and Lehman Brothers Holdings Inc., as documentation agent, and the participating banks included The First National Bank of Boston, NationsBank, N.A., Bank of America Illinois and LaSalle National Bank. The current interest rate is LIBOR plus 1.15% for LIBOR borrowings and First Chicago's corporate base rate plus .15% for other borrowings. The Company borrowed $20.8 million under the new unsecured line of credit to repay and terminate its secured line of credit with Lehman Brothers Holdings Inc., and the Company terminated its secured line of credit with LaSalle National Bank.

     OTHER DEVELOPMENTS IN 1996

     - At the Annual Meeting of Stockholders on May 14, 1996, the stockholders approved, among other things, an amendment to the Articles of Incorporation of the Company authorizing the issuance of 2,272,727 shares of new non-voting Class B Common Stock. Upon stockholder approval of the amendment to the Articles of Incorporation, the issued and outstanding shares of Series A Preferred Stock were automatically converted, on a one for one basis, into shares of Class B Common Stock.

    - Prior to June 12, 1996, the Company's Common Stock and 8.22% Convertible Subordinated Debentures (the "Debentures") were listed on the American Stock Exchange under the symbol "CNT." On June 12, 1996, the Company's Common Stock and Debentures were listed on the New York Stock Exchange under the symbol "CNT."

SUBSEQUENT DEVELOPMENTS

    - From December 31, 1996 through March 5, 1997, an additional $2,195,000 of convertible subordinated debentures have been converted to 120,259 shares of common stock, leaving a balance of convertible subordinated debentures outstanding of $12,185,000.

    - On January 17, 1997, the Company acquired an industrial property located in Waukegan, Illinois for approximately $6.4 million, which was funded with a $5.1 million advance under the Company's unsecured credit facility co-led by The First National Bank of Chicago and Lehman Brothers Holdings, Inc. and the remainder from working capital.

    - On March 6, 1997, the Company completed a public offering of 2,250,000 shares of common stock at $31.50 per share under its shelf registration statement declared effective by the Securities and Exchange Commission in January, 1997. Net proceeds from the offering after the underwriting discounts were approximately $67.2 million. The proceeds of the offering were used to repay approximately $58.2 million outstanding under the Company's unsecured credit facility co-led by The First National Bank of Chicago and Lehman Brothers Holdings, Inc. with the balance of $9.0 million to fund investments.

EMPLOYEES

       At March 1, 1997, the Company had 100 full-time and 30 part-time employees. Of the full-time employees, 82 are involved with property management, operations, leasing and acquisition activities, 8 are involved with general financial administration, financing activities, reporting and acquisition analysis, and 10 are clerical workers. All property management and maintenance activities are currently provided by the Company's employees. The Company does not intend to enter into any agreement with any entity or person relating to such services. However, the Company's Articles of Incorporation do not contain any prohibition on the use of third parties to perform such services, and such services may therefore be performed by third parties in the future.

ENVIRONMENTAL MATTERS

       Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), as well as similar state and local laws, owners and operators of property, both past and present, may be held financially responsible for the investigation and, if appropriate, the remediation of releases or threatened releases of hazardous substances into the environment. Other parties who arranged for the disposal of hazardous substances or transported hazardous substances for disposal at a property also may be held liable. Liability under CERCLA and similar laws is strict, joint and several unless a legally and factually sufficient basis for apportionment is demonstrated and in most instances, liability may be imposed without regard to the party's culpability concerning the presence of hazardous substances at the property. Potentially responsible parties may be liable to one another, the government and under some circumstances, third parties.

       To the extent the Company in the future may incur hazardous substance response costs in connection with any of its properties, the Company may seek to recover such costs from responsible parties under CERCLA. Costs recoverable under CERCLA must be incurred in a manner consistent with the National Contingency Plan. The National Contingency Plan establishes a procedure whereby contaminated properties may be identified and, if necessary, remediated. If conducted in the appropriate manner, the costs that may be recovered will include but may not be limited to funds expended to investigate and to remediate hazardous substance releases. Costs associated with any such environmental activity may be substantial.

       All of the Company's existing properties have been, and all properties the Company may acquire in the future will be, subjected to a Phase I and or similar environmental assessments. The purpose of a Phase I environmental assessment is to determine if past and present uses of a property indicate the potential for soil or groundwater contamination or if other environmental conditions might affect the value of or future uses of the property. Phase I environmental assessments generally include the following: visual inspection of environmental conditions at and around the property; review of available land use records; interviews with the property representatives; examination of information from environmental agencies; and a walk through survey for suspected asbestos containing or other toxic materials.

       Apart from certain conditions currently being remedied, as described below, the Phase I and Phase II environmental assessment reports have not revealed any environmental condition affecting any of the Company's existing properties or any properties under binding contract that the Company believes requires remediation that would have a material adverse effect on the Company's business or assets, nor is the Company aware of any such environmental condition. The Company believes that either the properties are in compliance or the remediation activities are in compliance in all material respects with applicable Federal, state and local laws, ordinances and regulations concerning the presence of hazardous substances. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous substances in connection with any of its properties. Based on its current knowledge and currently applicable laws and regulations, the Company is aware of the following environmental issues, none of which the Company believes are material to its financial condition:

       1. Certain remediation activities are currently being conducted at Great Lakes Industrial Center by Neo Industries, a previous tenant, which is investigating chromium releases from its plating operations and is currently remediating the chromium contamination in the soil and the groundwater. The Company does not expect to incur any remediation costs with respect to this property.

       2. Certain of the properties are in the vicinity of properties that contain or have contained storage tanks or on which hazardous substances or petroleum products have been or may in the future be used or stored. Based on the Phase I and, in some cases, additional environmental assessments conducted with respect to its properties, the Company is not aware that these conditions have had, and believes it unlikely that these conditions will have, any adverse effect on its properties. Should there be any adverse effect requiring response by the Company, the Company believes that it may be able to recover its response costs from the responsible parties.

       3. Limited quantities of asbestos containing materials ("ACM") are present in various building materials at many of the Company's properties. The ACM present at the properties generally is in good condition and for the most part is non-friable. The Company has implemented an operation and maintenance plan for ACM, including periodic inspections. This plan includes removal and abatement activity whenever damaged ACM is discovered in areas where human exposure may occur. It also includes an annual ACM abatement program and ACM abatement during property renovation or reconstruction.

       4. The former owner/operator of one property, 1700 West Hawthorne Lane, West Chicago, Illinois, has removed various underground and above-ground storage tanks and performed remediation of releases from these tanks where necessary. Closure reports have been or are being submitted by the former owner/operator for each tank removal. The Company expects to receive Illinois Environmental Protection Agency closure certification for each tank from the former owner/operator in due course.

       It is possible, however, that the environmental assessments of the Company's properties do not reveal all environmental liability concerns or that there are material environmental liabilities of which the Company is unaware. Given the nature of the properties that are now owned by the Company or that may be acquired in the future, no assurances can be given that (i) future laws, ordinances or regulations will not require or impose any material expenditures or liabilities in connection with environmental conditions by or on the Company or its properties; (ii) the current environmental condition of the Company's properties will not be affected by tenants and occupants of such properties, by the condition of properties in the vicinity of such properties or by third parties unrelated to the Company; and (iii) prior owners of any of the Company's properties did not create environmental problems of which the Company is not aware.

COMPETITION

       All of the Company's existing properties are, and all of the properties that it may acquire in the future are expected to be, located in areas that include numerous other warehouse/industrial properties, many of which may be deemed to be more suitable to a potential tenant than the Company's properties. The resulting competition could have a material adverse effect on the Company's ability to lease its properties and to increase the rentals charged on existing leases.

INVESTMENT IN AND ADVANCES TO AFFILIATE

       The Company holds approximately 99% of the economic interest in CenterPoint Realty Services Corporation, an Illinois corporation ("CRS"). To maintain compliance with limitations on income from business activities received by REITs and their qualified REIT subsidiaries, the Company holds its interest in CRS in the form of non-voting equity ownership which qualifies CRS as an unconsolidated taxable subsidiary.

       As of December 31, 1996, the Company had advanced to CRS approximately $6.3 million under a demand loan with an interest rate of 8.125%. The proceeds of the loan were required for development projects. Principal and interest are due upon demand.

ITEM 2.  PROPERTIES.

THE COMPANY'S WAREHOUSE/INDUSTRIAL PROPERTIES

       The Company's investment portfolio of warehouse/industrial properties consists of 70 properties totaling approximately 13.3 million square feet. During 1996, the Company acquired 13 fully-leased warehouse/industrial properties with a total area of approximately 3.8 million square feet, and the Company disposed of 7 warehouse/industrial properties with a total area of approximately 0.5 million square feet.

       LOCATION. The Company's current properties are well located, with convenient access to area interstate highway, rail, and air transportation. The properties are in good physical condition, nearly all of them having been built or substantially renovated within the last 10 years.

       BUILDING CHARACTERISTICS. Most of the space in the warehouse/industrial properties currently owned by the Company or under contract has been designed for warehousing and distribution. The remainder of the space is comprised of light manufacturing space. A number of the industrial properties include both distribution and light manufacturing space so as to provide tenants with increased flexibility. The Company's largest industrial property contains approximately 1,354,000 rentable square feet in a multi-tenant subdivided warehousing and manufacturing complex. The Company's present warehouse/industrial properties have an average project size of approximately 177,000 square feet, and, on average, a tenant at an industrial property occupies approximately 101,000 rentable square feet. Although a number of the industrial properties are single-tenant build-to-suit facilities, all are designed to be divisible and to be leased by multiple tenants. The Company has had substantial experience in subdividing older space for new tenants.

       The Company's present warehousing and distribution properties, as well as warehousing and distribution properties under contract, are designed for bulk storage of materials and manufactured goods in buildings with interior heights typically of 22 feet or more. All of the warehousing and distribution properties have dock facilities for trucks as well as grade level loading for lighter vehicles and vans. Typically, the distribution buildings are used for storage and contain a minimal amount of office space.

       LEASE CHARACTERISTICS. The Company believes that the lease agreements for its warehouse/industrial properties, which in most cases provide for scheduled or indexed increases in rent, as well as the strengthening economy, will provide opportunities for rental growth. The Company, in substantially all cases, passes operating expenses and real estate tax increases on to tenants. The leases for the warehouse/industrial properties currently owned by the Company have terms between one and 15 years, with a weighted average remaining term, based on square footage, of approximately 4.8 years as of December 31, 1996.

       Tenant Diversity. The composition of tenants in the warehouse/industrial properties currently owned by the Company reflects the commercial diversity of businesses operating in Greater Chicago. At December 31, 1996, no single industry, other than Wholesale Trade-Durable Goods and Trucking/Warehousing, accounted for more than 7% of the leased space in the warehouse/industrial properties currently owned by the Company. Wholesale Trade-Durable Goods and Trucking/Warehousing, which encompasses a wide variety of industries, accounted for 44.2% of the leased space in the warehouse/industrial properties currently owned by the Company at December 31, 1996, and the five largest industries, other than Wholesale Trade-Durable Goods and Trucking/Warehousing, represented by tenants accounted collectively for only 25.1% of such space. In addition, no single tenant comprised more than 5% of the Company's total revenues as of December 31, 1996.

       OTHER INFORMATION REGARDING WAREHOUSE/INDUSTRIAL PROPERTIES. The following table sets forth certain information regarding the Company's portfolio of warehouse/industrial properties, separately identifying 1996 investments of the Company:

                                                 Year of Original
                                                  Construction/        Annualized
                                                Last Redevelopment       Base           Average
                                                      And/or             Rent             Rent
1996 INVESTMENTS                                   Expansion (1)        Revenue      Per Sq. Ft.(2)
----------------                                   -------------        -------      --------------

10740 W. Grand Ave., Franklin Park, IL(7)            1965/1971          $239,976.00       $3.64
16400 West 103rd Street, Lemont, IL (7)              1983/1995           274,803.84        4.32
400 North Wolf Road, North Lake, IL                  1956/1997         4,050,866.75        2.99
1100 Chase Avenue, Elk Grove Village, IL (7)         1980/1996           171,475.00        4.12
2553 North Edgington, Franklin Park, IL              1967/1995         1,347,546.75        4.91
6600 River Road, Hodgkins, IL                          1968            1,398,000.00        2.22
1800 Bruning Drive, Itasca, IL                       1975/1978         1,059,969.00        5.25
1501 Pratt Ave., Elk Grove Village, IL                 1973              600,572.63        3.95
911 Commerce, Buffalo Grove, IL (6)                    1993              700,994.13        5.94
7501 North 81st Street, Milwaukee, WI                  1987              559,500.00        3.04
875 Fargo Avenue, Elk Grove Village, IL                1980              345,945.63        4.20
425 South 37th Avenue, St. Charles, IL (7)             1975              390,585.75        3.79
1500 West Dundee Road, Arlington Hts., IL (6)          1969            1,938,280.88        3.88
                                                                       ------------        ----
Subtotal                                                              13,078,516.34        3.47
                                                                      -------------        ----
Average                                                                                    3.47  (9)


PREVIOUSLY OWNED PROPERTIES
---------------------------

1827 North Bendix Drive, South Bend, IN (6)          1964/1990           554,580.00        2.78
800 Chase Avenue, Elk Grove Village, IL (6)            1972            1,182,792.00        3.46
2600 Elmhurst Road, Elk Grove Village, IL              1995              509,701.41        4.85
11743 South Mayfield, Alsip, IL (6)                    1962              155,264.50        3.70
1733 Downs Drive, West Chicago, IL                     1975              353,852.00        2.43
1700 Butterfield Road Mundelein, IL                    1976              226,750.00        3.78
750 East 110th Street, Chicago, IL                     1966              231,036.00        3.23
10601 Seymour Ave., Franklin Park, IL (6)            1963/1970         1,120,992.00        1.66
11601 S. Central Avenue, Alsip, IL                     1970              871,870.00        3.37
825-845 Hawthorne Lane, West Chicago, IL (6)           1974              407,037.88        2.56
850 Arthur Avenue, Elk Grove Village, IL (7)(8)      1971/1973           245,867.81        5.79
4400 S. Kolmar, Chicago, IL (6)                        1966              438,840.00        4.77
11701 S.Central Avenue, Alsip, IL                      1970              855,000.00        2.85
1645 Downs Drive, West Chicago, IL                     1975              349,356.00        2.70
1810-1820 Industrial Drive, Libertyville, IL           1977              256,700.03        3.02
745 Birginal Road, Bensenville, IL                     1974              392,655.50        3.47
1700 West Hawthorne, West Chicago, IL (6)            1959/1969         1,381,800.00        1.88
8901 102nd Street, Pleasant Prairie, WI                1990              571,361.06        5.41
8200 100th Street, Pleasant Prairie, WI                1990              541,205.19        3.65
1120 Frontenac, Naperville, IL                       1980/1994           540,432.00        3.51
1800 Industrial Drive, Libertyville, IL              1992/1994           802,803.13        4.58
1 Wildlife Way, Long Grove, IL                         1994              644,133.13       11.91
7001 Adams Street, Willowbrook, IL                     1994              186,068.13        7.35
655 Wheat Lane, Wood Dale, IL (7)                      1984              194,945.88        4.72
900 W. University Dr., Arlington Heights, IL           1974              501,083.38        5.81
1300 Northpoint Road, Waukegan, IL                     1994              304,820.38        4.69

                                                                            Percent of
                                                                            GLA Leased
                                                              Percent of       as of
                                                      GLA        Total     December 31,    Number     Property
1996 INVESTMENTS                                   Sq. Ft.(3)   GLA (4)        1996       of tenants   Type (5)
----------------                                   ----------   -------        ----       ----------   --------

10740 W. Grand Ave., Franklin Park, IL(7)            66,000      0.50%         100%            1           ACQ
16400 West 103rd Street, Lemont, IL (7)              63,612      0.48%         100%            1           ACQ
400 North Wolf Road, North Lake, IL               1,353,582     10.17%         100%            4           ACQ
1100 Chase Avenue, Elk Grove Village, IL (7)         41,651      0.31%         100%            1           ACQ
2553 North Edgington, Franklin Park, IL             274,303      2.06%         100%            4           ACQ
6600 River Road, Hodgkins, IL                       630,410      4.74%         100%            1           ACQ
1800 Bruning Drive, Itasca, IL                      202,000      1.52%         100%            1           ACQ
1501 Pratt Ave., Elk Grove Village, IL              151,900      1.14%         100%            2           ACQ
911 Commerce, Buffalo Grove, IL (6)                 118,009      0.89%         100%            2           ACQ
7501 North 81st Street, Milwaukee, WI               183,958      1.38%         100%            1           ACQ
875 Fargo Avenue, Elk Grove Village, IL              82,368      0.62%         100%            1           ACQ
425 South 37th Avenue, St. Charles, IL (7)          103,106      0.78%         100%            1           ACQ
1500 West Dundee Road, Arlington Hts., IL (6)       500,000      3.76%         100%            2           ACQ
                                                    -------      -----         ----            -
Subtotal                                          3,770,899     28.35%           0%           22
                                                  ---------     ------           -            --
Average                                             209,494 (10)

PREVIOUSLY OWNED PROPERTIES
---------------------------

1827 North Bendix Drive, South Bend, IN (6)         199,730      1.50%         100%            1           ACQ
800 Chase Avenue, Elk Grove Village, IL (6)         341,848      2.57%         100%            1           ACQ
2600 Elmhurst Road, Elk Grove Village, IL           105,000      0.79%         100%            1           BTS
11743 South Mayfield, Alsip, IL (6)                  42,000      0.32%         100%            2           ACQ
1733 Downs Drive, West Chicago, IL                  145,528      1.09%         100%            1           ACQ
1700 Butterfield Road Mundelein, IL                  60,000      0.45%         100%            1           ACQ
750 East 110th Street, Chicago, IL                   71,510      0.54%         100%            1         ACQ/RDV
10601 Seymour Ave., Franklin Park, IL (6)           677,000      5.09%         100%            1         ACQ/RDV
11601 S. Central Avenue, Alsip, IL                  259,000      1.95%         100%            1           ACQ
825-845 Hawthorne Lane, West Chicago, IL (6)        158,772      1.19%         100%            2           ACQ
850 Arthur Avenue, Elk Grove Village, IL (7)(8)      42,490      0.32%         100%            1           ACQ
4400 S. Kolmar, Chicago, IL (6)                      92,000      0.69%         100%            1           ACQ
11701 S.Central Avenue, Alsip, IL                   300,000      2.26%         100%            1           ACQ
1645 Downs Drive, West Chicago, IL                  129,390      0.97%         100%            1           ACQ
1810-1820 Industrial Drive, Libertyville, IL         85,000      0.64%         100%            1           ACQ
745 Birginal Road, Bensenville, IL                  113,266      0.85%         100%            1           ACQ
1700 West Hawthorne, West Chicago, IL (6)           735,196      5.53%         100%            1           ACQ
8901 102nd Street, Pleasant Prairie, WI             105,637      0.79%         100%            1           ACQ
8200 100th Street, Pleasant Prairie, WI             148,472      1.12%         100%            1           ACQ
1120 Frontenac, Naperville, IL                      153,902      1.16%         100%            1           ACQ
1800 Industrial Drive, Libertyville, IL             175,196      1.32%         100%            1           ACQ
1 Wildlife Way, Long Grove, IL                       54,100      0.41%         100%            1           RDV
7001 Adams Street, Willowbrook, IL                   25,324      0.19%         100%            1           BTS
655 Wheat Lane, Wood Dale, IL (7)                    41,300      0.31%         100%            1           ACQ
900 W. University Dr., Arlington Heights, IL         86,254      0.65%         100%            1           ACQ
1300 Northpoint Road, Waukegan, IL                   65,000      0.49%         100%            1           ACQ




                                                 Year of Original
                                                  Construction/        Annualized
                                                Last Redevelopment       Base           Average
                                                      And/or             Rent             Rent
PREVIOUSLY OWNED PROPERTIES                        Expansion (1)        Revenue      Per Sq. Ft.(2)
---------------------------                        -------------        -------      --------------

1015 East State Parkway, Schaumburg, IL                1980              140,740.00        7.19
21399 Torrence Avenue, Sauk Village, IL                1987              966,845.13        2.59
920 Frontenac, Naperville, IL                          1987                    0.00        0.00
2764 Golfview, Naperville, IL                          1985               96,524.32        4.82
1150 Shore Road, Naperville, IL                        1985              174,888.00        5.79
1651 Frontenac, Naperville, IL                         1978               92,762.76        3.05
800 Enterprise Court, Naperville, IL                   1985              183,666.00        5.25
1500 Shore Drive, Naperville, IL                       1985              164,715.34        3.81
1560 Frontenac, Naperville, IL                         1987              275,615.69        3.22
1020 Frontenac, Naperville, IL                         1980              392,435.69        3.94
1510 Frontenac, Naperville, IL                         1986              281,330.53        2.68
720 Frontenac, Naperville, IL                          1991              515,986.03        3.00
1850 Greenleaf, Elk Grove Village, IL                  1965              232,800.00        3.97
820 Frontenac, Naperville, IL                          1988              529,933.75        3.45
4501 West Augusta  Boulevard, Chicago, IL            1942/1989           901,782.56        2.08
1201 Lunt Avenue, Elk Grove Village, IL                1971               47,430.00        6.43
950-970 Tower Road, Mundelein, IL                    1979/1990           158,280.66        4.13
201 Mississippi Street, Gary, IN                     1945/1988         3,583,530.00        3.41
425 West 151st Street, East Chicago, IN              1913/1991         1,192,997.25        3.42
1520 Pratt Avenue, Elk Grove Village, IL               1968              243,147.61        3.89
2339-41 Ernie Krueger Court, Waukegan, IL            1990/1993           217,800.00        4.00
2743 Armstrong Court, Des Plaines, IL                  1989              391,544.28        7.34
1250 Carolina Drive, West Chicago, IL                  1988              561,541.00        3.74
900 East 103rd Street, Chicago, IL                   1910/1990         2,161,717.25        3.76
1319 Marquette Drive, Romeoville, IL                   1990              470,355.94       12.94
620-630 Butterfield Road, Mundelein, IL                1990              245,040.00       10.11
5990 Touhy Avenue, Niles, IL                         1960/1993         1,363,490.88        4.61
825 Tollgate Road,Elgin, IL                            1989              421,885.84        5.08
5619-25 West 115th Street, Alsip, IL                   1974            1,772,850.25        4.47
1400 Busse Road, Elk Grove Village, IL                 1975              626,225.25        4.22
245 Beinoris Drive, Wood Dale, IL                    1988/1993            85,776.00        7.15
                                                                          ---------        ----
Subtotal                                                              32,314,585.38        3.39
                                                                      -------------        ----
Average                                                                                    3.39
                                                                                           ----
GRAND TOTAL ALL WAREHOUSE/INDUSTRIAL PROPERTIES                      $45,393,101.72       $3.41
AVERAGE ALL WAREHOUSE/INDUSTRIAL PROPERTIES                                               $3.41 (9)

                                                                            Percent of
                                                                            GLA Leased
                                                              Percent of       as of
                                                      GLA        Total     December 31,    Number     Property
PREVIOUSLY OWNED PROPERTIES                        Sq. Ft.(3)   GLA (4)        1996       of tenants   Type (5)
---------------------------                        ----------   -------        ----       ----------   --------

1015 East State Parkway, Schaumburg, IL              19,576      0.15%         100%            1           ACQ
21399 Torrence Avenue, Sauk Village, IL             372,835      2.80%         100%            1           ACQ
920 Frontenac, Naperville, IL                       121,200      0.91%           0%            0           ACQ
2764 Golfview, Naperville, IL                        20,022      0.15%         100%            1           ACQ
1150 Shore Road, Naperville, IL                      30,184      0.23%         100%            1           ACQ
1651 Frontenac, Naperville, IL                       30,414      0.23%         100%            1           ACQ
800 Enterprise Court, Naperville, IL                 34,984      0.26%         100%            1           ACQ
1500 Shore Drive, Naperville, IL                     43,230      0.32%         100%            2           ACQ
1560 Frontenac, Naperville, IL                       85,608      0.64%         100%            2           ACQ
1020 Frontenac, Naperville, IL                       99,684      0.75%         100%            1           ACQ
1510 Frontenac, Naperville, IL                      104,886      0.79%         100%            1           ACQ
720 Frontenac, Naperville, IL                       171,935      1.29%         100%            2           ACQ
1850 Greenleaf, Elk Grove Village, IL                58,627      0.44%         100%            1           ACQ
820 Frontenac, Naperville, IL                       153,604      1.15%         100%            1           ACQ
4501 West Augusta  Boulevard, Chicago, IL           432,661      3.25%          95%            7           RDV
1201 Lunt Avenue, Elk Grove Village, IL               7,380      0.06%         100%            1           ACQ
950-970 Tower Road, Mundelein, IL                    38,359      0.29%         100%            3           BTS
201 Mississippi Street, Gary, IN                  1,052,173      7.91%          97%           15           RDV
425 West 151st Street, East Chicago, IN             349,236      2.63%          90%            9           RDV
1520 Pratt Avenue, Elk Grove Village, IL             62,546      0.47%         100%            1           ACQ
2339-41 Ernie Krueger Court, Waukegan, IL            54,450      0.41%         100%            1           BTS
2743 Armstrong Court, Des Plaines, IL                53,325      0.40%         100%            1           BTS
1250 Carolina Drive, West Chicago, IL               150,000      1.13%         100%            2           BTS
900 East 103rd Street, Chicago, IL                  575,462      4.33%         100%            3           RDV
1319 Marquette Drive, Romeoville, IL                 36,349      0.27%         100%            1           BTS
620-630 Butterfield Road, Mundelein, IL              24,237      0.18%         100%            1           BTS
5990 Touhy Avenue, Niles, IL                        295,964      2.22%         100%            3           RDV
825 Tollgate Road,Elgin, IL                          83,122      0.62%         100%            2           ACQ
5619-25 West 115th Street, Alsip, IL                396,979      2.98%          98%            5           RDV
1400 Busse Road, Elk Grove Village, IL              148,436      1.12%          90%           10           ACQ
245 Beinoris Drive, Wood Dale, IL                    11,989      0.09%         100%            1         BTS/RDV
                                                     ------      ----          ----            -
Subtotal                                          9,532,372     71.65%           0%          110
                                                  ---------     ------           -           ---
Average                                             167,235
                                                    -------

GRAND TOTAL ALL WAREHOUSE/INDUSTRIAL PROPERTIES  13,303,271       100%           0%          132
AVERAGE ALL WAREHOUSE/INDUSTRIAL PROPERTIES         177,377 (10)


-----------------------
(1) First date of original construction; second date is year of last redevelopment and/or expansion. If only one date appears, it is the acquisition date; the property has not been redeveloped or expanded.
(2)  Determined by dividing 1996 annualized base rent revenue by GLA.
(3)  "GLA" means gross leasable area.
(4) Determined as a percent of the total GLA for the warehouse/industrial properties.
(5) ACQ refers to an existing leased property acquired by the Company, BTS refers to a build-to-suit property and RDV refers to a redevelopment property.
(6) Properties purchased through a sale-leaseback to the previous owner have no operating history relevant to third party usage.
(7) Properties purchased from an owner occupant have no prior operating history relevant to third party usage.
(8) The seller of this property holds a note payable by the Company in the principal amount of $575,000 and secured by this property.
(9) Average Rent per square foot equals annualized base rental revenue divided by GLA leased as of December 31, 1996.
(10) Average size equals total GLA divided by the number of properties.


LEASE EXPIRATIONS

     The following table shows as of December 31, 1996 scheduled lease expirations for the Company's warehouse/industrial properties commencing January 1, 1997 and for the next ten years, assuming that no tenants exercise renewal options:

                                                              AVERAGE      % OF TOTAL
                                                             BASE RENT     PROPERTIES    % OF 1997
                                       GLA OF    ANNUALIZED  PER SQ. FT.      GLA        BASE RENT
                            NO. OF    EXPIRING    BASE RENT    UNDER      REPRESENTED   REPRESENTED
                            LEASES     LEASES      EXPIRING   EXPIRING    BY EXPIRING   BY EXPIRING
YEAR ENDING DECEMBER 31    EXPIRING  (SQ. FT.)      LEASES     LEASES        LEASES        LEASES
                           --------  ---------      ------     ------        ------        ------
1997....................     24      2,246,042    $5,890,276   $2.62         16.88%        12.98%
1998....................     19      1,754,141     5,555,776    3.17         13.19%        12.24%
1999....................     17      1,712,125     5,344,156    3.12         12.87%        11.77%
2000....................     25      1,343,358     5,339,378    3.97         10.10%        11.76%
2001....................     14        981,585     3,697,505    3.77          7.38%         8.15%
2002....................      8        993,795     4,110,207    4.14          7.47%         9.05%
2003....................      6        462,450     2,138,987    4.63          3.48%         4.71%
2004....................      4        834,196     2,349,345    2.82          6.27%         5.18%
2005....................      3        671,970     1,514,491    2.25          5.05%         3.34%
2006....................      7      1,560,437     5,146,761    3.30         11.73%        11.34%

OPTIONS TO PURCHASE GRANTED TO CERTAIN TENANTS

     The following warehouse/industrial properties of the Company are subject to purchase options granted to certain tenants as follows:

* Separate portions of the building complex at 4501 Augusta Boulevard are subject to (i) an option to purchase at fixed prices ranging from $2,779,320 to $3,447,970 exercisable between September 1 and October 31 of each year commencing in 1994 and terminating in 2003 and (ii) an option to purchase at a fixed price of $3,145,000 exercisable upon 60 days prior written notice on December 15, 1997.

* 1319 Marquette Drive is subject to a purchase option, exercisable at any time during the term of the existing lease (which term will expire on December 31, 2000), at a price based upon annual rent (less $18,175) capitalized at 9.75% commencing December 11, 1997. In lieu of a right of first refusal, the Company is currently negotiating an additional option under which the tenant will have the right, exercisable upon 30 days notice, to purchase the property for the same price as the Company paid for the property. Should the additional option be exercised, the Company will have the right to designate another property of equivalent value for the tenant to acquire, which the Company will take in lieu of receiving the net proceeds from the sale of this property in a tax-free like-kind exchange.

* 38 Barrington Road (one of the buildings included in the 4-48 Barrington Road property) is subject to an option to purchase exercisable on or before December 31, 1997 at a purchase price equal to "fair market value" as determined by mutual agreement or independent appraisal.

     One Waterfowl Way is subject to an option to purchase at any time through October 31, 1999, exercisable on or before February 1, 1999. The purchase price is equal to the annualized monthly rent being paid as of the closing of the purchase, capitalized at 10%.

* 8901 102nd Street is subject to an option to purchase exercisable on February 28, 2006 at a purchase price equal to 95% of "fair market value," equal to the average of three independent appraisals.

* 1700 West Hawthorne is subject to a purchase option exercisable at any time prior to December 1, 1998 (with the closing to occur during December, 1999 regardless of when the option exercised) at a price of $12,809,333 and again between December 1, 2002, and December 1, 2003 (with the closing to occur during December, 2004 regardless of when the option is exercised) at a price of $15,033,636. If the property is expanded, at tenant's option, the purchase price will be increased to $12,909,333 for the first exercise period, and $15,233,636 for the second exercise period, plus the cost of construction.

* 655 Wheat Lane was subject to an option to purchase the premises which was exercised by the tenant who will purchase the property in May, 1997 for a purchase price of $1,730,211.

* 850 Arthur Avenue is subject to an option exercisable during March of 1999 to purchase the premises on August 31, 1999 for a purchase price equal to the fair market value of the premises as determined by the Company or by an appraisal process.

* 1020 Frontenac Road is subject to a purchase option exercisable after July 1, 1997 and on or before June 30, 1998 for a purchase price of $3,750,000 with a closing date on the later of January 2, 1998 or the 180th day after receipt of notice of exercise.

* 2600 Elmhurst Road is subject to an option exercisable on or before July 31, 2000 to purchase the premises during January of 2001 for a purchase price of $5,000,000.

     In each case, the option price exceeds the price paid or to be paid by the Company for the property. The Company believes that even if all of the purchase options are exercised, such exercise will not have an adverse effect upon the operations of the Company or its ability to maintain its distribution policy.
In addition, if any purchase option is exercised, the Company intends to either distribute the cash proceeds to stockholders or reinvest the cash proceeds in additional properties. No assurance can be given that such distribution or reinvestment will occur.

     In addition to purchase options, the Company has granted to tenants of certain properties a right of first refusal (in the event the Company has received an unsolicited offer from a third party to purchase the property which the Company desires to accept) or a right of first offer (in the event the Company has not received an unsolicited third party offer for the property but desires to entertain an offer). The properties subject to one or both of these rights include One Waterfowl Way, 8901 102nd Street, 1319 Marquette Drive,
825 Tollgate Road, 1400 Busse Road, 1651 Frontenac Road, 7001 Adams Street, 950 Tower Road and 6312 W. 74th Street. The existence of those rights will not compel the Company to sell a property for a price less than the price the Company desires to accept.

THE COMPANY'S OTHER PROPERTIES

     In addition to its warehouse/industrial properties, the Company owns three retail properties having approximately 61,000 square feet of GLA, one office property having approximately 118,000 square feet of GLA, one 682-unit apartment complex located at 440 North Lake Street, Miller, Indiana and known as Lakeshore Dunes Apartments and a fully leased parking lot. One retail property, located in Chicago, Illinois, containing approximately 12,000 square feet was sold to the lessee in April, 1996. The Company does not intend to acquire properties other than warehouse/industrial properties in the future. The Company believes, however, that these properties are favorable investments for the Company, adding to distributable cash flow per share. Furthermore, the Lakeshore Dunes Apartments were financed through the issuance of tax-exempt revenue bonds on favorable terms, benefiting the Company by reducing its overall borrowing costs. The Company has no present plans to sell those properties but would entertain a sale if the price were sufficiently high, given other investment opportunities that would be available to the Company, and the enhanced operating performance expected to result, from redeployment of the sales proceeds.

     The following table sets forth certain information regarding the Company's retail properties:

                                                                       PERCENT
                                                                         OF
                        YEAR OF                                          GLA                  AVERAGE
                      ACQUISITION/                            PERCENT   LEASED                 RENT
                         LAST          YEAR OF       TOTAL      OF      AS OF    ANNUALIZED    PER     NUMBER
                      REDEVELOPMENT    ORIGINAL       GLA      TOTAL   DECEMBER  BASE RENT    SQ.FT.     OF
                          OF         CONSTRUCTION/  (SQ.FT.)    GLA    31, 1996   REVENUE      (4)     TENANTS
                      EXPANSION (1)    EXPANSION      (2)       (3)    --------   -------      ---     -------
                      -------------    ---------      ---       ---
4-48 Barring Rd.           1994            1991        38,633     63.1%    70.0%   $292,205     $10.80      9
Streamwood, IL
84-120 McHenry Rd.       1990/1993         1989        20,535     33.6%   100.0%    340,165      16.57      8
Wheeling, IL
351 North Rohlwing Rd.     1993            1989         2,015      3.3%   100.0%     61,440      30.49      1
Itasca, IL                                              -----      ----              ------      -----      -


TOTAL                                                  61,183    100.0%            $693,810     $13.98     18
                                                       ------    ------            --------     ------     --
                                                       ------    ------            --------     ------     --

(1) First date is year of acquisition; second date is year of most recent redevelopment or expansion. If only one date appears, it is the acquisition date; the property has not been redeveloped or expanded.
(2)  "GLA" means gross leasable area.
(3)  Determined as a percent of the total GLA for the retail properties.
(4)  Determined by dividing 1996 annualized base rent revenue by GLA.

     The tenants of the Company's retail properties are typical of tenants in smaller retail centers in Greater Chicago. Generally, the leases require tenants to pay a fixed base, or "minimum" rent, subject to scheduled increases. In some cases, tenants are required to pay as additional rent a percentage in sales in excess of stated levels. Tenants generally are required to pay their proportionate share of common area maintenance charges, insurance expenses, operating expenses and real estate taxes. The tenant of one property, 4833 West Diversey, has a right of first offer should the Company desire to sell the property.

     The following table shows as of December 31, 1996 scheduled lease expirations for the retail properties commencing January 1, 1997, and for the next nine years, assuming no tenants exercise renewal options.

                        GLA OF   `ANNUALIZED    AVERAGE BASE    % OF TOTAL RETAIL  % OF 1996 RETAIL
             NO. OF    EXPIRING  BASE RENT        RENT           PROPERTIES GLA      BASE RENT
YEAR ENDING  LEASES     LEASES    EXPIRING   PER SQ. FT. UNDER   REPRESENTED BY    REPRESENTED BY
DECEMBER 31  EXPIRING  (SQ. FT.)   LEASES     EXPIRING LEASES    EXPIRING LEASES   EXPIRING LEASES
-----------  --------  ---------   ------     ---------------    ---------------   ---------------

   1997         1        1,600     $15,876         $9.92              2.62%             2.29%
   1998         2        5,954      65,300         10.97              9.73%             9.41%
   1999         3        6,078      76,075         12.52              9.93%            10.96%
   2000         3        8,934      89,316         10.00             14.60%            12.87%
   2001         3        9,232     101,427         10.99             15.09%            14.62%
   2002         0            0           0          0.00              0.00%             0.00%
   2003         0            0           0          0.00              0.00%             0.00%
   2004         1        4,126      58,988         14.30              6.74%             8.50%
   2005         2        5,514     108,747         19.72              9.01%            15.67%
   2006         2        6,140     116,640         19.00             10.04%            16.81%

     Lakeshore Dunes Apartments, which was completed in 1971 and renovated between 1991 and September, 1993 is comprised of 682 units in 15 contiguous buildings located on an approximately 20.12 acre site in Miller, Indiana, a suburb of Gary, Indiana, located on Lake Michigan. The property is bordered by the Indiana Dunes National Park and by the Calumet Lagoon and is less than one-half mile from public beaches. Amenities of the complex include redesigned units with updated kitchens and appliances, carpeting, lighting, windows and mini-blinds, bathrooms and fixtures, elevators, laundry rooms, play lots, tennis courts, picnic areas, a new poolhouse with three pools, roads, parking areas, landscaping and a 24-hour safety patrol and card access system. The community center also serves as the management and leasing office. The Company maintains a complete management, leasing and maintenance team at the property.

     As of December 31, 1996, 656 of the units, or 96%, were leased, providing for a monthly base rent of approximately $310,000 or $7.97 per square foot (determined by dividing monthly base rent by total square footage of the apartment units), or an annualized base rent of $3,720,000. Current leases provide for customary one year terms and require that tenants pay a fixed rent based on the type of apartment and square footage. Tenants are responsible for utilities. The following table sets forth the apartment mix at this property as of December 31, 1996:


                   NUMBER OF UNITS  TOTAL GLA   AVERAGE GLA PER     AVERAGE MONTHLY
TYPE OF APARTMENT    IN COMPLEX     (SQ. FT.)  APARTMENT (SQ. FT.)   RENT PER UNIT
-----------------    ----------     ---------  -------------------   -------------

Studio                   48           20,208          421               $  332
One Bedroom             171           99,009          579                  431
Deluxe One Bedroom       43           29,283          681                  442
Two Bedroom             390          308,100          790                  491
Three Bedroom            30           28,500          950                  635
                      -----        ---------
TOTALS:                 682          485,100
                      -----        ---------
                      -----        ---------

     A 118,018 square foot headquarters quality office property was purchased in 1996. The property, located at 777 Big Timber Road in Elgin, Illinois, is fully leased to a single tenant for ten years through September, 2007. On October 1, 1997, upon completion of building renovation, the annualized minimum rent will be $1,208,000 or $10.24 per square foot. In the interim, minimum rent is increasing as the tenant occupies completed space.

     In 1996, a parking lot within an industrial park was purchased. The parking lot is leased for ten years through January 2006 for an annual minimum rent of $26,400.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not subject to or involved in, nor is the Company aware of, any pending or threatened litigation which could be material to the financial position or results of operations of the Company. For a description of remediation activities currently underway at certain of the Company's properties, see "Environmental Matters" under Item 1 above.

ITEM 4.   SUBMISSION OF CERTAIN ITEMS TO A VOTE OF SECURITY HOLDERS.

     None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

     (a) Prior to June 12, 1996, the Company's Common Stock was listed and traded on the American Stock Exchange under the symbol "CNT." Effective on June 12, 1996, the Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol "CNT." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock (as reported by the AMEX prior to June 12, 1996 and as reported by the NYSE on and after June 12, 1996) and the cash distributions paid in such periods.


                                                              CASH
     QUARTERLY PERIOD ENDING      HIGH      LOW       DISTRIBUTION/SHARE

      December 31, 1994         $19-7/8  $17-1/2             $0.375
      March 31, 1995             19-5/8   18-3/8              0.390
      June 30, 1995              20-3/4   19-5/8              0.390
      September 30, 1995         22-7/8   20-1/2              0.390
      December 31, 1995          23-3/8   21-5/8              0.390
      March 31, 1996             24-1/8   22                  0.405
      June 30, 1996              27       26-1/8              0.405
      September 30, 1996         26-7/8   26-3/4              0.405
      December 31, 1996          32-3/4   30-7/8              0.405


     (b) As of March 19, 1997, there were approximately 147 holders of record of the Company's Common Stock.

ITEM 6.

                          SELECTED HISTORICAL FINANCIAL DATA

     The following tables set forth, on a historical basis, Selected Financial Data for the Company. The following table should be read in conjunction with the historical financial statements of the Company and "MANAGEMENT DISCUSSION AND ANALYSIS STATEMENTS OF THE COMPANY AND RESULTS OF OPERATION," both included elsewhere in this Form 10-K.

     The Selected Financial Data for the Company is not necessarily indicative of the actual financial position of the Company or results of operations at any future date or for a future period.

               CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES
                       SELECTED HISTORICAL FINANCIAL DATA
  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA, RATIOS AND NUMBER OF PROPERTIES)



                                                                                    YEAR ENDED DECEMBER 31,
                                                                         1996      1995      1994      1993      1992
                                                                         ----      ----      ----      ----      ----
Operating Data:
  Revenues                                                            $63,330   $46,952   $33,633    $9,068     $6,456

Expenses:
  Operating expenses excluding depreciation and amortization (1)      (20,751)  (14,773)  (11,442)   (4,124)    (2,566)
  Depreciation and other amortization                                 (10,648)   (8,456)   (6,176)   (2,539)    (1,365)
  General and administrative                                           (2,567)   (2,150)   (1,573)   (3,223)    (1,091)
  Interest expense:
    Interest incurred, net                                             (9,865)  (11,563)  (11,073)   (3,808)    (2,502)
    Amortization of deferred financing costs                           (1,127)   (1,150)     (976)     (228)      (107)
                                                                       ------   -------   -------    ------     ------
  Operating income (loss)                                              18,372     8,860     2,393    (4,854)    (1,175)
    Other expense (2)                                                    (100)      (16)      (34)       (76)      --
                                                                       ------   -------   -------    ------     ------
  Income (loss) before extraordinary item                              18,272     8,844     2,359     (4,930)   (1,175)
    Extraordinary item                                                 (3,331)     (632)      --         --        --
                                                                       ------   -------   -------    ------     ------
  Net income (loss)                                                    14,941     8,212     2,359     (4,930)   (1,175)
  Net income (loss) per share                                            1.00       .82       .41      (3.90)    (1.78)


                                                                         1996      1995      1994      1993      1992
                                                                         ----      ----      ----      ----      ----
Balance Sheet Data:
  Investment in real estate (before accumulated depreciation)        $429,034  $317,460  $248,281   $180,396   $43,101
  Net investment in real estate                                       398,828   295,884   234,825    172,946    37,332
  Total assets                                                        451,206   334,866   254,073    190,289    42,720
  Total debt                                                          177,349   145,271   179,492    131,963    42,790
  Stockholders' equity (deficit)                                      248,114   168,320   59,016      46,240    (5,720)


                                                                         1996      1995      1994      1993      1992
                                                                         ----      ----      ----      ----      ----
Other Data:
  Funds from Operations (3)                                          $ 30,445  $ 20,492  $ 13,138   $(2,110)   $  297
  EBITDA (4)                                                           39,912    30,013    20,58     41,564     2,799
  Net cash flow:
    Operating activities                                               29,551    16,473    8,976        275       324
    Investing activities                                             (111,554)  (82,557) (65,311)  (140,120)   (2,982)
    Financing activities                                               80,194    68,542   52,837    142,443     3,115
  Distributions                                                        24,065    15,953    8,775      1,295
  Return of capital portion of distribution                            12,280     8,554    4,320        --        --
  Number of properties included in operating results                       (5)       76     6953         38         5
  Ratio of earnings to fixed charges (6)                                 2.33      1.63     1.19        --        --


--------------------------

(1) Operating expenses include real estate taxes, repairs and maintenance, insurance and utilities and exclude interest, depreciation and amortization and general and administrative expenses.

(2) Other expense includes gains and losses on property dispositions in 1996, and other miscellaneous operating and non-operating items.

(3) Funds from Operations represents net income (loss), excluding extraordinary items, sales of (or adjustments to basis of) properties plus depreciation and amortization, convertible subordinated debenture interest and amortization of deferred financing costs on convertible subordinated debentures. Funds from operations is computed as follows:


                                                               1996      1995      1994      1993      1992
                                                            -------    ------    ------   -------   -- ----
Net income (loss)                                           $14,941    $8,212    $2,359   ($4,930)  ($1,175)
Extraordinary item                                            3,331       632       --        --        --
Depreciation and amortization                                10,648     8,456     6,176     2,540     1,365
Amortization of deferred financing costs, debentures             67       135       267        13
Convertible subordinated debenture interest                   1,385     3,057     4,336       267       --
Loss on disposition of properties                                73       --        --        --        --
                                                            -------    ------    ------   -------   -- ----
Funds from Operations                                       $30,445   $20,492   $13,138   ($2,110)     $190
                                                            -------    ------    ------   -------   -- ----
                                                            -------    ------    ------   -------   -- ----



     Management of the Company believes that Funds from Operations is helpful to investors as a measure of the performance of equity REIT shares because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. Funds from Operations does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs. Investors are cautioned that Funds from Operations, as calculated by the Company, may not be comparable to similarly titled but differently calculated measurers for other REITs.

     The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs.

(4) Earnings before interest, income taxes, depreciation and amortization. Management believes that EBITDA is helpful to investors as an indication of property operations, because it excludes costs of financing and non-cash depreciation and amortization amounts. EBITDA does not represent cash flows from operations as defined by GAAP, should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs.

(5) Increase in the number of properties in 1993 reflects the disposition of one property in January 1993 and the acquisition of 34 properties in December 1993. Increase in number of properties in 1994 reflects the acquisition of 15 properties throughout 1994. Increase in number of properties reflects acquisition of 16 properties throughout 1995. Increase in number of properties in 1996 reflects acquisition of 15 properties and the disposition of 8 properties throughout 1996. See "MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(6) The ratio of earnings to fixed charges for the years ended December 31, 1992 through December 31, 1993, was less than one to one. The approximate dollar amounts (in thousands) necessary to cover the deficiencies in those periods were as follows: 1993 - $5,400; 1992 - $2,006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL BACKGROUND

     The following is a discussion of the historical operating results of the Company. This discussion should be read in conjunction with the Financial Statements and the information set forth under "SELECTED HISTORICAL FINANCIAL DATA."

     The results of the Company reflect cumulative significant acquisition, build-to-suit and redevelopment activities. Since 1989, the Company has grown its portfolio from six properties, with approximately 1.9 million square feet in area, to 76 properties with approximately 14.0 million square feet in area as of December 31, 1996, an annual compound growth rate of 35.1%. In addition, through the issuance of mortgages on properties and build-to-suit projects under development, the Company has a total investment of 16.4 million square feet in area.

     In 1994, the Company grew its portfolio by 50% during the year by concluding 14 warehouse/industrial acquisitions, one build-to-suit project, and three building expansions having an aggregate area of 2.1 million square feet, and, in 1995, the Company grew its portfolio of owned properties by 35% during the year by concluding 15 warehouse/industrial acquisitions and one build-to-suit project having an aggregate area of 2.7 million square feet.
In addition in 1995, the Company invested in three development projects and issued a convertible mortgage on a warehouse/industrial property for an aggregate area of 1.1 million square feet. In 1996 the Company grew its portfolio of owned properties by 33% during the year by concluding 13 warehouse/industrial property acquisitions, one office property acquisition and the acquisition of one parking lot. The Company disposed of seven warehouse/industrial properties and one retail property in 1996. The Company's total increase in area, net of disposals, was 3.4 million square feet. In addition, the Company invested in eight build-to-suit projects and issued a mortgage on one warehouse/industrial property for an aggregate area of 1.9 million square feet. The Company's Consolidated Financial Statements for the year ended December 31, 1996, 1995 and 1994 reflect partial period results for acquisitions, dispositions and expansions made during each respective year as well as full year results, including the lease-up of previously vacant space, related to the properties owned by the Company as of
January 1, 1996, 1995 and 1994, respectively.   The Company's 1994
acquisitions included two additional properties and 1996 acquisitions included three additional properties previously owned by entities in which certain executive officers of the Company had an interest. These transactions satisfied the Company's investment criteria and were approved by the Company's independent directors.

     Finally, the historical results of the Company reflect the Company's significant property redevelopment and development activities in which substantial capital costs and related expenses were incurred in advance of receipt of rental income. At December 31, 1996, the Company and its subsidiaries had $28.4 million invested in build-to-suit projects under development which are not producing income. Four of the Company's properties preceding the IPO, with a total area of approximately 1.9 million square feet, were property redevelopments and the Company currently holds several additional properties it intends to redevelop. Redevelopments are typically
larger properties that are acquired, subdivided and released.   During
construction, certain costs are capitalized; however, in certain circumstances, such costs are expended after completion but prior to leasing, resulting in a decline in net income.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

     Total revenues increased by $16.3 million or 34.9% over the same period last year. The revenues of the Company are derived primarily from base rents and additional rents from expense reimbursements, pursuant to the terms of tenant leases for occupied space at the warehouse/industrial properties. These properties represent approximately 95% of the gross leasable area of the Company's portfolio as of December 31, 1996.

     Rental revenues increased by $10.3 million in 1996 primarily because of full period income from sixteen warehouse/industrial properties acquired totaling 2.7 million square feet in 1995 and thirteen warehouse/industrial properties acquired totaling 3.3 million square feet in 1996 net of seven property disposals. Initial minimum net rental income from the 1996 acquisition properties is approximately $13.1 million, providing an average annual capitalization rate (initial minimum net rental income divided by the purchase price) of approximately 11.2%. In addition, mortgage interest income, which originated in December, 1995, contributed $1.4 million to the increase in revenue. Real estate fee income primarily consisting of fees earned by the Company in connection with its build-to-suit and development activities and third party management fees increased by $3.7 million and equity in net income of affiliate increased by $1.0 million due to their increased activity in build-to-suit activity. The Company's unconsolidated affiliate began operations during the third quarter of 1995 and did not recognize income from development activities until 1996.

     On a "same-store" basis (comparing the results of operations, on a cash basis, of the properties owned at December 31, 1995, with the results of operations of the same properties at December 31, 1996), the Company recognized a 4.1 % increase in revenues primarily due to lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

     Total operating expenses, excluding general and administrative expenses, interest, depreciation and amortization, increased by $6.0 million, from $14.8 million in 1995 to $20.8 million in 1996. $4.1 million of the increase is due to real estate taxes. The majority of the real estate tax increase, $3.3 million, resulted from 1995 and 1996 acquisitions and the balance, $0.8 million, from tax increases throughout the portfolio with the largest increase in Cook County, Illinois. Insurance, utilities and property operating and leasing expenses, all components of operating expenses, increased at levels comparable to the level of acquisitions.

     Depreciation and other amortization increased by $2.2 million, from $8.4 million in 1995 to $10.6 million in 1996. The increase is due primarily to full period depreciation on acquisitions completed during 1995 and depreciation from dates of acquisition for the 1996 additions 1996.

     General and administrative expenses increased by $0.4 million, from $2.1 million in 1995 to $2.5 million in 1996, due primarily to the growth of the Company.

     Interest incurred decreased by $1.7 million over the same period last year due to the conversion to common stock of $8.9 million of convertible subordinated debentures. Although the acquisition level was higher during 1996, interest expense was held to the same level as 1995 due to the repayment of debt from a public offering that closed in July, 1996, and reduced borrowing rates.

     Other expenses increased by $84,000 from the same period last year due to the loss on disposition of three properties totaling $72,000.

     As a result of the factors described above, net income, before extraordinary item, increased by $9.4 million from $8.9 million in 1995 to $18.4 million in 1996, an increase of 106.6%. Earnings before interest, income taxes, depreciation and amortization increased by $10.0 million, from $30.0 million in 1995 to $40.0 million in 1996.

     In 1996, the Company incurred an extraordinary loss of $3.3 million representing a write off of unamortized deferred financing costs as a result of the refunding of the its outstanding 1991 and 1993 tax exempt and related taxable bonds by issuing new tax exempt and taxable bonds and the replacement of its $92 million secured lines of credit with a $135 million unsecured credit facility at a significant savings in interest.

COMPARISON OF YEAR END DECEMBER 31, 1995 TO YEAR END DECEMBER 31, 1994

     Total revenues increased by $12.3 million or 36.6% over last year. The revenues of the Company are derived primarily from base rents and additional rents from expense reimbursements, pursuant to the terms of tenant leases for occupied space at the warehouse/industrial properties. These properties represent approximately 95% of the gross leasable area of the Company's portfolio as of December 31, 1995.

     Revenues increased in 1995 primarily because of full period income from 15 properties acquired in 1994 and partial year income from acquisition and
development activity concluded during the year.   During 1995 the Company
acquired 16 warehouse/industrial properties (including one build-to-suit project) with a total area of approximately 2.7 million square feet. Initial minimum net rental income from the 1995 acquisition properties is approximately $7.2 million, providing an average annual capitalization rate (initial minimum net rental income divided by the purchase price) of approximately 11.16%. Mortgage interest income is due to the issuance, by the Company, of a convertible mortgage note receivable in December, 1995. In addition, fee income, primarily due to fees earned by the Company in connection with its build-to-suit and development activities and third party management fees increased by $0.3 million, from $1.1 million in 1994 to $1.4 million in 1996. The equity in net income of affiliate of $32,608 represents the income from the Company's unconsolidated affiliate, CenterPoint Realty Services Corporation, which was formed during the second quarter of 1995.

     In addition, on a "same-store" basis (comparing the results of operations, on a cash basis, of the properties owned at December 31, 1994, with the results of operations of the same properties at

December 31, 1995), the Company recognized a 5.7% increase in revenues primarily due to rental increases on renewed leases, lease up of vacancy and contractual increases in minimum rent under leases in place.

     Total operating expenses (total expenses excluding general and administrative, incentive stock awards, depreciation, amortization and interest expense) increased by $3.4 million, from $11.4 million in 1994 to $14.8 million in 1995. The increase resulted primarily from expenses for a full year of operations from properties acquired during 1994 and expenses for a partial year for properties acquired in 1995. Real estate taxes, insurance, utilities and property operating and leasing expenses, all components of operating expenses, increased at levels comparable to the level of acquisitions.

     Depreciation and other amortization expense increased by $2.3 million, from $6.2 million in 1994 to $8.5 million in 1995. Depreciation on properties acquired in 1994 and 1995 accounted for $2.2 million of the increase and the remaining $0.1 million is increased amortization of leasing expenses due to leasing activity. General and administrative expenses increased by $0.5 million from $1.6 million in 1994 to $2.1 million in 1995 due primarily to the growth of the Company.

     Interest incurred increased in 1995 by $0.5 million, from $11.1 million in 1994 to $11.6 million in 1995. The increase is due to increased borrowings to fund acquisitions net of interest savings from the repayment of the Company's lines of credit of approximately $29.9 million following its second public offering completed in January, 1995, and $48.0 million repaid from proceeds of its private equity offering in September, 1995.
Amortization of deferred financing costs was $0.2 million higher than the previous year due to costs incurred in completing 3 debt transactions, the expansion of the Lehman revolving line of credit to $52 million, the expansion of the LaSalle line of credit to $40 million and the placement of $50 million of securitized bonds.

     As a result of the factors described above, net income, before extraordinary item, increased by $6.4 million from $2.4 million in 1994 to $8.8 million in 1995. Earnings before interest, income taxes, depreciation and amortization for the year increased by $9.6 million from $20.7 million in 1994 to $30.3 million in 1995.

     In 1995, the Company incurred an extraordinary loss of $632,419 representing a write off of unamortized deferred financing costs as a result of early extinguishment of certain debt obligations resulting from the Company's 1995 debt transactions.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated from Company operations has historically been utilized for working capital purposes and making distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. Cash flow from operations during 1996 of $29.6 million was used to pay $24.1 million of current year distributions and $4.9 million of distributions declared in the fourth quarter of 1995 and paid in the first quarter of 1996.

     Acquisitions, construction in progress on development projects, and improvements and additions to properties of approximately $114.9 million for the year were funded with borrowings under the Company's lines of credit and mortgage notes payable totaling $15.7 million, proceeds from the disposition of real estate of $19.0 million and $80.2 million of net proceeds from the July 2, 1996 public offering of common stock.

     The issuance of mortgage notes receivable of $18.5 million was funded by repayments of mortgage notes receivable of $5.5 million and the balance of borrowings under the Company's lines of credit and mortgage notes payable.

     At December 31, 1996, the Company's debt constitutes approximately 22.8% of its fully diluted market capitalization. At that date, the Company's fully diluted equity market capitalization was approximately $570 million, and its fully diluted total market capitalization was approximately $732 million. The Company's leverage ratios benefited during 1996 from the conversion of approximately $8.9 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 485,680 shares of common stock.

     At December 31, 1996, the Company had a $135 million unsecured credit facility co-led by First Chicago NBD and Lehman Brothers with participating banks including ABN LaSalle, Bank of America, Bank of Boston and NationsBank. As of December 31, 1996, the Company had outstanding borrowings of approximately $46.1 million under the unsecured revolving line of credit (approximately 6.5% of the Company's fully diluted market capitalization), and the Company had remaining availability of approximately $89 million under its unsecured line of credit

     On July 2, 1996, the Company completed a public offering of 3,450,000 shares of common stock at $23.75 per share. Net proceeds from the offering, after the underwriting discounts, were approximately $80.2 million. The proceeds of the offering were used to repay approximately $55.3 million then outstanding under the Company's lines of credit and to fund future investments. The public offering left the entire amount under the Company's lines of credit available.

     Subsequent to year end, on March 6, 1997, the Company completed a public offering of 2,250,000 shares of common stock at $31.50 per share under a shelf registration statement declared effective by the Securities and Exchange Commission in January 1997. Net proceeds from the offering after the underwriting discounts were approximately $67.2 million. The proceeds of the offering were used to refund approximately $58.2 million outstanding under the Company's line of credit with the balance of $9.0 million to fund investments.

     In January 1997, Moody's Investors Service assigned investment grade ratings to the Company's senior unsecured debt and preferred stock issuable under the Company's shelf registration and convertible subordinated notes. These investment grade ratings further enhance the Company's financial flexibility.

     As of December 31, 1996, the Company had approximately $977,000 in restricted cash, most of which was held in real estate tax escrows for tenants requiring such escrows under the terms of their leases. The Company believes that its liquidity is adequate for operations and that positive cash flow from operations, as supplemented by proceeds of borrowings under its lines of credit and other financings, will be adequate to fund the Company's acquisition activities and allow distributions to the Company's stockholders in accordance with the requirements for qualification as a REIT.

     During 1996, the Company declared distributions of $24.1 million, representing an annualized distribution rate of approximately $1.62 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases and (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K for the financial statements and financial statement schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Item 10 is incorporated herein pursuant to General Instruction G to Form 10-K by referencing the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Item 11 is incorporated herein pursuant to General Instruction G to Form 10-K by referencing the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 12 is incorporated herein pursuant to General Instruction G to Form 10-K by referencing the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Item 13 is incorporated herein pursuant to General Instruction G to Form 10-K by referencing the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of  this report:

          (1) (2) The consolidated financial statements and related schedules indicated in Part II, Item 8, "Financial Statements and Supplementary Data."

          (3)  Exhibit 10.44 - Second Amendment to Stock Option Plan

          (4)  Exhibit 10.45 - Settlement Agreement and Mutual Release

          (5) Exhibit 10.46 - Employment Separation Agreement between the Company and Robert L. Stovall

          (6) Exhibit 10.47 - Documents relating to City of Gary, Indiana Revenue Refinancing Bonds, Series 1996A and Series 1996B, of The Miller Partnership, L.P.

          (7) Exhibit 10.48 - First Amendment to Unsecured Revolving Credit Agreement

          (8) Exhibit 10.49 - Second Amendment to Unsecured Revolving Credit Agreement

          (9)  Exhibit 11 - Computation of Earnings per Share

          (10) Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

          (11) Exhibit 13 - Annual Report to Security Holders

          (12) Exhibit 21 - List of Subsidiaries

          (13) Exhibit 23 - Consent of Independent Accountants

          (14) Exhibit 27 - Financial Data Schedule

          The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (File No. 33-69710), referencing the exhibit numbers used in such Registration Statement:

          EXHIBIT NUMBER      DESCRIPTION

          4.3                 Form of Indenture

          10.3(a)             Mortgage Documents regarding 440 North Lake
                              Street, Gary, IN

          10.3(c) Mortgage Documents regarding 905-909 Irving Park Road, Itasca, IL

          10.3(d)             Mortgage Documents regarding 6845 Santa Fe,
                              Hodgkins, IL

          10.4           Form of Noncompetition Agreement for Executive Officers

          10.5           Form of Employment Agreement for Executive Officers

          10.10          Indemnification Agreement among John S. Gates,
                         Jr., Capital and Regional Properties and the Company

          10.11 Indemnification Agreement among Robert L. Stovall, Michael M. Mullen and the Company

          10.12 Indemnification Agreement between David Kahnweiler and the Company

          The following exhibits are incorporated by reference from Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (File No. 33-69710), referencing the exhibit numbers used in such Amendment No. 2:

          EXHIBIT NUMBER      DESCRIPTION

          4.1                 Form of certificate representing Common Stock

          4.2                 Form of certificate representing Debentures

          10.1                Stock Option Plan

          The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (File No. 33-85440), referencing the numbers used in such Registration Statement:

          EXHIBIT NUMBER      DESCRIPTION

          10.32 Registration Rights Agreement between the Company and Corum Zeller Venture

          10.38 Promissory Note from the Company to the Prudential Insurance Company of America

          10.39 Mortgage, Security Agreement and Fixture Filing relating to the Promissory Note form the Company to The Prudential Insurance Company of America

          The following exhibits are incorporated by reference from the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1995, referencing the numbers used in such Form 10-Q:

          EXHIBIT NUMBER      DESCRIPTION

          4.1            1995 Restricted Stock Incentive Plan

          4.2            1995 Director Stock Plan

          4.3 Bonus Stock Grant Agreement between the Company and John S. Gates, Jr.

          4.4 Bonus Stock Grant Agreement between the Company and Robert L. Stovall

          4.5 Series A Preferred Stock Purchase Agreement between the Company and LaSalle Advisors Limited Partnership

          4.6 Registration Rights Agreement between the Company and LaSalle Advisors Limited Partnership

          The following exhibits are incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1995, referencing the numbers used in such Form 10-K:

          EXHIBIT NUMBER      DESCRIPTION

          4.1            Indenture of CP Financing Trust

          10.1           First Amendment to Stock Option Plan

          10.2 Mortgage Documents regarding 850 Arthur Street, Elk Grove Village, Illinois

          10.3(a) Mortgage, Assignment of Rents and Leases and Security Agreement of CP Financing Trust regarding the following properties in Cook County, Illinois
                         1520 Pratt, Elk Grove Village
                         1201 Lunt, Elk Grove Village
                         1390 Lunt, Elk Grove Village
                         5619-25 W. 115th St., Alsip
                         900 University Dr., Arlington Heights

          10.3(b) Mortgage, Assignment of Rents and Leases and Security Agreement of CP Financing Trust regarding the following properties in DuPage County, Illinois
                              7001 Adams, Willowbrook
                              245 Benoris, Wood Dale
                              1733 Downs Dr., W. Chicago
                              1645 Downs Dr., W. Chicago

          10.3(c) Mortgage, Assignment of Rents and Leases and Security Agreement of CP Financing Trust regarding the following properties in Lake County, Illinois
                              1300 Northpoint, Waukegan

                              1800 Industrial Dr., Libertyville
                              950-970 Tower Rd., Mundelein
                              1 Wildlife Way, Long Grove
                              1810-20 Industrial Dr., Libertyville
                              1700 Butterfield, Mundelein

          10.3(d) Mortgage, Assignment of Rents and Leases and Security Agreement of CP Financing Trust regarding the following property in Kane County, Illinois
                              315 Kirk Rd., St. Charles

          10.3(e) Mortgage, Assignment of Rents and Leases and Security Agreement of CP Financing Trust regarding the following property in Will County, Illinois
                              1319 Marquette, Romeoville

          10.3(f) Mortgage, Assignment of Rents and Leases and Security Agreement of CP Financing Trust regarding the following properties in Wisconsin
                              8200 100th St., Pleasant Prairie
                              8901 102nd St., Pleasant Prairie

          10.3(g) Mortgage, Assignment of Rents and Leases and Security Agreement of CP Financing Trust regarding the following property in Indiana
                              201 E. Mississippi, Gary

          10.3(h) Assignment and Assumption of Mortgage and Other Obligations between CP Financing Trust and Great Lakes Industrial Partners, L.P.

          10.3(i) Assignment and Assumption of Tenant Leases and Contracts between CP Financing Trust and the Company

          10.3(j) Assignment and Assumption of Tenant Leases and Contracts between CP Financing Trust and Great Lakes Industrial Partners, L.P.

           The following exhibit is incorporated by reference from the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1996, referencing the number used in such Form 10-Q:


          EXHIBIT NUMBER      DESCRIPTION



          10.43 Unsecured Revolving Credit Agreement among The First National Bank of Chicago, Lehman Brothers Holdings Inc., the other Lenders named therein and the Company

          The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-18235), referencing the exhibit numbers used in such Form S-3:

          EXHIBIT NUMBER      DESCRIPTION

          3.1                 Amended and Restated Articles of Incorporation

          3.2                 Amended and Restated By-Laws

          4.3                 Form of Senior Securities Indenture

          4.4                 Form of Subordinated Securities Indenture

     (b) During the fourth quarter of 1996, the Company filed a Current Report on Form 8-K/A on November 27, 1996 to report pro forma financial information and financial statements which were not reported on the Form 8-K filed on October 2, 1996 which reported the acquisition by the Company of properties which constituted more than 10% of the total assets of the Company and its consolidated subsidiaries between April 30, 1996 and September 18, 1996.

     (c) An annual report will be sent to Stockholders subsequent to this filing, and the Company will furnish copies of such report to the Securities and Exchange Commission.

     (d)  Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CENTERPOINT PROPERTIES CORPORATION,
                                         a Maryland corporation


                                       By:  /s/ John S. Gates, Jr.
                                            ------------------------------
                                            John S. Gates, Jr., President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)

                                       By:  /s/ Paul S. Fisher
                                            ------------------------------
                                            Paul S. Fisher, Executive Vice
                                            President and Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                       NAME AND TITLE                       DATE

/s/ Martin Barber           Martin Barber, Chairman               March 9, 1997
-----------------------     and Director

/s/ John S. Gates, Jr.      John S. Gates, Jr., President         March 9, 1997
-----------------------     Chief Executive Officer and
                            Director

/s/ Robert L. Stovall       Robert L. Stovall, Executive          March 9, 1997
-----------------------     Vice President, Chief Operating
                            Officer and Director

/s/ Nicholas C. Babson      Nicholas C. Babson, Director          March 9, 1997
-----------------------
/s/ Alan D. Feld            Alan D. Feld, Director                March 9, 1997
-----------------------
/s/ John J. Kinsella        John J. Kinsella, Director            March 9, 1997
-----------------------
/s/ Thomas E. Robinson      Thomas E. Robinson, Director           March 9, 1997
-----------------------

                      CENTERPOINT PROPERTIES CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES


                                                                     PAGE(S)
                                                                    ---------
Consolidated Financial Statements:

     Report of Independent Accountants. . . . . . . . . . . . . . . . . .F-2

     Consolidated Balance Sheets as of December 31, 1996 and 1995 . . . .F-3

     Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . .F-4

     Consolidated Statements of Stockholders' Equity for
       the years ended December 31, 1996, 1995 and 1994 . . . . . . . . .F-5

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . .F-6

     Notes to Consolidated Financial Statements . . . . . . . . .F-7 to F-20

Financial Statement Schedules:

     Report of Independent Accountants. . . . . . . . . . . . . . . . . F-21

     Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . F-22

     Schedule III - Real Estate and Accumulated Depreciation. . F-23 to F-27

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
CenterPoint Properties Corporation


     We have audited the accompanying consolidated balance sheets of CenterPoint Properties Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CenterPoint Properties Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       COOPERS & LYBRAND L.L.P.
Chicago, Illinois

February 13, 1997, except for Notes 17 and 18, as to which the date is March 6, 1997

             CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                            DECEMBER 31,
                                                       1996           1995
                                                   ------------   ------------
Assets:
  Investment in real estate:
    Land                                           $ 72,003,830   $ 49,413,885
    Buildings                                       284,625,543    219,911,526
    Building improvements                            43,583,267     39,054,302
    Furniture, fixtures, and equipment               10,429,242      9,080,444
    Construction in progress                         18,392,364
                                                   ------------   ------------
                                                    429,034,246    317,460,157
    Less accumulated depreciation                    30,206,095     21,576,209
                                                   ------------   ------------
      Net investment in real estate                 398,828,151    295,883,948

  Cash and cash equivalents                           1,069,522      2,877,760
  Restricted cash and cash equivalents                  976,821      1,301,362
  Tenant accounts receivable, net                    10,193,323      8,743,344
  Mortgage notes receivable                          22,665,117      9,588,154
  Investment in and advances to affiliate             9,672,971      5,356,526
  Prepaid expenses and other assets                   3,630,443      4,841,456
  Deferred expenses, net                              4,169,660      6,273,583
                                                   ------------   ------------
                                                   $451,206,008   $334,866,133
                                                   ------------   ------------
                                                   ------------   ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                           $114,450,683   $121,970,756
  Line of credit                                     46,100,000
  Convertible subordinated debentures payable        14,380,000     23,244,000
  Notes payable                                       2,418,475         56,660
  Distributions payable                               4,952,274
  Accounts payable                                    4,130,360      1,781,433
  Accrued expenses                                   17,914,158     11,837,810
  Rents received in advance and security deposits     3,698,586      2,703,253
                                                   ------------   ------------
                                                    203,092,262    166,546,186
                                                   ------------   ------------

Commitments and contingencies

Stockholders' equity:
  Series A preferred stock, $.001 par value,
    10,000,000 shares authorized; 0 and 2,272,727
    issued and outstanding, respectively                                 2,273
  Common stock, $.001 par value, 47,727,273 shares
    authorized; 14,333,231 and 10,358,958 issued and
    outstanding, respectively                            14,333         10,359
  Class B common stock, $.001 par value, 2,272,727
    shares authorized; 2,272,727 and 0  issued and
    outstanding, respectively                             2,273
  Additional paid-in-capital                        276,141,599    187,160,773
  Retained earnings (deficit)                       (27,725,936)   (18,602,473)
  Unearned compensation - restricted stock             (318,523)      (250,985)
                                                   ------------   ------------
    Total stockholders' equity                      248,113,746    168,319,947
                                                   ------------   ------------
                                                   $451,206,008   $334,866,133
                                                   ------------   ------------
                                                   ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

              CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31,

                                              YEAR ENDED DECEMBER 31,
                                       1996              1995          1994
Revenue:
  Minimum rents                     $41,950,923     $33,870,187    $24,651,035
  Straight-line rents                 2,086,548       1,349,323        810,451
  Expense reimbursements             11,413,363       8,781,299      6,924,468
  Miscellaneous tenant income           156,192       1,395,452        114,189
  Mortgage interest income            1,513,684          84,492
  Real estate fee income              5,140,898       1,438,706      1,132,665
  Equity in net income of affiliate   1,068,766          32,608
                                    -----------     -----------    -----------
    Total revenue                    63,330,374      46,952,067     33,632,808
                                    -----------     -----------    -----------

Expenses:
  Real estate taxes                  11,867,536       7,719,144      5,180,882
  Repair and maintenance              1,867,954       1,276,485      1,074,399
  Insurance                             493,312         399,833        275,883
  Utilities                           1,154,552       1,179,359      1,272,754
  Property operating and leasing      5,367,445       4,199,075      3,637,437
  General and administrative          2,567,757       2,149,549      1,573,122
  Depreciation and amortization      10,647,887       8,455,668      6,175,816
  Interest expense:
    Interest incurred, net            9,864,953      11,563,047     11,072,850
    Amortization of deferred
      financing costs                 1,126,968       1,149,955        976,460
                                    -----------     -----------    -----------
      Total expenses                 44,958,364      38,092,115     31,239,603
                                    -----------     -----------    -----------

      Operating income               18,372,010       8,859,952      2,393,205

Other expense                            99,887          15,605         34,155
                                    -----------     -----------    -----------
Income before extraordinary item     18,272,123       8,844,347      2,359,050

Extraordinary item,
  early extinguishment of debt       (3,330,684)       (632,419)
                                    -----------     -----------    -----------
Net income                          $14,941,439      $8,211,928     $2,359,050
                                    -----------     -----------    -----------
                                    -----------     -----------    -----------
Income before extraordinary
  item per share                          $1.22           $0.88          $0.41
Extraordinary item per share              (0.22)          (0.06)
                                    -----------     -----------    -----------
Net income per share                      $1.00           $0.82          $0.41
                                    -----------     -----------    -----------
                                    -----------     -----------    -----------
Distributions per share                   $1.62           $1.56          $1.50
                                    -----------     -----------    -----------
                                    -----------     -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

               CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            CLASS B COMMON
                                                    PREFERRED STOCK            STOCK               COMMON STOCK
                                                  ------------------           -----               ------------        ADDITIONAL
                                                  NUMBER                 NUMBER                NUMBER                    PAID-IN
                                                  OF SHARES   AMOUNT     OF SHARES  AMOUNT     OF SHARES     AMOUNT      CAPITAL
                                                  ---------   ------     ---------  ------     ---------     ------      -------
Balance, January 1, 1994                              0         $0           0        $0       5,348,054     $5,348    $50,680,697
  Conversion of convertible subordinated
    debentures to common stock                                                                   794,621        795     14,073,954
  Incentive stock award                                                                            1,100          1         22,549
  Shares issued for purchase of properties                                                       272,108        272      5,299,728
  Distributions in connection with acquisitions
    of interests in properties                                                                                             (89,922)
  Additional offering costs for initial public
    offering                                                                                                              (115,545)
  Distributions declared on common stock,
    $1.50 per share
  Net income                                                                                                             2,359,050
                                                  ---------   ------     ---------  ------    ----------     ------    -----------
Balance, December 31, 1994                            0          0           0         0       6,415,883      6,416     69,871,461
  Issuance of common stock:
    Public offering, less $5,160,329 of
      offering costs                                                                           2,587,500      2,588     42,058,958
    Private offering                                                                             149,200        149      3,387,198
  Shares issued for purchase of property                                                          48,261         48      1,122,020
  Issuance of preferred stock in private offering 2,272,727    2,273                                                    49,997,727
  Conversion of convertible subordinated
    debentures to common stock                                                                 1,137,165      1,137     20,314,606
  Shares issued for stock options exercised                                                          600          1         10,949
  Incentive stock awards                                                                          17,499         17        341,213
  Director stock awards                                                                            2,850          3         56,641
  Amortization of unearned compensation
  Distributions declared on common stock,
    $1.56 per share
  Distributions declared on preferred stock,
    $0.44 per share
  Net income
                                                  ---------   ------     ---------  ------    ----------     ------    -----------
Balance, December 31, 1995                        2,272,727    2,273         0         0      10,358,958     10,359    187,160,773
  Issuance of common stock:
    Public offering, less $2,386,799 of
   offering costs                                                                              3,450,000      3,450     79,547,251
  Conversion of preferred stock to Class B
    common stock                                 (2,272,727)  (2,273)    2,272,727   2,273
  Conversion of convertible subordinated
    debentures to common stock                                                                   485,680        486      8,682,532
  Shares issued for stock options exercised                                                       27,787         28        507,919
  Incentive stock awards                                                                           8,290          8        186,517
  Director stock awards                                                                            2,516          2         56,607
  Amortization of unearned compensation
  Distributions declared on common stock,
    $1.62 per share
  Distributions declared on preferred stock,
    $0.42 per share
  Distributions declared on Class B common
    stock, $1.25 per share
    Net income
                                                  ---------   ------     ---------  ------    ----------     ------    -----------
Balance, December 31, 1996                            0          0       2,272,727  $2,273    14,333,231    $14,333   $276,141,599
                                                  ---------   ------     ---------  ------    ----------     ------    -----------
                                                  ---------   ------     ---------  ------    ----------     ------    -----------



                                                                       UNEARNED
                                                  RETAINED           COMPENSATION-            TOTAL
                                                  EARNINGS            RESTRICTED          STOCKHOLDERS'
                                                  (DEFICIT)              STOCK                EQUITY
                                                  ---------              -----                ------
Balance, January 1, 1994                          ($4,446,010)             $0             $46,240,035
  Conversion of convertible subordinated
    debentures to common stock                                                             14,074,749
  Incentive stock award                                                                        22,550
  Shares issued for purchase of properties                                                  5,300,000
  Distributions in connection with acquisitions
    of interests in properties                                                                (89,922)
  Additional offering costs for initial public
    offering                                                                                 (115,545)
  Distributions declared on common stock,
    $1.50 per share                                 (8,774,790)                            (8,774,790)
  Net income                                         2,359,050
                                                    -----------
Balance, December 31, 1994                          (10,861,750)             0             59,016,127
  Issuance of common stock:
    Public offering, less $5,160,329 of
      offering costs                                                                       42,061,546
    Private offering                                                                        3,387,347
  Shares issued for purchase of property                                                    1,122,068
  Issuance of preferred stock in private offerin                                           50,000,000
  Conversion of convertible subordinated
    debentures to common stock                                                             20,315,743
  Shares issued for stock options exercised                                                    10,950
  Incentive stock awards                                                   (341,230)
  Director stock awards                                                                        56,644
  Amortization of unearned compensation                                      90,245            90,245
  Distributions declared on common stock,
    $1.56 per share                                 (14,951,061)                          (14,951,061)
  Distributions declared on preferred stock,
    $0.44 per share                                  (1,001,590)                           (1,001,590)
  Net income                                          8,211,928                             8,211,928
                                                    -----------       -------------     -------------
Balance, December 31, 1995                          (18,602,473)           (250,985)      168,319,947
  Issuance of common stock:
    Public offering, less $2,386,799 of
   offering costs                                                                          79,550,701
  Conversion of preferred stock to Class B
    common stock
  Conversion of convertible subordinated
    debentures to common stock                                                              8,683,018
  Shares issued for stock options exercised                                                   507,947
  Incentive stock awards                                                                     (186,525)
  Director stock awards                                                                        56,609
  Amortization of unearned compensation                                     118,987           118,987
  Distributions declared on common stock,
    $1.62 per share                                 (20,276,721)                          (20,276,721)
  Distributions declared on preferred stock,
    $0.42 per share                                    (947,045)                             (947,045)
  Distributions declared on Class B common
    stock, $1.25 per share                           (2,841,136)                           (2,841,136)
    Net income                                       14,941,439                            14,941,439
                                                    -----------       -------------      ------------
Balance, December 31, 1996                         ($27,725,936)          ($318,523)     $248,113,746
                                                    -----------       -------------      ------------
                                                    -----------       -------------      ------------


The accompanying notes are an integral part of these consolidated financial statements.

             CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                   1996           1995        1994
                                                   ----           ----        ----
Cash flows from operating activities:
  Net income                                    $14,941,439    $8,211,928   $2,359,050
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Extraordinary item-early extinguishment
      of debt                                     3,330,684       632,419
    Bad debts                                       462,245       432,832      120,000
    Depreciation                                 10,198,721     8,160,904    6,005,507
    Amortization of deferred
      financing costs                             1,126,968     1,149,955      976,460
    Other amortization                              449,166       294,764      170,309
    Incentive stock awards                          175,596       146,889       22,550
    Interest on converted debentures                 76,810       235,219      150,993
    Equity in net income of affiliate            (1,068,766)      (32,608)
    Loss on disposal of real estate                  60,155
    Net changes in:
      Tenant accounts receivable                 (1,889,660)   (4,003,068)  (3,017,872)
      Prepaid expenses and other assets            (937,062)     (292,895)    (849,660)
      Rents received in advance and
        security deposits                           589,497       119,470      829,282
      Accounts payable and accrued
        expenses                                  2,035,585     1,417,067    2,209,622
                                                 ----------    ----------    ---------
Net cash provided by operating activities        29,551,378    16,472,876    8,976,241
                                                 ----------    ----------    ---------
Cash flows from investing activities:
  Change in restricted cash and
    cash equivalents                                324,541       4,580      3,746,938
  Acquisition of real estate                    (85,267,555)  (61,880,989) (52,421,967)
  Construction in progress                      (17,063,084)
  Improvements and additions to properties      (12,574,683)   (5,031,108) (10,224,418)
  Disposition of real estate                     18,990,923     2,383,650
  Change in deposits on acquisitions              1,036,708      (501,821)  (2,979,153)
  Issuance of mortgage notes receivable         (18,523,150)   (9,588,154)
  Repayment of mortgage notes receivable          5,543,033
  Investment in and advances to affiliate        (1,047,679)   (5,323,918)
  Receivables from affiliates and employees         106,116       273,960     (351,305)
  Additions to deferred expenses                 (3,079,206)   (2,892,829)  (3,081,079)
                                                 -----------   -----------  -----------
Net cash used in investing activities          (111,554,036)  (82,556,629) (65,310,984)
                                               -------------  ------------ ------------
Cash flows from financing activities:
   Proceeds from sale of preferred stock                       50,000,000
   Proceeds from sale of common stock            82,445,447    50,620,172
   Offering costs paid                           (2,386,799)   (4,386,217)  (2,565,511)
   Proceeds from line of credit                  46,100,000
   Proceeds from issuance of mortgage
     notes payable                               45,881,822    50,000,000  125,016,046
   Repayments of mortgage notes payable         (62,704,903)  (63,929,723) (57,893,250)
   Repayments of notes payable                     (123,327)     (111,734)     (79,534)
   Repayments of notes payable to CRP-London                                (5,012,233)
   Distributions                                (29,017,176)  (13,649,784)  (6,628,100)
   Conversion of convertible subordinated
     debentures payable                                (644)         (868)        (164)
                                               -------------  ------------  -----------
Net cash provided by financing activities        80,194,420    68,541,846   52,837,254
                                               -------------  ------------  -----------
Net change in cash and cash equivalents          (1,808,238)    2,458,093   (3,497,489)
Cash and cash equivalents, beginning of the year  2,877,760       419,667    3,917,156
                                               -------------  ------------  -----------
Cash and cash equivalents, end of year           $1,069,522   $ 2,877,760     $419,667
                                               -------------  ------------  -----------
                                               -------------  ------------  -----------



The accompanying notes are an integral part of these consolidated financial statements.

1.   ORGANIZATION

     CenterPoint Properties Corporation (the "Company"), a Maryland corporation, and its subsidiaries, owns and operates primarily warehouse/industrial properties in the metropolitan Chicago area and operates as a real estate investment trust.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     Minimum rents are recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount that straight-line rental revenue exceeds rents due under the lease agreements. Unbilled rents receivable, included in tenants accounts receivable, at December 31, 1996 and 1995 were $4,098,745 and $2,262,468, respectively.
Recoveries from tenants for taxes, insurance and other property operating expenses are recognized in the period the applicable costs are incurred.

     The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $747,715 and $500,000 as of December 31, 1996 and 1995, respectively.

     Miscellaneous tenant income in 1995 includes a lease buy out fee of $1,200,000 realized in connection with the early termination of a tenant's lease.

     DEFERRED EXPENSES

     Deferred expenses consist principally of financing fees and leasing commissions. Leasing commissions are amortized on a straight-line basis over the terms of the respective agreements ranging from 1 to 8 years. Financing costs are amortized over the terms of the respective agreements. Deferred expenses relating to debenture conversions of $257,148 and $646,022 were charged to paid-in capital in 1996 and 1995, respectively, and fully amortized deferred expenses of $56,973 and $994,496 were written off in 1996 and 1995, respectively. The balances are as follows:

                                                             DECEMBER 31
                                                             -----------
                                                         1996           1995
                                                         ----           ----
        Deferred financing costs, net of accumulated
         amortization of $827,868 and $1,474,949     $2,098,035     $4,912,839
        Deferred leasing costs, net of accumulated
         amortization of $1,381,925 and $962,286      2,071,625      1,360,744
                                                     ----------     ----------
                                                     $4,169,660     $6,273,583
                                                     ----------     ----------
                                                     ----------     ----------

     PROPERTIES

     Real estate assets are stated at cost. Interest and real estate taxes and other directly related expenses incurred during construction periods are capitalized and amortized on the same basis as the related assets. Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

                                                            YEARS
                                                            -----
     Building and improvements                            31.5 and 40
     Land improvements                                    15
     Furniture, fixtures and equipment                    4 to 15


     Construction allowances for tenant improvements are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in operations.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" issued in 1995, the Company has reviewed the recoverability of the carrying value of its investment in real estate. The Company has conducted such reviews annually by estimating the fair value of its properties generally by analysis and comparison of the capitalized values of the expected net operating cash flows of the properties. If management determines that an impairment of property has occurred, the carrying value of such property will be reduced to its fair value.

     CASH AND CASH EQUIVALENTS

     For purposes of the consolidated financial statements, the Company considers all liquid investments purchased with original maturities of three months or less to be cash equivalents.

     INVESTMENT IN AND ADVANCES TO AFFILIATE

     The Company accounts for its investment in affiliate using the equity method whereby its cost of the investment is adjusted for its share of equity in net income or loss from the date of acquisition and reduced by distributions received.

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

     INCOME TAXES

     The Company qualifies as a real estate investment trust ("REIT") under sections 856-860 of the Internal Revenue Code beginning January 1, 1994. In order to qualify as a REIT, the Company is required to distribute at least 95% of its taxable income to stockholders and to meet certain asset and income tests as well as certain other requirements. As a REIT, the Company will generally not be liable for Federal income taxes, provided it satisfies the necessary distribution requirements. The distributions declared and paid for the years ended December 31, 1996, 1995 and 1994 represent a return of capital of approximately 51%, 54% and 50% respectively.

     EARNINGS PER COMMON SHARE

     Income per share amounts are based on the weighted average of common and common equivalent (stock options and convertible preferred stock in 1996 and 1995) shares outstanding of 15,008,053, 9,993,540 and 5,755,250, for 1996,
1995, and 1994, respectively. The convertible preferred stock is considered common stock equivalents as they participate in dividends with common stock and was converted into common stock in 1996. The assumed conversion of the convertible subordinated debentures into common shares for purposes of computing fully diluted earnings (loss) per share in 1996, 1995 and 1994 would be anti-dilutive.

     RECLASSIFICATIONS

     The consolidated statements of operations for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

3.   PROPERTY ACQUISITIONS AND DISPOSITIONS

     During the year ended December 31, 1996 and 1995, the Company acquired fifteen and sixteen properties, respectively, consisting principally of single-tenant buildings for an aggregate amount of approximately $103,532,000 and approximately $65,828,000, respectively. Substantially all of these properties were acquired in singular transactions and, except for three of the transactions in 1996, involved unrelated third parties. The three properties acquired from related parties is discussed in Note 11, Related Party Transactions. The properties acquired were funded with borrowings under the Company's lines of credit, proceeds from five properties sold during 1996 in transactions that qualify as a tax-free exchange, proceeds of a public offering of shares of the Company's common stock completed on July 2, 1996, and the issuance of shares of the Company's common stock with respect to one property in 1995. The acquisitions have been accounted for utilizing the purchase method of accounting and ,accordingly, the results of operations of the acquired properties are included in the consolidated statements of operations from the dates of acquisition.

     The Company disposed of eight properties during the year ended December 31, 1996 and one property during the year ended December 31, 1995. In 1996, five of the properties were disposed of in transactions that qualify as a tax-free exchange under applicable provisions of the Internal Revenue Code.

     Due to the effect of the January, 1995 public offering, the September, 1995 private offering, the July, 1996 public offering and the subsequent acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information is presented as if the 1994 and 1995 acquisitions and dispositions of properties, the January, 1995 public offering, the September, 1995 private offering and the corresponding repayment of certain debt had occurred on January 1, 1994 and as if the July, 1996 public offering, the corresponding repayment of certain debt, and the 1996 acquisitions and dispositions had all occurred on January 1, 1995 (or on the date the property first commenced operations with a third party tenant, if later). The unaudited pro forma information is based upon the historical consolidated statements of operations before any extraordinary items and does not purport to present what actual results would have been had the transactions, in fact, occurred at the beginning of 1995 or 1994, or to project results for any future period.

                                   PROFORMA FOR THE YEAR ENDED DECEMBER 31 (UNAUDITED)
                                   ---------------------------------------------------
                                              1996         1995       1994
                                              ----         ----       ----
                                        (in thousands, except for per share data)

     Total revenues                         $68,144       $57,411    $39,871
     Total expenses                          48,338        41,764     32,155
                                            -------       -------    -------
     Income before extraordinary item       $19,806       $15,647    $ 7,716
                                            -------       -------    -------
                                            -------       -------    -------
     Income before extraordinary item
      per common share                      $  1.18       $  1.03    $  0.71
                                            -------       -------    -------
                                            -------       -------    -------

4.   MORTGAGE NOTES RECEIVABLE

     Mortgage notes receivable at December 31, 1996 and 1995 consist of the following:

                                                                       ESTIMATED
                         CARRYING AMOUNT OF NOTES            PERIODIC   BALLOON     FINAL
PROPERTY PLEDGED               DECEMBER 31,        INTEREST   PAYMENT  PAYMENT AT  MATURITY
AS COLLATERAL              1996           1995       RATE      TERMS    MATURITY     DATE
-------------              ----           ----       ----      -----    --------     ----

1150 Spring Lake Drive
 Itasca, IL                $908,791     $838,154      (a)          (b)   $908,791   01/31/97
1800 Wolf Road
 DesPlaines, IL           8,750,000    8,750,000   11.25%          (b)  8,750,000   12/01/00
4833 Diversey Road
 Chicago, IL                929,652                10.50%    $8,828(c)               6/01/10
6634 West 68th Street
 Bedford Park, IL         4,749,750                11.00%          (b)  4,749,750    7/01/01(f)
777 Remington
 Bolingbrook, IL(e)       2,676,924                 8.50%          (b)  2,676,924(d) 3/15/98
1400 West 35th Street
 Chicago, IL              4,650,000                 8.25%          (d)  4,650,000    6/30/97
                        -----------   ----------
                        $22,665,117   $9,588,154
                        -----------   ----------
                        -----------   ----------

(a)  Prime plus 1.0%

(b)  Monthly payments of interest only.

(c) The monthly payment is an increasing payment per the loan schedule. This amount is the required payment at December 31, 1996.

(d) No payments are required until maturity, when principal and accrued interest are due.

(e) This mortgage note is a construction loan which will increase through construction.

(f) The borrower has an option to extend the term of this loan for two one year periods at an increased interest rate of 12% for the first year and 13% for the second year.


As of December 31, 1996 mortgage notes receivable mature as follows:


       1997...............................................      $5,570,427
       1998...............................................       2,694,420
       1999...............................................          24,170
       2000...............................................       8,781,770
       2001...............................................       4,790,155
       Thereafter.........................................         804,175
                                                               -----------
              Total.......................................     $22,665,117
                                                               -----------
                                                               -----------

     Based on borrowing rates available at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes receivable approximates the carrying values.

     Land and buildings related to such mortgages exceeding the carrying value of the mortgages at December 31, 1996 have been pledged as collateral for the above debt.


5. INVESTMENT IN AND ADVANCES TO AFFILIATE

     The Company holds approximately 99% of the economic interest in CenterPoint Realty Services Corporation ("CRS"). To maintain compliance with limitations on income from business activities received by REITs and their qualified REIT subsidiaries, the Company holds its interest in CRS in the form of non-voting equity ownership which qualifies as an unconsolidated taxable subsidiary.

     As of December 31, 1996 and 1995, the Company had advanced to CRS approximately $6,300,000 and $5,200,000, respectively, under a demand loan with an interest rate of 8.125%. The proceeds of the loans were required for development projects. Principal and interest is due upon demand.

6.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 1996 and 1995 consist of the following:

                                                                            ESTIMATED
                          CARRYING AMOUNT OF NOTES             PERIODIC      BALLOON     FINAL
PROPERTY PLEDGED                DECEMBER 31,         INTEREST   PAYMENT     PAYMENT AT  MATURITY
AS COLLATERAL                1996          1995        RATE      TERMS       MATURITY     DATE
-------------                ----          ----        ----      -----       --------     ----

MORTGAGE NOTES PAYABLE:
440 North Lake Street
 Miller, IN              $20,540,000   $15,500,000        (a)         (a)  $20,540,000   3/01/31
                           1,680,000     7,500,000        (a)         (a)    1,680,000   3/01/31
905 Irving Park Road (h)
  Itasca, IL                             1,978,378   9.00%(b)  $18,295(c)    1,912,026   7/18/97
6843 Santa Fe Drive
  Hodgkins, IL                           2,076,673  10.13%(b)   18,934(c)
351 North Rohlwing Road
  Itasca, IL                               340,705  10.50%(b)    3,493(c)
850 Arthur Avenue
  Elk Grove Village, IL      575,000       575,000     8.00%    11,500(d)      575,000   10/03/00
1800 Bruning Drive
  Itasca, IL               5,655,683                   8.40%    47,910(c)    5,570,116   10/10/97
2553 North Edgington
  Franklin Park, IL        6,000,000                      (e)         (f)    6,000,000   11/30/98

POOL MORTGAGE NOTES
PAYABLE:

Designated pools of 20
  properties              50,000,000    50,000,000     7.62%   317,500(f)   50,000,000   11/01/02

Designated pools of 18
  properties              30,000,000    30,000,000     6.91%   172,750(f)   30,000,000    5/15/99

LINES OF CREDIT:
Revolving line of credit                14,000,000        (g)         (f)
                        ------------  ------------
                        $114,450,683  $121,970,756
                        ------------  ------------
                        ------------  ------------

(a) This debt consists of Economic Development Revenue Bonds issued by the City of Gary, Indiana and is collateralized by a letter of credit. The letter of credit contains certain financial covenants pertaining to the tangible net worth and liabilities in relation to portfolio value of the Company. In April 1996, the bonds outstanding at December 31, 1995 were refunded. The new bonds were issued in two series; $20,540,000 tax exempt and $1,680,000 taxable, bearing interest in the Weekly Adjustable Interest Rate Mode at a rate determined by the Remarketing Agent (4.35% on the tax exempt bonds and 5.85% on the taxable bonds at December 31, 1996). The new bonds require monthly payments of interest only.

(b) The effective interest rate is 8.0% pursuant to a mortgage assumption credit received in connection with the acquisition of the related properties.

(c)   Amount represents the monthly payment of principal and interest.

(d)   The loan requires quarterly payments of interest only.

(e) The interest rate is one month LIBOR plus 1.75% (7.38% at December 31, 1996).

(f)   The loan requires monthly payments of interest only.

(g) This $52,000,000 revolving line of credit which was collateralized by 6 properties was replaced by a $135 million unsecured line of credit in October, 1996 (see Note 7). The interest rate was one month LIBOR plus 1.5% (7.25% at December 31, 1995 on $4,000,000 and 7.1875% at December 31,
      1995 on $10,000,000).

(h) During 1996, the Company sold the property subject to the mortgage which was not repaid due to the prepayment cost. The Company will pay the note upon maturity in 1997 and is collateralized by a $2.0 million letter of credit purchased by the Company (see Note 10).

As of December 31, 1996 mortgage notes mature as follows:


      1997...............................................  $    5 ,655,683
      1998...............................................        6,000,000
      1999...............................................       30,000,000
      2000...............................................          575,000
      2001...............................................                0
      Thereafter.........................................       72,220,000
                                                              ------------
            Total........................................     $114,450,683
                                                              ------------
                                                              ------------


      Based on borrowing rates available to the Company at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying values.

      Land, buildings and equipment related to such mortgages with an aggregate net book value of approximately $174 million at December 31, 1996 have been pledged as collateral for the above debt.

7.    LINE OF CREDIT

      In October, 1996, the Company obtained a $135 million unsecured line of credit. The current interest rate is LIBOR plus 1.15% for LIBOR borrowings and First Chicago's corporate base rate plus .15% for other borrowings (a range of 6.938% to 7.138% at December 31, 1996). The line requires payments of interest only when LIBOR contracts mature and monthly on borrowings under First Chicago's corporate base rate. The line matures on October 24, 1999. There is a fee of 1/4% per year on the average unused balance of the line.
At December 31, 1996, the Company had $88.9 million available under the line.

8. EXTRAORDINARY ITEM

     In 1996 and 1995, the Company incurred losses of $3,330,684 and $632,419, respectively, representing a write off of unamortized deferred financing costs as a result of early extinguishment of certain debt obligations.

9. CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE

     Concurrent with the initial public offering in December, 1993, the Company issued $58,500,000 of convertible subordinated debentures ("Debentures") due 2004. At December 31, 1996 and 1995, $14,380,000 and
$23,244,000 of debentures were outstanding, respectively. The Debentures are unsecured general obligations of the Company and are subordinate to all existing and subsequently incurred indebtedness of the Company. The Debentures are optionally redeemable by the Company, at par, commencing December 4, 1998. Holders may convert the Debentures at any time, without premium, to common stock of the Company at a conversion price of $18.25 per share, subject to certain adjustments. The Debentures bear interest at 8.22% per annum, payable semiannually on January 15 and July 15 of each year, commencing July 15, 1994. During 1996, 1995 and 1994, debentures totaling $8,864,000, $20,754,000 and $14,502,000, respectively, were converted into shares of common stock. Based principally on the conversion feature and share price of common stock at the end of 1996 and 1995, the fair value of the Debentures approximates $25,805,000 and $29,453,000, respectively.

10. NOTES PAYABLE

     Notes payable at December 31, 1996 includes amounts payable to related parties as a consequence of properties acquired and settlement of tax reimbursement obligations of the Company during 1996 totaling $483,333.
These notes payable are interest free. Also outstanding at December 31, 1996 is a $1,935,142 note, scheduled to mature in July 1997, which is collateralized by a $2.0 million letter of credit purchased by the Company. At December 31, 1995, the amount payable consists of an equipment loan with an interest rate at 8.00%, monthly principal and interest payments of $3,114, and final payment was made in 1996.

11. RELATED PARTY TRANSACTIONS

     In June, 1996, the Company acquired three properties in which Robert Stovall, the Company's Chief Operations Officer and a director, and Michael Mullen, the Company's Executive Vice President of Acquisitions had an interest and, in which they, continue to own an insignificant interest in two of the properties. The three properties were purchased for an aggregate amount of approximately $24.6 million in transactions which satisfied the Company's investment criteria and were approved by the Company's independent directors.

12. CAPITAL STOCK

     On December 10, 1993, the Company completed an initial public offering of 3,750,000 shares of common stock at $18.25 per share.

     As of December 31, 1996 the Company has reserved 1,500,000 shares of common stock for future issuance under the 1993 Stock Option Plan, 150,000 shares of common stock for future issuance under the 1995 Restricted Stock Incentive Plan, 75,000 shares of common stock for future issuance under the 1995 Director Stock Plan, 787,945 shares of common stock for issuance upon the conversion of the Debentures and 1,000,000 shares of common stock for future issuance under the dividend reinvestment and stock purchase plan.

     On January 19, 1995, the Company completed a second public offering of 2,587,500 shares of common stock at $18.25 per share. Net proceeds from the offering after the underwriting discounts and associated costs were approximately $42 million. The proceeds of the offering were used to repay a term loan from Lehman Brothers, Inc. "Lehman" of $19.3 million, repay borrowings under a line of credit from Lehman of $10.4 million and the purchase of three properties.

     On June 5, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $200 million of common stock, preferred stock, debt securities and security warrants of the Company. On July 27, 1995, the registration statement, as amended, was declared effective by the Securities and Exchange Commission. On January 23, 1996 the Company filed post effective amendment No. 1 to the shelf registration statement removing preferred stock and debt securities from the registration statement. On January 26, 1996 the registration statement, as amended by post effective amendment No. 1, was declared effective by the Securities and Exchange Commission.

     On July 26, 1995, the Company filed an additional registration statement to register 200,000 shares of common stock owned by one of the Company's founders, Capital and Regional Properties, plc (CRP-London), through an affiliate. The shares were purchased by CRP-London at the time of the Company's initial public offering. The shares were sold and CRP-London continues to hold 1,008,478 common shares in the Company.

     On September 22, 1995, the Company completed a $50 million private equity placement of non-voting preferred stock. In May, 1996, the preferred stock automatically converted, on a share for share basis, to non-voting common stock, upon shareholder approval of an amendment to the Company's charter permitting non-voting common stock at the Company's annual meeting. The distribution on the non-voting shares is equal to the distribution paid on the voting shares of the Company plus an additional $.0468 per share. Unless previously converted, after three years, the shares will be converted to voting common shares on a share for share basis up to 4.9 percent of the Company's then outstanding voting shares with all shares to fully convert within ten years. As the shares convert to voting common, the distribution paid shall be the same as all other voting common shares. Proceeds of the offering were used to pay down borrowings under a line of credit from Lehman of $48.1 million and the balance to fund working capital.

     On July 2, 1996, the Company completed a public offering of 3,450,000 shares of common stock at $23.75 per share under a shelf registration statement declared effective by the Securities and Exchange Commission in January, 1996. The proceeds of the offering were used to refund approximately $55.3 million outstanding under the Company's lines of credit and the balance of $24.9 million to fund investments.

     On December 19, 1996 the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $200 million of common stock, preferred stock, debt securities and securities warrants of the Company. The prospectus included in this registration statement is a combined prospectus which also relates to the shelf registration statement filed with the Securities and Exchange Commission on June 5, 1995. On January 6, 1997 this registration was declared effective by the Securities and Exchange Commission.

     Under the terms of the Company's Restricted Stock Grant Agreements, certain key employees were granted 7,829 restricted shares of the Company's common stock in 1995. Shares were awarded in the name of each of the employees, who have all the rights of other common stockholders, subject to certain restrictions and forfieture provisions. Restrictions on the shares expired one year after the date of award.

     In 1996 and 1995, under the terms of the Company's 1995 Restricted Stock Incentive Plan, adopted in 1995, certain key employees were granted 8,290 and 9,670 restricted shares, respectively, of the Company's common stock. Shares were awarded in the name of each of the participants, who have all the rights of other common stockholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met.

     Unearned compensation was recorded at the date of awards based on the market value of shares. Unearned compensation, which is shown as a separate component of stockholders' equity, is being amortized to expense over the eight year vesting period. The amount amortized to expense during 1996 and 1995 was $118,987 and $90,245, respectively. Shares reserved under the 1995 Restricted Stock Incentive Plan for future grants at December 31, 1996 were 132,040.

13.  STOCK OPTION PLAN

     The Company has adopted the 1993 Stock Option Plan (the "Plan") and in May, 1996, increased the maximum number of shares from 750,000 to 1,500,000 shares of common stock which may be granted for qualified and non-qualified options. The Company adopted the Plan to provide additional incentives to attract and retain directors, officers and key employees. The Plan was amended in 1995 to provide that each independent director receive an option for 3,000 shares of common stock at fair market value at the time of being elected or re-elected to the Board. Options are to be granted by the Compensation Committee of the Board of Directors. The term of the option shall be fixed by the Compensation Committee, but no option shall be exercisable more than 10 years after the date of grant.

     The options granted are at fair market value on the date of grant, are for 10 year terms and become exercisable in 20% annual increments after one year from date of grant. Option activity for the three years ended December 31, 1996 is as follows:



                                                 1996                 1995                1994
                                                 ----                 ----                ----
                                                    WEIGHTED             WEIGHTED            WEIGHTED
                                                     AVERAGE              AVERAGE             AVERAGE
                                                    EXERCISE             EXERCISE            EXERCISE
                                           SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                           ------   --------    ------   --------    ------  --------


Outstanding at beginning of year          606,839              494,460              453,960    $18.25
  Granted                                 104,428     $22.50   112,979     $19.55    40,500*    19.76
  Exercised                               (27,787)     18.28      (600)     18.25
                                          -------              -------               ------
Outstanding at end of year                683,480              606,839              494,460
                                          -------              -------               -------
                                          -------              -------               -------
   *   Includes 3,000 shares under
        separate agreement

Exercisable at end of year                282,784              189,084               90,792

Available for future grant at year end    791,133              145,561              258,540

Weighted average per share fair value of
  options granted during the year           $2.43                $2.41


     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       1996           1995
                                                       ----           ----

     Risk free interest rate                           6.1%           7.0%
     Dividend yield                                    6.5%           6.5%
     Expected lives                                 6 years        6 years
     Expected volatility                              17.4%          17.4%

     The following table summarized information about stock options at December 31, 1996:

               OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
               -------------------           -------------------


                                    Weighted
                                     Average    Weighted                 Weighted
     Range             Number       Remaining    Average     Number       Average
of Exercise Price  Outstanding at  Contractual  Excercise  Exercisable   Exercise
                      12/31/96        Life        Price    at 12/31/96    Price


$18.25-$22.50         683,480      7.6 years     $19.20      282,784      $18.44



     The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan, accordingly, no compensation costs have been recognized. Had compensation costs for the Company's Plan been determined based on the fair value at the grant date for options granted in 1996 and 1995 in accordance with the method required by Statement of Financial Accounting Standards No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts as follows:

                                                  YEAR ENDED DECEMBER 31,
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          -------------------------------------
                                                    1996           1995
                                                  -------         ------
Net income               As reported             $14,941         $8,212
                         Pro forma                14,848          8,171

Net income per share     As reported                1.00           0.82
                         Pro forma                  0.99           0.82


14.            FUTURE RENTAL REVENUES

     Under existing noncancelable operating lease agreements as of December 31, 1996, tenants of the warehouse/industrial properties are committed to pay in aggregate the following minimum rentals:

                   1997                 $  43,960,000
                   1998                    39,482,000
                   1999                    33,724,000
                   2000                    29,300,000
                   2001                    24,559,000
                   Thereafter              74,644,000
                                         ------------
                        Total            $245,669,000
                                         ------------
                                         ------------

     At December 31, 1996, 656 of the total 682 apartments available for rental at the Lakeshore Dunes property were leased. Lease terms are generally for one year.

     No single tenant represented more than 10% of consolidated minimum rents in 1996, 1995 and 1994.

15. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS



                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                         1996              1995           1994
                                                         ----              ----           ----
    Supplemental disclosure of cash flow information:

        Interest paid, net of interest capitalized      $9,915,937     $12,988,842    $9,542,272
        Interest capitalized                               142,263          20,386        63,240
        Income taxes paid                                       46              25         6,625

    In conjunction with the property
    acquisitions, the Company assumed the following assets and liabilities:

        Purchase of real estate                       $103,531,749     $65,828,289   $59,048,485
        Accounts receivable                                614,227          44,953         3,900
        Prepaid expenses and other assets                  359,861
        Accounts payable and accrued expenses           (5,380,601)     (1,764,645)   (1,330,418)
        Mortgage notes payable                         (13,307,681)       (575,000)
        Notes payable                                     (550,000)
        Prepaid acquisition costs                                         (530,540)
        Issuance of Common Stock                                        (1,122,068)   (5,300,000)
                                                       -----------     -----------   -----------
        Acquisition of real estate                     $85,267,555     $61,880,989   $52,421,967
                                                       -----------     -----------   -----------
                                                       -----------     -----------   -----------



                                                                           YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                     1996              1995           1994
                                                                     ----              ----           ----
    In conjunction with the property acquisitions, the
    Company disposed of the following assets and
    liabilities:

        Sale of real estate                                         $(22,481,151)  $(2,429,336)
        Accounts receivable                                             (591,663)
        Prepaid expenses and other assets                                (22,432)
        Mortgage notes receivable                                        935,000
        Accounts payable and accrued expenses                          1,099,794        45,686
        Mortgage notes payable                                         2,069,529
        Disposition of real estate                                  $(18,990,923)  $(2,383,650)
                                                                    -------------  ------------
                                                                    -------------  ------------

    Conversion of convertible subordinated debentures payable:

        Convertible subordinated dentures converted                  $8,864,000    $20,754,000    $14,502,000
        485,680, 1,137,165 and 794,621 shares of common stock
        issued at $18.25 per share                                    8,863,356     20,753,132     14,501,836
        Cash disbursed for fractional shares                        $       644    $       868    $       164
                                                                    -----------    -----------    -----------
                                                                    -----------    -----------    -----------


16.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

     The Company has entered into several contracts for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.

     At December 31, 1996, ten of the properties owned are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006 for amounts which are greater than the net book value of the assets. The tenant at a property in Woodale, IL has exercised its option to purchase the building in May, 1997.

17. SUBSEQUENT EVENTS

     Since December 31, 1996 through March 5, 1997, an additional
$2,195,000 of convertible subordinated debentures have been converted to 120,259 shares of common stock leaving a balance of convertible subordinated debentures outstanding of $12,185,000.

      On January 17, 1997, the Company acquired an industrial property located in Waukegan, Illinois for approximately $6.4 million, which was funded with a $5.1 million advance under the Company's line of credit and working capital.

18. SUPPLEMENTAL EARNINGS PER SHARE

      On March 6, 1997, the Company completed a public offering of 2,250,000 shares of common stock at $31.50 per share under a shelf registration statement declared effective by the Securities and Exchange Commission in January 1996. Net proceeds from the offering after the underwriting discounts were approximately $67.2 million. The proceeds of the offering were used to refund approximately $58.2 million outstanding under the Company's line of credit with the balance of $9.0 million to fund investments.

     In accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share", when a portion of the proceeds of a common stock offering have been used to retire debt, supplemental earnings per share data is required to be furnished to show what earnings per share would have been for the latest fiscal year if the retirement of debt had taken place at the beginning of the fiscal year. Net income per share would have been $1.13 per share for the fiscal year 1996 if the $58.2 million of outstanding borrowings were retired at the beginning of fiscal year 1996.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
CenterPoint Properties Corporation


     Our report on the consolidated financial statements of CenterPoint Properties Corporation and subsidiaries is included as page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

     In our opinion, these financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Chicago, Illinois                                      COOPERS & LYBRAND L.L.P.
February 13, 1997, except for Notes 17 and 18, as to which the date is March 6, 1997

                          CENTERPOINT PROPERTIES CORPORATION
                          VALUATION AND QUALIFYING ACCOUNTS
                                     SCHEDULE II

                                                       CHARGE TO
                                       BEGINNING       COST AND                                  ENDING
                                        BALANCE        EXPENSES    RECOVERIES     DEDUCTIONS(A)  BALANCE
                                       ---------       ---------   ----------     ------------  --------
DESCRIPTION

For year ended December 31, 1996:
  Allowance for doubtful
  accounts                             $500,000       $462,245       $  -         ($214,530)     $747,715
                                       --------       --------      ---------     ----------     --------
                                       --------       --------      ---------     ----------     --------
For year ended December 31, 1995:
  Allowance for doubtful
  accounts                             $120,000       $432,832       $  -          ($52,832)     $500,000
                                       --------       --------      ---------     ----------     --------
                                       --------       --------      ---------     ----------     --------
For year ended December 31, 1994:
  Allowance for doubtful
  accounts                             $  -           $120,000       $  -          $  -          $120,000
                                       --------       --------      ---------     ----------     --------
                                       --------       --------      ---------     ----------     --------

------------------------------
NOTE:          (a) Deductions represent write-off  of accounts receivable against the allowance for doubtful accounts.

                                                                    SCHEDULE III

          CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES

                REAL ESTATE AND ACCUMULATED DEPRECIATION

                        AS OF DECEMBER 31, 1996

                                                                               COSTS CAPITALIZED
                                               INITIAL COSTS               SUBSEQUENT TO ACQUISITION
                                         --------------------------  -------------------------------------
                                                       BUILDINGS AND              BUILDINGS
                           ENCUMBRANCES                IMPROVEMENTS                  AND         CARRYING
DESCRIPTION                    (a)           LAND          (a)          LAND     IMPROVEMENTS   COSTS (b)
-------------------------  ------------  ------------  ------------  ----------  ------------   ----------
WAREHOUSE/INDUSTRIAL
  PROPERTIES:
425 W. 151st Street
  East Chicago, IN                         $    251,536 $ 1,804,598      13,368    4,253,211    $1,154,879
201 Mississippi Street
  Gary, IN                $ 50,000,000 (h)      807,099   9,947,821     274,972   13,176,006
1201 Lunt Avenue
  Elk Grove Village, IL                (h)       57,077     146,030
620 Butterfield Road
  Mundelein, IL             30,000,000 (g)      335,002   1,973,803      60,645
1319 Marquette Drive
  Romeoville, IL                       (h)      948,119   2,529,547
900 E. 103rd Street
  Chicago, IL                                 2,225,819  10,693,050                2,992,807
1520 Pratt Avenue
  Elk Grove Village, IL                (h)      498,278   1,557,548                    6,192
1850 Greenleaf
  Elk Grove Village, IL                         508,829   1,385,671                    1,370
2743 Armstrong Court
  Des Plaines, IL                             1,319,584   2,679,478         500      112,442
5990 Touhy Avenue
  Niles, IL                                   2,047,099   8,508,597                  448,088
950 Tower Road
  Mundelein, IL                        (h)      171,300     778,248                  107,128
2339 Ernia Krueger Court
  Waukegan, IL                         (g)      157,578   1,819,024
4501 W. Augusta Blvd.
  Chicago, IL                                   174,815   4,998,464                  692,194
1800 Industrial Drive
  Libertyville, IL                     (h)      672,818   3,741,129     395,030    2,445,889
1400 Busse Road
  Elk Grove Village, IL                         439,080   5,719,146                  243,218
1250 Carolina Drive
  West Chicago, IL                     (g)      582,754   3,835,870                  200,481
5619 W. 115th Street
  Alsip, IL                            (h)    2,266,891  12,169,490                1,403,417
825 Tollgate Road
  Elgin, IL                            (g)      711,866   3,583,878                   12,533
720 Frontenac
  Naperville, IL                       (g)    1,013,777   4,055,105      21,727      100,317
820 Frontenac
  Naperville, IL                       (g)      906,476   3,625,899                      103
1120 Frontenac
  Naperville, IL                       (g)      790,927   3,163,704      22,949      612,277
1510 Frontenac
  Naperville, IL                       (g)      621,303   2,485,208      16,564       69,229
1020 Frontnac
  Naperville, IL                       (g)      590,853   2,363,408      11,189       85,445
1560 Frontenac
  Naperville, IL                       (g)      508,458   2,033,830      10,872       65,388

                                                                                                              LIFE UPON
                            GROSS AMOUNTS AT WHICH                                                               WHICH
                           CARRIED AT CLOSE OF PERIOD                                                         DEPRECIATION
                           -------------------------                                                           IN LATEST
                                         BUILDINGS                                                               INCOME
                                            AND                       ACCUMULATED     DATE OF        DATE     STATEMENT IS
DESCRIPTION                   LAND      IMPROVEMENTS  TOTAL (c)(d)    DEPRECIATION  CONSTRUCTION   ACQUIRED     COMPUTED
-------------------------  -----------  ------------  -------------   -----------  --------------  --------   ------------
WAREHOUSE/INDUSTRIAL
  PROPERTIES:
425 W. 151st Street
  East Chicago, IN         $   264,902  $ 7,212,689   $   7,477,691   $2,255,461    1913/1988-199    1987         (f)
201 Mississippi Street
  Gary, IN                   1,082,071   23,123,821      24,205,898    7,290,565    1946/1985-198    1985         (f)
1201 Lunt Avenue
  Elk Grove Village, IL         57,077      146,030         203,107       14,164             1971    1993         (f)
620 Butterfield Road
  Mundelein, IL                395,647    1,973,803       2,369,450      191,460             1990    1993         (f)
1319 Marquette Drive
  Romeoville, IL               948,119    2,529,547       3,447,666      245,368        1990-1991    1993         (f)
900 E. 103rd Street
  Chicago, IL                2,225,819   13,685,857      15,911,676    1,250,287             1910    1993         (f)
1520 Pratt Avenue
  Elk Grove Village, IL        498,278    1,563,740       2,062,018      150,938             1968    1993         (f)
1850 Greenleaf
  Elk Grove Village, IL        508,629    1,387,041       1,895,670      133,921             1965    1993         (f)
2743 Armstrong Court
  Des Plaines, IL            1,320,084    2,791,920       4,112,004      265,483        1989-1990    1993         (f)
5990 Touhy Avenue
  Niles, IL                  2,047,099    8,956,685       11,003,784     839,069             1957    1993         (f)
950 Tower Road
  Mundelein, IL                171,300      885,376       1,056,676       79,558             1979    1993         (f)
2339 Emia Krueger Court
  Waukegan, IL                 157,578    1,819,024       1,976,602      176,446             1990    1993         (f)
4501 W. Augusta Blvd.
  Chicacgo, IL                 174,815    5,680,658       5,885,473      511,930        1942-1943    1993         (f)
1800 Industrial Drive
  Libertyville, IL           1,067,848    6,187,018       7,254,866      646,383        1992-1993    1993         (f)
1400 Busse Road
  Elk Grove Village, IL        439,080    5,962,364       6,401,444      574,750             1987    1993         (f)
1250 Carolina Drive
  West Chicago, IL             582,754    4,036,351       4,619,105      375,937        1989-1990    1993         (f)
5619 W. 115th Street
  Alsip, IL                  2,266,891   13,572,907      15,839,798    1,258,300             1974    1993         (f)
825 Tollgate Road
  Elgin, IL                    711,866    3,596,411       4,308,277      347,989        1989-1991    1993         (f)
720 Frontenac
  Naperville, IL             1,035,504    4,155,422       5,190,926      397,205             1991    1993         (f)
820 Frontenac
  Naperville, IL               906,476    3,626,002       4,532,478      351,726             1988    1993         (f)
1120 Frontenac
  Naperville, IL               813,876    3,775,981       4,589,857      346,857             1980    1993         (f)
1510 Frontenac
  Naperville, IL               636,867    2,554,437       3,191,304      243,451             1986    1993         (f)
1020 Frontnac
  Naperville, IL               602,042    2,448,853       3,050,895      231,800             1980    1993         (f)
1560 Frontenac
  Naperville, IL               519,330    2,099,218       2,618,548      199,862             1987    1993         (f)

              CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                            AS OF DECEMBER 31, 1996

                                                                               COSTS CAPITALIZED
                                               INITIAL COSTS               SUBSEQUENT TO ACQUISITION
                                         --------------------------  -------------------------------------
                                                       BUILDINGS AND              BUILDINGS
                           ENCUMBRANCES                IMPROVEMENTS                  AND         CARRYING
DESCRIPTION                    (a)           LAND          (a)          LAND     IMPROVEMENTS   COSTS (b)
-------------------------  ------------  ------------  ------------  ----------  ------------   ----------
1500 Shore Road
  Naperville, IL                       (g)      260,397   1,041,585       6,869       37,165
800 Enterprise
  Naperville, IL                       (g)      212,128     848,511       5,981       25,954
1651 Frontenac
  Naperville, IL                       (g)      185,378     741,509       4,903       19,716
1150 Shore Road
  Naperville, IL                       (g)      184,031     736,123       5,359       22,015
2764 Golfview
  Naperville, IL                       (g)      124,548     498,189       3,725       26,563
920 Frontenac
  Naperville, IL                       (g)      716,797   2,367,186                   58,320
1300 Northpoint Road
  Waukegan, IL                         (h)      591,513   2,366,052                   16,529
1 Wildlife Way
  Long Grove, IL                       (h)      530,400   2,121,600                  122,159
900 W. University Drive
  Arlington Heights, IL                (h)      817,031   3,268,126      16,909       95,424
7001 Adams Street
  Willowbrook, IL                      (h)      296,601   1,326,064                    4,078
745 Birginal Drive
  Benserville, IL                               601,388   2,405,555                   16,835
21399 Torrence Avenue
  Sauk Village, IL                            1,549,783   6,199,131     171,116      706,662
2600 N. Elmhurst Road
  Elk Grove Village, IL                (g)      841,564   3,366,256       5,108       32,236
655 Wheat Lane
  Wood Dale, IL                                 299,887   1,202,568       2,997      117,864
8901 W. 102nd Street
  Pleasant Prairie, WI                 (h)      900,049   3,607,546                   17,842
8200 100th Street
  Pleasant Prairie, WI                 (h)    1,220,068   4,890,293                   17,839
1700 Hawthorne
  West Chicigo, IL                            2,522,201  10,088,802         680       25,368
1015 E. State Parkway
  Schaumburg, IL                                190,092     759,954                    13,214
245 Beinoris Drive
  Wood Dale, IL                        (h)      168,157     570,344                    4,689
800-1000 Chase Avenue
  Elk Grove Village, IL                       2,250,230   9,000,920    (444,173)      36,853
750 E. 110th Street
  Chicago, IL                                   335,121   1,340,485       6,630      185,086
825-845 Hawthorne
  West Chicago, IL                     (g)      721,108   2,884,434       1,563      150,366
1700 Butterfield Road
  Mundelein, IL                        (h)      342,640   1,370,558        (601)     141,289
1810-1820 Industrial
  Drive
  Libertyville, IL                     (h)      407,283   1,629,131      (5,239)      13,508
1733 Downs Drive
  West Chicigo                         (h)      488,221   1,952,885         802       11,225
1645 Downs Drive
  West Chicago                         (h)      508,352   2,033,407         487      470,075


                                                                                                              LIFE UPON
                            GROSS AMOUNTS AT WHICH                                                               WHICH
                           CARRIED AT CLOSE OF PERIOD                                                         DEPRECIATION
                           -------------------------                                                           IN LATEST
                                         BUILDINGS                                                               INCOME
                                            AND                       ACCUMULATED     DATE OF        DATE     STATEMENT IS
DESCRIPTION                   LAND      IMPROVEMENTS  TOTAL (c)(d)    DEPRECIATION  CONSTRUCTION   ACQUIRED     COMPUTED
-------------------------  -----------  ------------  -------------   -----------  --------------  --------   ------------
1500 Shore Road
  Naperville, IL               267,256    1,078,750       1,346,016      102,691             1985    1993         (f)
800 Enterprise
  Naperville, IL               218,109      874,465       1,092,574       83,211             1985    1993         (f)
1651 Frontenac
  Naperville, IL               190,281      761,255         951,506       72,592             1978    1993         (f)
1150 Shore Road
  Naperville, IL               189,390      758,138         947,528       72,162             1985    1993         (f)
2764 Golfview
  Naperville, IL               128,273      524,752         653,026       49,578             1985    1993         (f)
920 Frontenac
  Naperville, IL               716,797    2,425,508       3,142,305      234,277             1987    1993         (f)
1300 Northpoint Road
  Waukegan, IL                 591,513    2,382,581       2,974,094      198,462             1994    1994         (f)
1 Wildlife Way
  Long Grove, IL               530,400    2,243,759       2,774,159      185,928             1994    1994         (f)
900 E. University Drive
  Arlington Heights, IL        833,940    3,363,550       4,197,490      265,580             1974    1994         (f)
7001 Adams Street
  Willowbrook, IL             296,501     1,330,142       1,626,743      103,756             1994    1994         (f)
745 Birginal Drive
  Benserville, IL              601,388    2,422,390       3,023,778      195,273             1974    1994         (f)
21399 Torrence Avenue
  Sauk Village, IL           1,720,899    6,905,793       8,626,692      516,950             1987    1994         (f)
2600 N. Elmhurst Road
  Elk Grove Village, IL        846,672    3,398,492       4,245,164      192,896             1995    1995         (f)
655 Wheat Lane
  Wood Dale, IL                302,884    1,320,432       1,623,316       92,751             1984    1994         (f)
8901 W. 102nd Street
  Pleasant Prairie, WI         900,049    3,625,388       4,525,437      254,059             1990    1994         (f)
8200 100th Street
  Pleasant Prairie, WI       1,220,066    4,908,132       6,128,198      343,967             1990    1994         (f)
1700 Hawthorne
  West Chicigo, IL           2,522,861   10,114,170      12,637,031      670,132        1959/1969    1994         (f)
1015 E. State Parkway
  Schaumburg, IL               190,092      773,168         963,260       52,104             1980    1994         (f)
245 Beinoris Drive
  Wood Dale, IL                168,157      575,033         743,190       54,442             1988    1984         (f)
800-1000 Chase Avenue
  Elk Grove Village, IL      1,806,057    9,037,773      10,843,830      561,328             1972    1995         (f)
750 E. 110th Street
  Chicago, IL                  341,651    1,498,571       1,840,222       89,476             1966    1995         (f)
825-845 Hawthorne
  West Chicago, IL             722,671    3,034,800       3,757,471      162,525             1974    1995         (f)
1700 Butterfield Road
  Mundelein, IL                342,039    1,511,847       1,853,886       72,759             1976    1995         (f)
1810-1820 Industrial
  Drive
  Libertyville, IL             402,044    1,642,639       2,044,683       80,692             1977    1995         (f)
1733 Downs Drive
  West Chicigo                 489,023    1,964,110       2,453,133       95,976             1976    1995         (f)
1645 Downs Drive
  West Chicago                 508,839    2,503,482       3,012,321      117,531             1976    1995         (f)

              CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                            AS OF DECEMBER 31, 1996

                                                                               COSTS CAPITALIZED
                                               INITIAL COSTS               SUBSEQUENT TO ACQUISITION
                                         --------------------------  -------------------------------------
                                                       BUILDINGS AND              BUILDINGS
                           ENCUMBRANCES                IMPROVEMENTS                  AND         CARRYING
DESCRIPTION                    (a)           LAND          (a)          LAND     IMPROVEMENTS   COSTS (b)
-------------------------  ------------  ------------  ------------  ----------  ------------   ----------
10601 Seymour Avenue
  Franklin Park, IL                         2,020,136    8,080,543       90,808      387,115
11701 South Central
  Alsip, IL                                 1,240,876    4,963,503       21,962      598,506
11601 South Central
  Alsip, IL                                 1,071,276    4,285,103       47,893      245,815
850 Arthur Avenue
  Elk Grove Village, IL        575,000        270,374    1,061,496          517      229,501
1827 North Bendix Drive
  South Bend, IN                       (h)  1,010,000    4,039,993       24,445      105,320
11743 Mayfield
  Alsip, IL                                   167,769      671,074      (24,474)    (122,897)
4400 S. Kolmar
  Chicago, IL                          (h)    603,028    2,412,113        8,860       57,727
6600 River Road
  Hodgkins, IL                              2,640,400   10,561,600       46,942      200,917
7501 N. 81st Street
  Milwaukee, WI                             1,018,359    4,073,434       18,433       74,113
1100 Chase Avenue
  Elk Grove Village, IL                       248,207      992,828        6,190      224,817
2553 N. Edgington
  Franklin Park, IL          6,000,000      1,870,295    7,481,180       66,329      265,857
875 Fargo Avenue
  Elk Grove Village,IL                        571,546    2,284,185       13,973       56,266
1800 Bruning Drive
  Itasca, IL                 5,655,683      1,998,771    7,995,083       26,246      105,362
1501 Pratt
  Elk Grove Village, IL                     1,047,319    4,189,278       66,831      453,897
400 N. Wolf Road
  Northlake, IL                             4,504,358   18,017,433       35,806    1,603,535
10740 W. Grand Avenue
  Franklin Park, IL                           382,864    1,531,535        4,893       85,570
911 Commerce Court
  Buffalo Grove, IL                         1,171,443    4,885,772       13,805      226,566
16400 W. 103rd Street
  Lemont, IL                                  446,030    1,748,120       21,364      121,829
425 S. 37th Avenue
  St. Charles IL                              643,856    2,575,422        6,633      191,906
1500 W. Dundee Road
  Arlington Heights, IL                     4,995,344   10,005,689        8,876      196,780
Lot 51-Naperville
  Business Center
  Naperville, IL                              220,000                    (1,651)
O'hare West
  Elk Grove Village, IL                     3,750,000    6,487,349        2,621                     45,051
O'hare Express-A2
  Elk Grove Village, IL                                  3,596,824                                   7,126
O'hare Express-B1
  Elk Grove Village, IL                                  2,447,502                                   2,358
O'hare Express-B2
  Elk Grove Village, IL                                  2,246,820                                   2,267
O'hare Express-C
  Elk Grove Village, IL                                  3,553,418                                   3,649

                                                                                                              LIFE UPON
                            GROSS AMOUNTS AT WHICH                                                               WHICH
                           CARRIED AT CLOSE OF PERIOD                                                         DEPRECIATION
                           -------------------------                                                           IN LATEST
                                         BUILDINGS                                                               INCOME
                                            AND                       ACCUMULATED     DATE OF        DATE     STATEMENT IS
DESCRIPTION                   LAND      IMPROVEMENTS  TOTAL (c)(d)    DEPRECIATION  CONSTRUCTION   ACQUIRED     COMPUTED
-------------------------  -----------  ------------  -------------   -----------  --------------  --------   ------------
10601 Seymour Avenue
  Franklin Park, IL          2,110,944    8,467,658      10,578,602      346,870        1963/1965    1995         (f)
11701 South Central
  Alsip, IL                  1,262,838    5,562,009       6,824,847      198,844             1972    1995         (f)
11601 South Central
  Alsip, IL                  1,119,169    4,530,918       5,650,087      172,743             1971    1995         (f)
850 Arthur Avenue
  Elk Grove Village, IL        270,891    1,310,997       1,581,888       45,003        1972/1973    1995         (f)
1927 North Bendix Drive
  South Bend, IN             1,034,445    4,145,313       5,179,758      147,342        1964/1990    1995         (f)
11743 Mayfield
  Alsip, IL                    143,295      548,177         691,472       23,710             1962    1995         (f)
440 S. Kolmar
  Chicago, IL                  611,888    2,469,840       3,081,728       87,263             1964    1995         (f)
660 River Road
  Hodgkins, IL               2,687,342   10,762,517      13,449,859      239,137          Unknown    1996         (f)
7501 N. 81st Street
  Milwaukee, WI              1,036,793    4,147,547       5,164,340       81,440             1987    1996         (f)
1100 Chase Avenue
  Elk Grove Village, IL        254,397    1,217,645       1,472,042       22,925             1969    1996         (f)
2553 N. Adegington
  Franklin Park, IL          1,936,624    7,747,037       9,683,681      129,679         1967/1989   1996         (f)
875 Fargo Avenue
  Elk Grove Village,IL         585,519    2,340,451       2,925,970       39,745             1979    1996         (f)
1800 Bruning Drive
  Itasca, IL                 2,025,018    8,100,445      10,125,463      138,953        1975/1978    1996         (f)
1501 Pratt
  Elk Grove Village, IL      1,114,149    4,643,176       5,757,325       75,857             1973    1996         (f)
400 N. Wolff Road
  Northlake, IL              4,540,164   19,620,968      24,161,132      170,938        1956/1965    1996         (f)
10740 W. Grand Avenue
  Franklin Park, IL            387,777    1,617,105       2,004,882       14,802        1964/1970    1996         (f)
911 Commercerce Court
  Buffalo Grove, IL          1,185,248    4,912,338       6,097,586       31,271             1992    1996         (f)
16400 W. 103rd Street
  Lemont, IL                   467,394    1,869,949       2,337,343       11,893             1983    1996         (f)
425 S. 37th Avenue
  St. Charles IL               650,490    2,767,327       3,417,817       17,284             1976    1996         (f)
1500 W. Dundee Road
  Arlington Heights, IL      5,004,220   10,202,469      15,206,689       39,955        1969/1971    1996         (f)
Lot 51-Naperville
  Business Center
  Naperville, IL               218,349                      218,349                          1996    1996         (f)
O'hare West
  Elk Grove Village, IL      3,752,621    6,532,400      10,285,021
O'hare Express-A2
  Elk Grove Village, IL                   3,603,950       3,603,950
O'hare Express-B1
                                          2,449,860       2,449,860
O'hare Express-B2                                         2,249,087
O'hare Express-C
  Elk Grove Village, IL                   3,557,067       3,557,067

              CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                            AS OF DECEMBER 31, 1996

                                                                               COSTS CAPITALIZED
                                               INITIAL COSTS               SUBSEQUENT TO ACQUISITION
                                         --------------------------  -------------------------------------
                                                       BUILDINGS AND              BUILDINGS
                           ENCUMBRANCES                IMPROVEMENTS                  AND         CARRYING
DESCRIPTION                    (a)           LAND          (a)          LAND     IMPROVEMENTS   COSTS (b)
-------------------------  ------------  ------------  ------------  ----------  ------------   ----------
RETAIL PROPERTIES:
84 Old McHenry Road
  Wheeling, IL                                481,501    2,152,106                    31,327
351 N. Rohlwing Road
  Itasca, IL                                   81,377      464,390
4-48 Barrington Road
  Streamwood, IL                              572,945    2,297,240      (61,961)      51,389
RESIDENTIAL PROPERTIES:
440 North Lake Street
  Miller, IN                22,220,000        710,000    3,086,493      102,484   17,217,741     3,980,075
OFFICE PROPERTIES:
777 Big Timber Road
  Elgin, IL                                 1,093,395    4,373,578      142,600      610,985
OFFICES OF THE MANAGEMENT
  COMPANY
  Chicago, IL                                                                      2,638,592
                           ------------  ------------  ------------  ----------  ------------   ----------
TOTALS                     $114,450,683  $ 70,703,593  $296,586,866  $1,300,237  $55,248,145    $5,195,405
                           ------------  ------------  ------------  ----------  ------------   ----------
                           ------------  ------------  ------------  ----------  ------------   ----------

                                                                                                              LIFE UPON
                            GROSS AMOUNTS AT WHICH                                                               WHICH
                           CARRIED AT CLOSE OF PERIOD                                                         DEPRECIATION
                           -------------------------                                                           IN LATEST
                                         BUILDINGS                                                               INCOME
                                            AND                       ACCUMULATED     DATE OF        DATE     STATEMENT IS
DESCRIPTION                   LAND      IMPROVEMENTS  TOTAL (c)(d)    DEPRECIATION  CONSTRUCTION   ACQUIRED     COMPUTED
-------------------------  -----------  ------------  -------------   -----------  --------------  --------   ------------
RETAIL PROPERTIES:
84 Old McHenry Road
  Wheeling, IL                 481,501    2,183,433       2,664,934      210,679        1989-1990    1993         (f)
351 N. Rohlwing Road
  Itasca, IL                    81,377      464,390         545,767       45,044             1989    1993         (f)
4-48 Barrington Road
  Streamwood, IL               510,984    2,348,629       2,859,613      150,061             1989    1994         (f)
RESIDENTIAL PROPERTIES:
440 North Lake Street
  Miller, IN                   812,484   24,284,309      25,096,793    3,551,423    1971/1990-199    1990         (f)
OFFICE PROPERTIES:
777 Big Timber Road
  Elgin, IL                  1,235,995    4,984,562       6,220,657       31,225             1983    1996         (f)
OFFICES OF THE MANAGEMENT
  COMPANY
  Chicago, IL                             2,638,592       2,638,592      981,889                      Var.        (f)
                           -----------  ------------  -------------   -----------  --------------  --------   ------------
TOTALS                     $72,003,830  $357,030,416  $ 429,034,246   $30,206,095
                           -----------  ------------  -------------   -----------  --------------  --------   ------------

                           -----------  ------------  -------------   -----------  --------------  --------   ------------


                 CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES
                               SCHEDULE III (CONTINUED)

Notes to Schedule III:

(a) Initial cost for each respective property is the total acquisition costs associated with its purchase.

(b) Carrying costs consist of capitalized construction period interest, taxes and insurance.

(c) At December 31, 1996, the aggregate cost of land and buildings and equipment for Federal income tax purposes was approximately $429 million.

(d)  Reconciliation of real estate and accumulated depreciation:


                            RECONCILIATION OF REAL ESTATE

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                         1996           1995           1994
                                         ----           ----           ----
   Balance at the beginning of year   $317,460,157   $248,280,885   $180,395,511
       Additions                       135,342,293    71,315,130      67,885,374
       Dispositions                    (23,768,204)   (2,135,858)
                                      -------------  ------------   ------------
   Balance at close of year           $429,034,246   $317,460,157   $248,280,885
                                      -------------  ------------   ------------
                                      -------------  ------------   ------------


                      RECONCILIATION OF ACCUMULATED DEPRECIATION

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                         1996           1995           1994
                                         ----           ----           ----
   Balance at the beginning of year   $21,576,209    $13,455,505    $ 7,449,998
      Depreciation expense             10,198,721      8,160,904      6,005,507
      Dispositions                     (1,568,835)       (40,200)
                                      -----------    -----------    -----------
   Balance at close of year           $30,206,095    $21,576,209    $13,455,505
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

    (e) See description of encumbrances in Note 6 to Consolidated Financial Statements.
    (f)  Depreciation is computed based upon the following estimated lives:
               Buildings, improvements and carrying costs   31.5 to 40 years
               Land improvements                                    15 years
               Furniture, fixtures and equipment               4 to 15 years
    (g)  These  properties collateralize a $30,000,000 mortgage loan payable.
    (h) These 20 properties collateralize $50,000,000 of mortgage bonds payable.
                                       F-27