Form 10-Q
period 1997-03-31
CENTERPOINT PROPERTIES CORP
filed 1997-05-13
CIK 912893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


(X)   Quarterly report pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 for the quarterly period ended March 31, 1997

(  )  Transition report pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934

                              _____________________

                         Commission file number 1-12630


                       CENTERPOINT PROPERTIES CORPORATION



            Maryland                                     36-3910279
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)



                401 North Michigan Ave., Chicago, Illinois  60611


                                 (312) 346-5600
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                          ---   ----

Number of shares of Common Stock outstanding as of April 30, 1997; 16,731,680
                                                                   ----------

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CENTERPOINT PROPERTIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                                        ASSETS

                                                                                                 MARCH 31,         DECEMBER 31,
                                                                                                   1997                1996
                                                                                                 --------          ------------
Assets:
  Investment in real estate:
    Land and leasehold                                                                            $80,299             $72,004
    Buildings                                                                                     289,867             284,626
    Building improvements                                                                          45,063              43,583
    Furniture, fixtures, and equipment                                                             10,885              10,429
    Construction in progress                                                                       18,522              18,392
                                                                                                 --------             -------
                                                                                                  444,636             429,034
    Less accumulated depreciation and amortization                                                 33,328              30,206
                                                                                                 --------             -------
       Net investment in real estate                                                              411,308             398,828

  Cash and cash equivalents                                                                         6,585               1,070
  Restricted cash and cash equivalents                                                                396                 977
  Tenant accounts receivable, net                                                                  12,440              10,193
  Mortgage notes receivable                                                                        19,809              22,665
  Investment in and advances to affiliate                                                          15,664               9,673
  Prepaid expenses and other assets                                                                 3,404               3,630
  Deferred expenses, net                                                                            4,262               4,170
                                                                                                 --------             -------
                                                                                                 $473,868            $451,206
                                                                                                 --------             -------
                                                                                                 --------             -------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                                                         $111,917            $114,451
  Line of credit                                                                                    7,500              46,100
  Convertible subordinated debentures payable                                                      12,135              14,380
  Notes payable                                                                                     2,352               2,418
  Accounts payable                                                                                  3,498               4,130
  Accrued expenses                                                                                 16,224              17,914
  Rents received in advance and security deposits                                                   4,008               3,699
                                                                                                 --------             -------
                                                                                                  157,634             203,092
                                                                                                 --------             -------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 47,727,273 million shares authorized;
    16,727,297 and 14,333,231 issued and outstanding, respectively                                     17                  14
  Class B common stock, $.001 par value, 2,272,727 million shares
    authorized; 2,272,727 and 2,272,727 issued and outstanding, respectively                            2                   2
  Additional paid-in-capital                                                                      345,982             276,142
  Retained earnings (deficit)                                                                     (29,105)            (27,726)
  Unearned compensation - restricted stock                                                           (662)               (318)
                                                                                                 --------             -------
    Total stockholders' equity                                                                    316,234             248,114
                                                                                                 --------             -------
                                                                                                 $473,868            $451,206
                                                                                                 --------             -------
                                                                                                 --------             -------


The accompanying notes are an integral part of these consolidated financial statements.

                       CENTERPOINT PROPERTIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        1997           1996
                                                      -------         ------
Revenue:
  Minimum rents                                       $12,736         $9,468
  Straight-line rents                                     654            387
  Expense reimbursements                                4,895          2,696
  Miscellaneous tenant income                             635             27
  Mortgage interest income                                655            246
  Real estate fee income                                  202          1,133
  Equity in net loss of affiliate                         (48)           (38)
                                                       ------         ------
     Total revenue                                     19,729         13,919
                                                       ------         ------

Expenses:
  Real estate taxes                                     4,270          2,490
  Repair and maintenance                                  901            357
  Insurance                                               132            110
  Utilities                                               673            333
  Property operating and leasing                        1,317          1,037
  General and administrative                              703            703
  Depreciation and amortization                         3,210          2,408
  Interest expense:
     Interest incurred, net                             2,626          2,526
     Amortization of deferred financing costs             192            303
                                                       ------         ------

        Total expenses                                 14,024         10,267
                                                       ------         ------

        Operating income                                5,705          3,652

Other expense                                             (34)           (25)
                                                       ------         ------
Net income                                             $5,671         $3,627
                                                       ------         ------
                                                       ------         ------

Net income per share                                    $0.32          $0.28
                                                       ------         ------
                                                       ------         ------

Distributions per share                                $0.420         $0.405
                                                       ------         ------
                                                       ------         ------


The accompanying notes are an integral part of these consolidated financial statements.

                       CENTERPOINT PROPERTIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                                  ----------------------------
                                                                                                    1997                1996
                                                                                                   ------              ------
Cash flows from operating activities:
  Net income                                                                                       $5,671              $3,627
  Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                                               2,991               2,335
        Amortization of deferred financing costs                                                      192                 303
        Other amortization                                                                            219                  73
        Incentive stock awards                                                                         49                  49
        Interest on converted debentures                                                                9                  59
        Equity in net loss of affiliate                                                                48                  38
        Net changes in:
           Tenant accounts receivable                                                              (2,254)               (466)
           Prepaid expenses and other assets                                                            4                 310
           Rents received in advance and security deposits                                            310                 331
           Accounts payable and accrued expenses                                                   (2,604)             (1,878)
                                                                                                   ------              ------
Net cash provided by operating activities                                                           4,635               4,781
                                                                                                   ------              ------

Cash flows from investing activities:
  Change in restricted cash and cash equivalents                                                      581                (620)
  Acquisition of real estate                                                                       (6,240)
  Construction in progress                                                                         (5,326)
  Improvements and additions to properties                                                         (3,616)             (1,087)
  Change in deposits on acquisitions                                                                  142                (394)
  Issuance of mortgage notes receivable                                                            (1,894)
  Repayment of mortgage notes receivable                                                            4,750
  Investment in and advances to affiliate                                                          (6,038)             (3,154)
  Receivable from affiliates and employees                                                             80                 (81)
  Addition to deferred expenses                                                                      (581)               (189)
                                                                                                   ------              ------
Net cash used in investing activities                                                             (18,142)             (5,525)
                                                                                                   ------              ------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                               71,039
  Offering costs paid                                                                              (3,766)
  Proceeds from line of credit                                                                     19,600
  Proceeds from issuance of mortgage notes payable                                                                      1,573
  Repayment of line of credit                                                                     (58,200)
  Repayments of mortgage notes payable                                                             (2,533)               (355)
  Repayments of notes payable                                                                         (67)                (57)
  Distributions                                                                                    (7,050)             (4,953)
  Conversion of convertible subordinated debentures payable                                            (1)
                                                                                                   ------              ------
Net cash provided by (used in) financing activities                                                19,022              (3,792)
                                                                                                   ------              ------
Net change in cash and cash equivalents                                                             5,515              (4,536)
Cash and cash equivalents, beginning of the year                                                    1,070               2,878
                                                                                                   ------              ------

Cash and cash equivalents, end of period                                                           $6,585             ($1,658)
                                                                                                   ------              ------
                                                                                                   ------              ------


The accompanying notes are an integral part of these consolidated financial statements.

                       CENTERPOINT PROPERTIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Corporation, a Maryland Corporation (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 1996, Financial Statements and Notes thereto included in the Company's Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the December 31, 1996, audited Financial Statements and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 1996, has been derived from the Company's audited Financial Statements.

The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.   PREFERRED STOCK, COMMON STOCK AND RELATED TRANSACTIONS

     Under the terms of the Company's 1995 Restricted Stock Incentive Plan, adopted in 1995, certain key employees were granted 12,444 restricted shares of the Company's common stock in March, 1997. Shares were awarded in the name of each of the participants, who have all the rights of other common stockholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met.

     Unearned compensation was recorded at the date of award based on the market value of the shares. Unearned compensation, which is shown as a separate component of stockholders' equity, is being amortized to expense over the eight year vesting period.

     Under the terms of Company's 1993 Stock Option Plan, options for 226,769 shares of common stock were granted in March, 1997 at $31.50 per share. During the first quarter of 1997, 8,624 option were exercised.

     On March 6, 1997, the Company completed a public offering of 2,250,000 shares of common stock at $31.50 per share under a shelf registration statement declared effective by the Securities and Exchange Commission in January, 1997. Net proceeds from the offering after the underwriting discounts were approximately

     $67.2 million. The proceeds of the offering were used to refund approximately $58.2 million then outstanding under the Company's line of credit with the balance of $9.0 million to fund working capital requirements.

     Income per share amounts are based on the weighted average of common and common equivalent (stock options) shares outstanding of 17,623,852 and 12,875,142 for the three months ended March 31, 1997 and 1996, respectively. The assumed conversion of convertible subordinated debentures into common shares for purposes of computing fully diluted earnings per share would be anti-dilutive.

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 (FAS 128), "Earnings per Share", effective for financial statements issued after December 15, 1997. The Company intends to adopt FAS 128 in fiscal year 1997. The Company has determined the financial impact to be immaterial for each of the three month periods ended March 31, 1997 and 1996.

2.   ACQUISITION OF REAL ESTATE

     In January, 1997, the Company acquired a 300,000 square foot industrial property located in Waukegan, Illinois for approximately $6.4 million, which was funded with an advance from the Company's line of credit of $5.1 million and the balance from working capital.

3.   DISPOSITION OF MORTGAGE NOTE RECEIVABLE

     In March, 1997, the company assigned its $4.8 million mortgage note receivable, collateralized by a property in Bedford Park, Illinois, for a net fee of $176,000.

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

     As of March 31, 1997, the Company had advanced to CRS approximately $12.3 million under a demand loan with an interest rate of 8.125%. The proceeds of the loan were applied towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

5.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

     Supplemental disclosures of cash flow information for three months ended March 31, 1997 and 1996:
                                                            March 31,  March 31,
                                                               1997       1996
                                                            --------   -------
      Interest paid and interest capitalized was as
         follows:
         Interest paid                                        $3,266     $2,802
         Interest capitalized                                     96         --

     In conjunction with the acquisition of real estate, the Company acquired thefollowing asset and assumed the following liability amounts:

         Purchase of real estate                              $6,350     $ ---
         Accrued expenses                                       (110)      ---
                                                              ------    ------
         Acquisition of real estate                           $6,240     $ ---
                                                              ------    ------
                                                              ------    ------

       Conversion of convertible subordinated debentures payable:

         Convertible subordinated debentures converted        $2,245    $6,469
         122,998 and 354,458 shares of common stock
         issued at $18.25 per share, respectively              2,244     6,469
                                                              ------    ------
         Cash disbursed for fractional shares                 $    1    $    0
                                                              ------    ------
                                                              ------    ------

6.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations and liquidity of the Company.

     The Company has entered into other contracts for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the project.

     At March 31, 1997, ten of the properties owned are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006, each for an amount greater than the net book value of the asset. The option to purchase 655 Wheat Lane, Wood Dale, IL, was exercised by the tenant who will purchase the property in May, 1997 for a purchase price of $1,730,211. Management is not currently aware of planned exercises of other such options and believes that any potential exercises would not materially affect the results or prospects of the Company.

7.   SUBSEQUENT EVENTS

     In April, 1997 a 243,350 square foot industrial property was purchased in West Allis, Wisconsin for approximately $4.7 million. The acquisition was funded with an advance on the Company's line of credit.

     Since March 31, 1997, an additional $80,000 of convertible subordinated debentures have been converted to 4,383 shares of common stock. As of April 30, 1997, the principal amount of convertible subordinated debentures outstanding is $12,055,000.

8.   PRO FORMA FINANCIAL INFORMATION

     Due to the effect of the July, 1996 public offering, the March, 1997 public offering and subsequent acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the three months ended March 31, 1997 and 1996 is presented as if the 1996 acquisitions and dispositions of properties, the 1997 acquisition of a property, the July, 1996 public offering, the March, 1997 public offering and the corresponding repayment of certain debt had all occurred on January 1, 1996 (or on the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offering and related transactions, in fact, occurred at January 1, 1996, or to project results for any future period.

                                            Three months ended March 31,
                                            ----------------------------
                                                     1997      1996
                                                   -------    -------
                                       (in thousands, except for per share data)
                                        ---------------------------------------
     Revenues                                       $19,696   $16,223
                                                    -------   -------
     Expenses:
       Operating expenses                             7,293     5,752
       General and administrative                       703       703
       Depreciation and amortization                  3,210     2,737
       Interest expense, net                          1,929     1,422
       Amortization of financing costs                  193       303
                                                    -------   -------
         Total expenses                              13,328    10,917
                                                    -------   -------

     Net income                                     $ 6,368   $ 5,306
                                                    -------   -------
                                                    -------   -------

     Net income per common share                    $  0.33   $  0.29
                                                    -------   -------
                                                    -------   -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS - 1996 COMPARED WITH 1995:

GENERAL BACKGROUND

     The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K filed for the fiscal year ended December 31, 1996.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996.

     Total revenues in the first three months of 1997 increased by $5.8 million or 41.7% over the same period last year. The revenues of the Company are derived primarily from base rents and additional rents from expense reimbursements, pursuant to the terms of tenant leases for occupied space at the warehouse/industrial properties. Warehouse/industrial properties represent approximately 96% of the gross leasable area of the Company's portfolio as of March 31, 1997.

     Rental revenues increased by $6.3 million in 1997. Full period income from properties acquired in 1996 and one acquisition in 1997 accounted for all of the increase. In addition, mortgage interest income, which began in late 1995, contributed $0.4 million in increased revenue. Real estate fee income primarily consisting of fees earned by the Company in connection with its build-to-suit and development activities and third party management fees decreased by $0.9 million.

     On a "same-store" basis (comparing the results of operations, on a cash basis, of the properties owned at March 31, 1996, with the results of operations of the same properties at March 31, 1997), the Company recognized a 1.9 % increase in net operating income primarily due to lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

     Total operating expenses, excluding general and administrative, interest, depreciation and amortization, increased by $3.0 million, from $4.3 million in 1996 to $7.3 million in 1997. Of the increase, $1.8 million is due to real estate taxes. The majority of the increase, $1.5 million, resulted from 1996 and 1997 acquisitions and the balance, $0.3 million, from tax increases throughout the portfolio. Insurance, utilities and property operating and leasing expenses, all components of operating expenses, increased at levels comparable to the level of acquisitions.

     Depreciation and other amortization increased by $0.8 million, from $2.4 million in 1996 to $3.2 million in 1997. The increase is due to full period depreciation on acquisitions completed during 1996 and 1997 of $0.7 million with the balance attributable to building improvements in 1996 and year to date in 1997.

     Interest incurred increased by only $0.1 million over the same period last year. Continued low average loan balances and reduced borrowing rates have contributed to interest expense remaining low.

     Amortization of deferred financing costs decreased by $0.1 million due to replacement of secured debt with unsecured debt during the fourth quarter of 1996.

     As a result of the factors described above, net income increased by $2.1 million from $3.6 million for the first three months of 1996 to $5.7 million for the first three months of 1997, an increase of 56.4%. Earnings before interest, income taxes, depreciation and amortization for the three months increased by $2.8 million, from $8.9 million in 1996 to $11.7 million in 1997.

 LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated from Company operations has historically been utilized for working capital purposes and making distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. For the three months ended March 31, 1997, cash flow from operations was $4.6 million. Increases in tenant accounts receivable of $2.3 million and reductions in accounts payable and accrued expenses of $2.6 million reduced operating cash flow due to the timing of the Company's receipt and disbursement of funds. Cash flow during that period contributed to payment of $7.1 million of current year distributions.

     Acquisitions, construction in progress, improvements and additions to properties and advances to affiliate to fund its current development activity of approximately $21.2 million for the three months were funded with borrowings under the Company's lines of credit totaling $19.6 million and with a portion of the net proceeds of the March 6, 1997 public offering of common stock.

     At March 31, 1997, the Company's debt constitutes approximately 17% of its fully diluted market capitalization. At that date, the Company's fully diluted equity market capitalization was approximately $602 million, and its fully diluted total market capitalization was approximately $714 million. The Company's leverage ratios benefited in the first three months of 1997 from the conversion of approximately $2.2 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 122,998 shares of common stock.

     As of March 31, 1997, the Company had outstanding borrowings of approximately $7.5 million from its unsecured line of credit (approximately 1.0% of the Company's fully diluted market capitalization), and the Company had remaining availability of approximately $127.5 million under its line of credit. As of March 31, 1997, the Company's line of credit consists of a $135 million unsecured credit facility co-led by First Chicago NBD and Lehman Brothers with participating banks including ABN LaSalle, Bank of America, Bank of Boston and NationsBank.

     On March 6, 1997, the Company completed a public offering of 2,250,000 shares of common stock at $31.50 per share. Net proceeds from the offering, after the underwriting discounts, were approximately $67.2 million. The proceeds of the offering were used to repay approximately $58.2 million then outstanding under the Company's line of credit with the balance of $9.0 million to fund working capital requirements. The public offering left the entire amount on the Company's line of credit available.

     As of March 31, 1997, the Company had a cash balance of $6.6 million. The Company obtained an advance of $5.0 million late in March to fund an acquisition which was delayed until early April causing a higher than normal cash balance at the end of the quarter. In addition, the Company held restricted cash of $0.4 million representing tenants' escrow and security deposits. The Company believes that its liquidity is adequate for operations and that positive cash flow from operations, as supplemented by proceeds of borrowings under its line of credit and other financings, will be adequate to fund the Company's acquisition activities and allow distributions to the Company's stockholders in accordance with the requirements for qualification as a REIT.

     In the first quarter of 1997, the Company declared and paid distributions of $7.1 million, representing an annualized distribution rate of approximately $1.68 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases and (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases.

                        PART II.  OTHER INFORMATION


     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     During the first quarter of 1997, no matter was submitted to a vote of security holders.

      ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  The following documents are filed as part of this report:

         (1) Exhibit 11 - Computation of Earnings per Share.

         (2) Exhibit 27 - Financial Data Schedule

                                                                      EXHIBIT 11

               CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                          1997        1996
                                                         ------      ------
Net income (A)                                           $5,671      $3,627
Interest expense-debentures                                 266         426
                                                         ------      ------
Adjusted net income (B)                                  $5,937      $4,053
                                                         ------      ------
                                                         ------      ------

Weighted average number of shares of common
  stock outstanding                                      17,365      10,497

Additional number of common equivalent shares
  outstanding:
  Stock options - net (1)                                   259         105
  Convertible preferred stock (2)                                     2,273
                                                         ------      ------

Weighted average common and common
  equivalent shares outstanding (C)                      17,624      12,875

Additional weighted average shares outstanding
  assuming debentures converted at issue price              710       1,136
                                                         ------      ------

Weighted average shares outstanding for fully-
  diluted (D)                                            18.334      14,011
                                                         ------      ------
                                                         ------      ------

Net income per share:

  Primary (A/C)                                           $0.32       $0.28

  Fully -diluted (3) (B/D)                                $0.32       $0.29

----------------------------
Notes:
     (1)  Represents stock options using the treasury stock method.
     (2) Represents convertible preferred stock as if converted on a share for share basis; prorated for the days the convertible preferred stock was outstanding. The convertible preferred stock is considered a common stock equivalent as it participates in dividends with common stock and was converted into common stock upon shareholder approval in May 1996.
     (3)  Conversion of debentures is anti-dilutive.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CENTERPOINT PROPERTIES CORPORATION
                              a Maryland corporation


                              By:  /s/ Paul S. Fisher
                                   -------------------------------
                                   Paul S. Fisher
                                   Executive Vice President and
                                   Chief Financial Officer
     May 12, 1997                  (Principal Accounting Officer)