Form 10-Q
period 1997-06-30
CENTERPOINT PROPERTIES CORP
filed 1997-08-14
CIK 912893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    ______    _______
Number of shares of Common Stock outstanding as of July 31, 1997;
19,022,483

                         PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        CENTERPOINT PROPERTIES CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                    (UNAUDITED)

                                      ASSETS

                                                    JUNE 30,      DECEMBER 31,
                                                      1997            1996
                                                  -----------     -------------
Assets:
  Investment in real estate:
    Land and leasehold                                $86,407           $72,004
    Buildings                                         321,846           284,626
    Building improvements                              50,029            43,583
    Furniture, fixtures, and equipment                 11,284            10,429
    Construction in progress                           19,812            18,392
                                                     --------          --------
                                                      489,378           429,034
                                                     --------          --------
    Less accumulated depreciation
         and amortization                              36,404            30,206
       Net investment in real estate                  452,974           398,828

  Cash and cash equivalents                             2,006             1,070
  Restricted cash and cash equivalents                    866               977
  Tenant accounts receivable, net                      13,153            10,193
  Mortgage notes receivable                            20,225            22,665
  Investment in and advances to affiliate              15,120             9,673
  Prepaid expenses and other assets                     3,412             3,630
  Deferred expenses, net                                4,481             4,170
                                                     --------          --------
                                                     $512,237          $451,206
                                                     ========          ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                             $111,892         $114,451
  Line of credit                                       42,550           46,100
  Convertible subordinated debentures payable          12,055           14,380
  Notes payable                                         2,045            2,418
  Accounts payable                                      5,163            4,130
  Accrued expenses                                     19,621           17,914
  Rents received in advance and
    security deposits                                   3,483            3,699
                                                    ---------         --------
                                                      196,809          203,092
                                                    ---------         --------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 47,727,273 million
    shares authorized; 16,735,236 and 14,333,231
    issued and outstanding, respectively                   17               14
  Class B common stock, $.001 par value, 2,272,727
    million shares authorized; 2,272,727 issued
    and outstanding                                         2                2
  Additional paid-in-capital                          345,906          276,142
  Retained earnings (deficit)                         (29,964)         (27,726)
  Unearned compensation - restricted stock               (533)            (318)
                                                    ---------         --------
    Total stockholders' equity                        315,428          248,114
                                                    ---------         --------
                                                     $512,237         $451,206
                                                    =========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                        CENTERPOINT PROPERTIES CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)
                                    (UNAUDITED)



                                                    THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                                      1997                1996                           1997             1996
                                                     ------              ------                         ------           ------
Revenue:
  Operating and investment revenue
    Minimum rents                                   $13,540             $ 9,821                        $26,311          $19,317
    Straight-line rents                                 633                 383                          1,287              769
    Expense reimbursements                            4,480               2,934                          9,375            5,630
    Mortgage interest income                            524                 247                          1,179              500
                                                     ------              ------                         ------           ------
      Total operating and investment revenue         19,177              13,385                         38,152           26,216
                                                     ------              ------                         ------           ------
Other Revenue:
  Real estate fee income                                813                 399                          1,615            1,532
  Equity in net income of affiliate                     140                 670                             92              632
                                                     ------              ------                         ------           ------
    Total other revenue                                 953               1,069                          1,707            2,164
                                                     ------              ------                         ------           ------
    Total revenue                                    20,130              14,454                         39,859           28,380

Expenses:
  Real estate taxes                                   4,097               2,796                          8,367            5,287
  Property operating and leasing                      2,424               1,878                          5,447            3,714
  General and administrative                            739                 532                          1,442            1,235
  Depreciation and amortization                       3,379               2,505                          6,589            4,912
  Interest expense:
    Interest incurred, net                            2,246               2,654                          4,872            5,187
    Amortization of deferred financing costs            203                 296                            395              599
                                                     ------              ------                         ------           ------
       Total expenses                                13,088              10,661                         27,112           20,934
                                                     ------              ------                         ------           ------
       Operating income                               7,042               3,793                         12,747            7,446

Other income(expense)                                   101                (180)                            67             (205)
                                                     ------              ------                         ------           ------
Income before extraordinary item                      7,143               3,613                         12,814            7,241

Extraordinary item, early extinguishment of debt                         (1,430)                                         (1,430)
                                                     ------              ------                         ------           ------
Net income                                         $  7,143            $  2,183                       $ 12,814         $  5,811
                                                   ========            ========                       ========         ========

Income before extraordinary item per share            $0.37               $0.28                          $0.69            $0.56
Extraordinary item per share                                              (0.11)                                          (0.11)
                                                     ------              ------                         ------           ------
Net income per share                                  $0.37               $0.17                          $0.69            $0.45
                                                   ========            ========                       ========         ========
Distributions per share                              $0.420              $0.405                         $0.840           $0.810
                                                   ========            ========                       ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                          CENTERPOINT PROPERTIES CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                         1997             1996
                                                        ------           ------
Cash flows from operating activities:
  Net income                                           $12,814          $ 5,811
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Extraordinary item-early extinguishment of debt                       1,430
    Depreciation                                         6,152            4,757
    Amortization of deferred financing costs               395              599
    Other amortization                                     437              155
    Incentive stock awards                                 178               55
    Interest on converted debentures                        11               61
    Equity in net income of affiliate                      (92)            (632)
    Gain on disposal of real estate                       (140)
    Net changes in:
       Tenant accounts receivable                       (3,109)          (1,211)
       Prepaid expenses and other assets                (1,104)          (1,079)
       Rents received in advance and security deposits    (232)             198
       Accounts payable and accrued expenses              (377)           1,094
                                                       -------           ------
  Net cash provided by operating activities             14,933           11,238
                                                       -------           ------
Cash flows from investing activities:
  Change in restricted cash and cash equivalents           111           (4,607)
  Acquisition of real estate                           (36,346)         (35,377)
  Additions to construction in progress                 (5,308)
  Improvements and additions to properties             (16,180)         (10,417)
  Disposition of real estate                             1,615           13,807
  Change in deposits on acquisitions                       706           (2,346)
  Issuance of mortgage notes receivable                 (2,352)            (658)
  Repayment of mortgage notes receivable                 4,792
  Investment in and advances to affiliate               (5,356)           5,225
  Receivable from affiliates and employees                  43             (141)
  Addition to deferred expenses                         (1,246)            (879)
                                                       -------           ------
Net cash used in investing activities                  (59,521)         (35,393)
                                                       -------           ------
Cash flows from financing activities:
  Proceeds from sale of common stock                    71,070              148
  Offering costs paid                                   (4,009)
  Proceeds from issuance of mortgage notes payable                       53,370
  Proceeds from issuance of line of credit              62,650
  Repayments of mortgage notes payable                  (2,559)         (23,370)
  Repayments of line of credit                         (66,200)
  Repayments of notes payable                             (373)             (57)
  Distributions                                        (15,054)         (10,235)
  Conversion of convertible subordinated
    debentures payable                                      (1)
                                                       -------           ------
Net cash provided by financing activities               45,524           19,856
                                                       -------           ------
Net change in cash and cash equivalents                    936           (4,299)
Cash and cash equivalents, beginning of the year         1,070            2,878
                                                       -------           ------
Cash and cash equivalents, end of period               $ 2,006         $ (1,421)
                                                       =======         ========
The accompanying notes are an integral part of these consolidated financial statements.

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

     Under the terms of the Company's 1995 Director Stock Plan, adopted in 1995, certain directors were granted 1,921 unrestricted shares of the Company's common stock in May, 1997. Shares were awarded in the name of each of the participants, who have all the rights of other common stockholders.

     Under the terms of Company's 1993 Stock Option Plan, options for 226,769 shares of common stock were granted to officers and employees in March, 1997 at $31.50 per share and 15,000 shares of common stock were granted to directors in May, 1997 at $30.625 per share. During the first quarter of 1997, 8,624 options were exercised. During the second quarter, an additional 1,635 options were exercised.

     On March 6, 1997, the Company completed a public offering of 2,250,000 shares of common stock at $31.50 per share under a shelf registration statement declared effective by the Securities and Exchange Commission in January, 1997. Net proceeds from the offering after the underwriting discounts were approximately $66.9 million. The proceeds of the offering were used to refund approximately $58.2 million then outstanding under the Company's line of credit with the balance of $8.7 million to fund the acquisition of additional properties.

     Income per share amounts are based on the weighted average of common and common equivalent (stock options) shares outstanding of 19,271,375 and 13,151,237 for the three months ended June 30, 1997 and 1996, respectively, and 18,456,493 and 13,033,295 for the six months ended June 30, 1997 and 1996, respectively. The assumed conversion of convertible subordinated debentures into common shares for purposes of computing fully diluted earnings per share would be anti-dilutive.

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 (FAS 128), "Earnings per Share", effective for financial statements issued after December 15, 1997. The Company intends to adopt FAS 128 in fiscal year 1997. The Company has determined the financial impact to be immaterial for each of the three month periods ended and the six month period ended June 30, 1997 and 1996.

     Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure," was also issued in February 1997 and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial standards of the Company are prepared in accordance with the requirements of SFAS No. 129.

     In June, 1997, the FASB issued SFAS Statement No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, would require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity distributions to owners. The Company has not yet determined its comprehensive income.

     In June, 1997, the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Company has not yet determined the impact of this statement on it's financial statements.

2.   ACQUISITION AND DISPOSITION OF REAL ESTATE

     In January, 1997, the Company acquired a 300,000 square foot industrial property located in Waukegan, Illinois for approximately $6.4 million, which was funded with an advance from the Company's line of credit of $5.1 million and the balance from working capital.

     In April, 1997, the Company acquired a 243,000 square foot industrial property located in West Allis, Wisconsin for approximately $4.7 million, which was funded entirely with an advance from the Company's line of credit.

     The company acquired an aggregate of 1,664,500 square feet of industrial property during May, 1997. Four buildings totaling 635,300 square feet located in Bedford Park, Illinois were acquired for approximately $13.8 million, a 21,000 square foot property located in Downers Grove, Illinois was acquired for approximately $1.4 million, and a 1,008,000 square foot property located in Montgomery, Illinois was acquired for approximately $12.3 million. The transactions were funded with advances from the Company's line of credit totaling of $12.3 million and the balance from working capital.

     A property, located in Wood Dale, Illinois was sold in June, 1997 for approximately $1.7 million upon the execution of a tenant purchase option.

3.   MORTGAGE NOTES RECEIVABLE

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

     As of June 30, 1997, the Company had advanced to CRS approximately $13.8 million under a demand loan with an interest rate of 8.125%. The proceeds of the loan were applied towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

     The Company typically purchases development projects upon completion of construction on a turn-key basis or develops the property under guaranteed maximum price contracts, substantially eliminating any construction risk.

5.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for six months ended June 30, 1997 and 1996:
                                                    1997                1996
                                                 -------             -------
          Interest paid                       $    5,120          $    5,552
          Interest capitalized                       208                  82

     In conjunction with the acquisition of real estate, the Company acquired the following asset and assumed the following liability amounts:
                                                    1997                1996
                                                 -------             -------
          Purchase of real estate             $   37,498         $    50,793
          Accounts receivable                                            614
          Prepaid expenses and other assets                               68
          Mortgage notes payable                                     (13,308)
          Accrued expenses                        (1,152)             (2,790)
                                                 -------             -------
          Acquisition of real estate          $   36,346          $   35,377
                                                 =======             =======

     In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts:
                                                    1997                1996
                                                 -------             -------
          Disposal of real estate             $    1,510          $   17,421
          Tenant accounts receivable                  18
          Prepaid expenses and other assets            2
          Mortgage notes receivable                                     (935)
          Mortgage notes payable                                      (2,070)
          Accounts payable and accrued
           expenses                                  (55)               (609)
          Gain on disposal of assets                 140
                                                 -------             -------
          Disposition of real estate           $   1,615          $   13,807
                                                 =======             =======
     Conversion of convertible subordinated debentures payable:
                                                    1997                1996
                                                 -------             -------
          Convertible subordinated
           debentures converted                 $  2,325          $    6,544
           127,381 and 358,563 shares
           of common stock issued at
           $18.25 per share, respectively          2,324               6,544
                                                 -------             -------
          Cash disbursed for fractional
           shares                               $      1          $        0
                                                ========          ==========

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

     At June 30, 1997, nine of the properties owned are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006, each for an amount greater than the net book value of the asset. The option to purchase 655 Wheat Lane, Wood Dale, IL, was exercised by the tenant, who purchased the property in June, 1997 for a purchase price of $1.7 million. Management is not currently aware of planned exercises of other such options and believes that any potential exercises would not materially affect the results or prospects of the Company.

7.   SUBSEQUENT EVENTS

     In July, 1997, a 161,000 square foot industrial property in Oakbrook, Illinois was purchased for approximately $5.8 million. The acquisition was funded with an advance on the Company's line of credit. This property will be redeveloped for the eventual location of the Company's corporate offices.

     Since June 30, 1997, an additional $265,000 of convertible subordinated debentures have been converted to 14,520 shares of common stock. As of July 31, 1997, the principal amount of convertible subordinated debentures outstanding is $11,790,000.

8.   PRO FORMA FINANCIAL INFORMATION

     Due to the effect of the May, 1996 refinancing of long term bonds, the July, 1996 public offering, the March, 1997 public offering and subsequent acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the six months ended June 30, 1997 and 1996 is presented as if the 1996 acquisitions of properties, the 1997 acquisitions and dispositions of properties, the May, 1996 bond refinancing, the July, 1996 public offering, the March, 1997 public offering and the corresponding repayment of certain debt had all occurred on January 1, 1996 (or on the date the property first commenced operations with a third-party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offering and related transactions, in fact, occurred at January 1, 1996, or to project results for any future period.

                                                  SIX MONTHS ENDED JUNE 30,
                                                    1997                1996
                                                 -------             -------
                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

    Revenues                                    $ 40,712            $ 33,949
                                              ----------            --------
    Expenses:
       Operating expenses                         14,180              12,219
       General and administrative                  1,442               1,235
       Depreciation and amortization               6,749               5,742
       Interest expense, net                       3,493               3,358
       Amortization of financing costs               395                 599
       Other expense                                 (67)                205
                                              ----------            --------
         Total expenses                           26,192              23,358
                                              ----------            --------
    Net income                                $   14,520            $ 10,591
                                              ==========            ========
    Net income per common share               $     0.76            $   0.57
                                              ==========            ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS - 1997 COMPARED WITH 1996:

GENERAL BACKGROUND

     The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K filed for the fiscal year ended December 31, 1996.

RESULTS OF OPERATIONS

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

     Total revenues in the first six months of 1997 increased by $11.4 million, or 40.5%, over the same period last year. The revenues of the Company are derived primarily from base rents and additional rents from expense reimbursements, pursuant to the terms of tenant leases for occupied space at the warehouse/industrial properties. These properties represent approximately 96% of the gross leasable area of the Company's portfolio as of June 30, 1997.

     Operating and investment revenues increased by $11.9 million in 1997.
     Full period income from properties acquired in 1996 and eight acquisitions in 1997 accounted for most of the increase. Also, mortgage interest income contributed $0.6 million in increased operating and investment revenue from new mortgages receivable acquired in the second half of 1996.

     Equity in net income of affiliate was lower in the first six months of 1997 than for the same period in 1996 due to the lower volume of transactions in the Company's unconsolidated subsidiary.

     Real estate taxes increased $3.0 million, or 58.3%, due to full period expenses for 1996 acquisitions and expenses related to 1997 acquisitions. Property operating and leasing expense, which includes insurance, utilities, repairs and maintenance and property management costs, increased by $1.7 million, or 46%. The majority of the increase, $1.6 million, resulted from full period expenses for 1996 acquisitions and expenses related to 1997 acquisitions. The balance, $0.1 million, was from other operating cost increases throughout the portfolio.

     General and administrative expenses increased by $0.2 million, or 16.8%, due to the growth of the Company, but decreased from 4.4% to 3.6% of revenue.

     Depreciation and other amortization increased by $1.7 million, from $4.9 million in 1996 to $6.6 million in 1997. $1.5 million of the increase is due to the full period of depreciation on acquisitions completed during 1996 and eight acquisitions in 1997, with the balance attributable to building improvements in 1996.

     Interest incurred decreased by $0.3 million over the same period last year due to lower average loan balances and reduced borrowing rates.

     Amortization of financing costs decreased by $0.2 million due to the replacement of secured debt with unsecured debt during the fourth quarter of 1996.

     Other income (expense), generally non-operating items, increased by $0.2 million from the same period last year largely due to a $140,000 gain on the disposition of a property in the second quarter of 1997.

     In 1996, an extraordinary charge of $1.4 million was incurred representing the unamortized balance of deferred costs associated with the initial funding of the Company's 1991 and 1993 tax exempt bonds. The bonds were refunded by issuing new tax exempt and taxable bonds in 1996.

     As a result of the factors described above, net income increased 120.5%, or $7.0 million, from $5.8 million for the first six months of 1996 to $12.8 million for the first six months of 1997. Earnings before interest, income taxes, depreciation and amortization for the six months increased by $4.8 million, from $19.9 million in 1996 to $24.7 million in 1997.

     The Company reviews its operating results by comparing Net Revenue Margin between periods. Net Revenue Margin is calculated by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of operating expenses not recovered by tenant reimbursements. The margin for the first six months of 1997 was 89.8% compared to 88.8% for the first six month of 1996, an increase of 1.0%.

     On a "same-store" basis (comparing the first half year's results of operations of 1997, on a cash basis, of the properties owned at January 1, 1996, with the results of operations of the same properties at June 30,
     1996), the Company recognized a 2.8 % increase in net operating income primarily due to the lease-up of vacant spaces, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30, 1996

     Total revenues for the three months ended June 30, 1997 increased by $5.7 million or 39.3%, over the same period last year. Operating and investment revenues increased by $5.7 million for the same period in 1997. Full period income from properties acquired in 1996 and eight acquisitions in 1997 accounted for most of the increase. In addition, mortgage interest income contributed $0.2 million in increased operating and investment revenue from new mortgages acquired in the second half of 1996.


     Fee income for the three months ended June 30, 1997 increased by $0.4 million over the same period in 1996 due to an assignment fee for one of the Company's development projects.

     Equity in net income of affiliate was lower in the second quarter of 1997 than for the same period in 1996 due to the lower volume of transactions in the Company's unconsolidated subsidiary.

     Real estate taxes increased $1.3 million, or 46.5%, due to full period expenses for 1996 acquisitions and expense related to 1997 acquisitions. Property operating and leasing expenses, which includes insurance, utilities, repairs and maintenance and property management costs, increased by $0.5 million, or 29.1%. The increase resulted from full period expenses for 1996 acquisitions and expenses related to 1997 acquisitions and other operating cost increases throughout the portfolio.

     General and administrative expenses increased by $0.2 million, or 39.0%, due to the growth of the Company, but decreased from 4.0% to 3.9% of revenue.

     Depreciation and other amortization increased by $0.8 million, from $2.5 million in 1996 to $3.3 million in 1997. $0.7 of the increase is due to the full period of depreciation on 1996 acquisitions and expense related to 1997 acquisitions, with the balance attributable to building improvements in 1996.

     Interest incurred decreased by $0.4 million over the same period last year due to lower average loan balances and reduced borrowing rates.

     Amortization of financing costs decreased by $0.1 million due to the replacement of secured debt with unsecured debt during the fourth quarter of 1996.

     Other income (expense), generally non-operating items, increased by $0.3 million from the same period last year largely due to a $140,000 gain on disposition of a property in the second quarter of 1997.

     In 1996, an extraordinary charge of $1.4 million was incurred representing the unamortized balance of deferred costs associated with the initial funding of the Company's 1991 and 1993 tax exempt bonds. The bonds were refunded by issuing new tax exempt and taxable bonds in 1996.

     As a result of the factors described above, net income increased 227.2%, or $4.9 million, from $2.2 million for the second quarter of 1996 to $7.1 million for the second quarter of 1997. Earnings before interest, income taxes, depreciation and amortization for the three months increased by $4.0 million, from $9.0 million in 1996 to $13.0 million in 1997.

     The Company reviews its operating results by comparing Net Revenue Margin between periods. Net Revenue Margin is calculated by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of operating expenses not recovered by tenant reimbursements. The margin for the second quarter of 1997 was 91.3% compared to 88.4% for the second quarter of 1996, an increase of 2.9%.

     On a "same-store" basis (comparing the second quarter results of operations for 1997, on a cash basis, of the properties owned at April 1, 1996, with the results of operations of the same properties for the second quarter of 1996), the Company recognized a 5.4% increase in net operating income primarily due to the lease-up of vacant spaces, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated from Company operations has historically been utilized for working capital purposes and making distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. For the six months ended June 30, 1997, cash flow from operations was $14.9 million. Cash flow during that period and cash on hand was used to pay $15.1 million of distributions.

     Acquisitions, construction in progress, advances to affiliate, increases to mortgage notes receivable, and improvements and additions to properties of approximately $65.5 million for the six months ended June 30,01997 were funded with a net increase in borrowings under the Company's line of credit totaling $52.1 million, repayment of mortgage notes receivable of $4.8 million, and the balance with net proceeds of the public offering of common stock.

     An increase on the line of credit of $2.6 million were used to repay a portion of the Company's mortgage notes payable in March of 1997.

     At June 30, 1997, the Company's debt constitutes approximately 22% of its fully diluted market capitalization. At that date, the Company's fully diluted equity market capitalization was approximately $615 million, and its fully diluted total market capitalization was approximately $769 million. The Company's leverage ratios benefited in the first six months of 1997 from the conversion of approximately $2.3 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 127,381 shares of common stock.

     At June 30, 1997, the Company had outstanding borrowings of approximately $42.6 million under its revolving lines of credit (approximately 6% of the Company's fully diluted market capitalization), with current remaining availability of approximately $92.4 million. As of June 30, 1997, the Company's line of credit consists of a $135 million unsecured credit facility co-led by First Chicago NBD and Lehman Brothers with participating banks including ABN LaSalle, Bank of America, Bank of Boston and NationsBank.

     On March 6, 1997, the Company completed a public offering of 2,250,000 shares of common stock at $31.50 per share. Net proceeds from the offering, after the underwriting discounts, were approximately $66.9 million. The proceeds of the offering were used to repay approximately $58.2 million in borrowings then outstanding under the Company's lines of credit, with the balance of $8.7 million to fund working capital requirements. The public offering left the entire amount of the Company's line of credit available.

     As of June 30, 1997, the Company had a cash balance of $2.0 million. The Company believes that its liquidity is adequate for operations and that positive cash flow from operations, supplemented by proceeds of borrowings under its lines of credit and other financings, will be adequate to fund the Company's acquisition activities and allow distributions to the Company's stockholders in accordance with the requirements for qualification as a REIT.

     In the first six months of 1997, the Company declared distributions of $15.1 million, representing an annualized distribution rate of approximately $1.68 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases and (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases.

                            PART II.  OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

The Registrant held its annual meeting of stockholders on May 15, 1997. The voting results of the annual meeting were as follows:

1. 14,630,806 shares were voted in the election of directors and the following persons received the number of votes set opposite their respective names:

          FOR DIRECTORS            VOTED IN FAVOR           VOTE WITHHELD

          Nicholas C. Babson            14,627,902               32,742
          Martin Barber                 14,631,806               28,838
          Alan D. Feld                  14,630,606               30,038
          John S. Gates, Jr.            14,630,606               30,038
          John J. Kinsella              14,627,302               33,342
          Thomas E. Robinson            14,630,606               30,038
          Robert L. Stovall             14,629,280               31,364

2. In addition to the election of directors, the following matters were approved by the vote of the stockholders at the annual meeting:

     - Ratification of the appointment of Coopers & Lybrand as the Company's independent auditors for the year ending December 31, 1997:

          VOTED IN FAVOR           VOTED AGAINST            ABSTAINED

          14,614,527                    27,302                18,818

     - Approval of charter amendment regarding settlement of transactions on the NYSE:

          VOTED IN FAVOR      VOTED AGAINST       ABSTAINED      NON-VOTE

            14,570,667            29,767           34,643         25,567

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
(a)  The following documents are filed as part of this report:

    (1) Exhibit 3.1 - Amended and Restated Articles of Incorporation

    (2) Exhibit 3.2 - Amended and Restated By-Laws

    (3) Exhibit 11 - Computation of Earnings per Share

    (4) Exhibit 27 - Financial Data Schedule

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CENTERPOINT PROPERTIES CORPORATION
                                   a Maryland corporation


                                   By:  /s/ Paul S. Fisher
                                        _________________________
                                        Paul S. Fisher
                                        Executive Vice President and
                                        Chief Financial Officer
     August 13, 1997                    (Principal Accounting Officer)