Form 10-Q
period 1997-09-30
CENTERPOINT PROPERTIES TRUST
filed 1997-10-24
CIK 912893

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

  ( )  Transition report pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934



                                ---------------------


                            Commission file number 1-12630


                             CENTERPOINT PROPERTIES TRUST



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

Number of Common Shares of Beneficial Interest outstanding as of October 17, 1997; 16,764,713

                            PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                     (UNAUDITED)

                                        ASSETS


                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        1997            1996
                                                                                    -------------    ------------
Assets:
 Investment in real estate:
   Land and leasehold                                                                  $90,411        $72,004
   Buildings                                                                           357,868        284,626
   Building improvements                                                                60,119         43,583
   Furniture, fixtures, and equipment                                                   12,983         10,429
   Construction in progress                                                             17,332         18,392
                                                                                      --------       --------
                                                                                       538,713        429,034
   Less accumulated depreciation and amortization                                       40,406         30,206
                                                                                      --------       --------
    Net investment in real estate                                                      498,307        398,828

 Cash and cash equivalents                                                              13,866          1,070
 Restricted cash and cash equivalents                                                   40,279            977
 Tenant accounts receivable, net                                                        14,071         10,193
 Mortgage notes receivable                                                              19,584         22,665
 Investment in and advances to affiliate                                                32,957          9,673
 Prepaid expenses and other assets                                                       4,647          3,630
 Deferred expenses, net                                                                  5,611          4,170
                                                                                      --------       --------
                                                                                      $629,322       $451,206
                                                                                      --------       --------
                                                                                      --------       --------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable                                                             $166,865       $114,451
   Line of credit                                                                      103,250         46,100
   Convertible subordinated debentures payable                                          11,790         14,380
   Notes payable                                                                            83          2,418
   Accounts payable                                                                     11,315          4,130
   Accrued expenses                                                                     17,171         17,914
   Rents received in advance and security deposits                                       4,196          3,699
                                                                                      --------       --------
                                                                                       314,670        203,092
                                                                                      --------       --------
Commitments and contingencies

Shareholders' equity:
  Preferred shares of beneficial interest, $.001 par value,  10,000,000 shares authorized; none issued and outstanding
  Common shares of beneficial interest, $.001 par value, 47,727,273 shares
    authorized; 16,762,713 and 14,333,231 issued and outstanding, respectively              17             14
  Class B common shares of beneficial interest, $.001 par value,
    2,272,727 shares authorized; 2,272,727 issued and outstanding                            2              2
  Additional paid-in-capital                                                           346,377        276,142
  Retained earnings (deficit)                                                          (31,241)       (27,726)
  Unearned compensation - restricted stock                                                (503)          (318)
                                                                                      --------       --------
    Total shareholders' equity                                                         314,652        248,114
                                                                                      --------       --------
                                                                                      $629,322       $451,206
                                                                                      --------       --------
                                                                                      --------       --------




     The accompanying notes are an integral part of these consolidated financial statements.

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)
                                     (UNAUDITED)



                                               THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------    -------------------------------
                                                      1997          1996                 1997           1996
                                                    --------      --------             --------       --------
Revenue:
  Operating and investment revenue:
    Minimum rents                                   $14,544       $ 10,647             $40,856        $29,964
    Straight-line rents                                 567            521               1,854          1,290
    Expense reimbursements                            4,283          2,869              13,658          8,499
    Mortgage interest income                            446            508               1,626          1,008
                                                   --------       --------            --------       --------

    Total operating and investment revenue           19,840         14,545              57,994         40,761
                                                   --------       --------            --------       --------

  Other Revenue:
    Real estate fee income                              455          1,241               2,069          2,773
    Equity in net income of affiliate                 1,264            (99)              1,356            533
                                                   --------       --------            --------       --------

    Total other revenue                               1,719          1,142               3,425          3,306
                                                   --------       --------            --------       --------

    Total revenue                                    21,559         15,687              61,419         44,067
                                                   --------       --------            --------       --------

Expenses:
  Real estate taxes                                   4,187          3,036              12,554          8,323
  Property operating and leasing                      2,847          1,930               8,294          5,645
  General and administrative                            783            420               2,225          1,655
  Depreciation and amortization                       4,179          2,660              10,767          7,572
  Interest expense:
    Interest incurred, net                            2,687          2,018               7,559          7,204
    Amortization of deferred financing costs            193            293                 589            892
                                                   --------       --------            --------       --------

    Total expenses                                   14,876         10,357              41,988         31,291
                                                   --------       --------            --------       --------

    Operating income                                  6,683          5,330              19,431         12,776

Other income(expense), net                               59             28                126            (177)
                                                   --------       --------            --------       --------

Income before extraordinary item                      6,742          5,358              19,557         12,599

Extraordinary item, early extinguishment of debt                                                       (1,430)
                                                   --------       --------            --------       --------

Net income                                         $  6,742       $  5,358            $ 19,557       $ 11,169
                                                   --------       --------            --------       --------
                                                   --------       --------            --------       --------


Income before extraordinary item per share            $0.35          $0.32               $1.04          $0.88
Extraordinary item per share                                                                            (0.10)
                                                   --------       --------            --------       --------
Net income per share                                  $0.35          $0.32               $1.04          $0.78
                                                   --------       --------            --------       --------
                                                   --------       --------            --------       --------

Distributions per share                              $0.420         $0.405              $1.260         $1.215
                                                   --------       --------            --------       --------
                                                   --------       --------            --------       --------







     The accompanying notes are an integral part of these consolidated financial statements.

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                         1997           1996
                                                                       --------       --------
Cash flows from operating activities:
 Net income                                                            $ 19,557       $ 11,169
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Extraordinary item-early extinguishment of debt                                        1,430
  Bad debts                                                                 175
  Depreciation                                                           10,159          7,277
  Amortization of deferred financing costs                                  589            892
  Other amortization                                                        608            295
  Incentive stock awards                                                    265             91
  Interest on converted debentures                                           10             73
  Equity in net income of affiliate                                      (1,356)          (533)
  Gain on disposal of real estate                                          (140)
  Net changes in:
    Tenant accounts receivable                                           (4,236)        (1,370)
    Prepaid expenses and other assets                                       495          1,331
    Rents received in advance and security deposits                         276            115
    Accounts payable and accrued expenses                                (2,881)        (3,054)
                                                                       --------       --------
 Net cash provided by operating activities                               23,521         17,716
                                                                       --------       --------

Cash flows from investing activities:
 Change in restricted cash and cash equivalents                         (39,302)        (7,957)
 Acquisition of real estate                                             (59,552)       (58,711)
 Additions to construction in progress                                  (22,952)
 Improvements and additions to properties                               (19,729)       (13,479)
 Disposition of real estate                                               2,297         19,187
 Change in deposits on acquisitions                                      (1,361)           165
 Issuance of mortgage notes receivable                                   (7,237)        (6,609)
 Repayment of mortgage notes receivable                                   5,669
 Investment in and advances to affiliate                                (17,278)          (619)
 Receivable from affiliates and employees                                    56              9
 Addition to deferred expenses                                           (2,768)        (1,819)
                                                                       --------       --------
Net cash used in investing activities                                  (162,157)       (69,833)
                                                                       --------       --------

Cash flows from financing activities:
 Proceeds from sale of common shares of beneficial interest              71,325         82,120
 Offering costs paid                                                     (4,050)        (1,967)
 Proceeds from issuance of mortgage notes payable                        55,000         28,643
 Proceeds from issuance of line of credit                               129,350
 Proceeds from issuance of notes payable                                                   250
 Repayments of mortgage notes payable                                    (2,586)       (25,464)
 Repayments of line of credit                                           (72,200)
 Repayments of notes payable                                             (2,335)           (57)
 Distributions                                                          (23,071)       (22,273)
 Conversion of convertible subordinated debentures payable                   (1)
                                                                       --------       --------
Net cash provided by financing activities                               151,432         61,252
                                                                       --------       --------

Net change in cash and cash equivalents                                  12,796          9,135
Cash and cash equivalents, beginning of the year                          1,070          2,878
                                                                       --------       --------

Cash and cash equivalents, end of period                               $ 13,866       $ 12,013
                                                                       --------       --------
                                                                       --------       --------



     The accompanying notes are an integral part of these consolidated financial statements.

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust (formerly CenterPoint Properties Corporation - see Note 8), a Maryland real estate investment trust, and Subsidiaries (collectively the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 1996, Financial Statements and Notes thereto included in the Company's Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the December 31, 1996, Audited Financial Statements and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 1996, has been derived from the Company's audited Financial Statements.

The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.  COMMON SHARES OF BENEFICIAL INTEREST AND RELATED TRANSACTIONS

    Under the terms of the Company's 1995 Restricted Stock Incentive Plan, adopted in 1995, certain key employees were granted 12,444 restricted shares of the Company's common shares of beneficial interest in March, 1997. Shares were awarded in the name of each of the participants, who have all the rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met.

    Unearned compensation was recorded at the date of award based on the market value of the shares. Unearned compensation, which is shown as a separate component of shareholders' equity, is being amortized to expense over the eight year vesting period.

    Under the terms of the Company's 1995 Director Stock Plan, adopted in 1995, certain directors were granted 1,921 unrestricted shares of the Company's common shares of beneficial interest in May, 1997. Shares were awarded in the name of each of the participants, who have all the rights of other common shareholders.

    Under the terms of Company's 1993 Stock Option Plan, options for 226,769 shares of common shares of beneficial interest were granted to officers and employees in March, 1997 at $31.50 per share and 15,000 shares of common shares of beneficial interest were granted to directors in May, 1997 at $30.625 per share. During the first, second and third quarters of 1997, 8,624, 1,635, and 12,957 options were exercised. During the third quarter, 17,904 options expired due to employee terminations.

    Income per share amounts are based on the weighted average of common and common equivalent (share options) shares of beneficial interest outstanding of 19,377,337 and 16,685,417 for the three months ended September 30, 1997 and 1996, respectively, and 18,818,869 and 14,293,487 for the nine months ended September 30, 1997 and 1996, respectively. The assumed conversion of convertible subordinated debentures into common shares of beneficial interest for purposes of computing fully diluted earnings per share would be anti-dilutive.

    In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 128 (SFAS 128), "Earnings per Share", effective for financial statements issued after December 15, 1997. The Company intends to adopt SFAS 128 in fiscal year 1997. The Company has determined the financial impact to be immaterial for each of the three month periods ended and the nine month periods ended September 30, 1997 and 1996.

    SFAS No. 129, "Disclosure of Information about Capital Structure," was also issued in February 1997 and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial standards of the Company are prepared in accordance with the requirements of SFAS No. 129.

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

    On August 19, 1997, the Company declared a fourth quarter dividend of $0.42 per share to be paid December 1, 1997 to shareholders of record on November 10, 1997.

2.  LONG-TERM DEBT AND LINES OF CREDIT

    On September 8, 1997, the Company completed a $55 million tax-exempt bond financing for the development of the Company's O'Hare Express air freight center. CenterPoint O'Hare, L.L.C. ("CenterPoint O'Hare"), a subsidiary of the Company, is the lessee of approximately 50 acres of land at O'Hare International Airport and is constructing the O'Hare Express Center, a 825,000 square foot air freight forwarding and warehouse complex, anticipated to be constructed in three phases over a three-year period.
    The Company arranged for the tax-exempt financing to complete the remainder of the O'Hare Express Center through the issuance of City of Chicago Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds (CenterPoint O'Hare L.L.C. Project Series 1997) in the principal amount of $55 million with an initial term of 35 years which may be extended under certain circumstances. The cash proceeds from the financing are restricted for use in completion of the project. The tax-exempt bonds were issued at par with an initial variable interest rate of 4% and were credit enhanced by an initial letter of credit issued by The First National Bank of Chicago for an initial term of 5 years. The Company guaranteed CenterPoint O'Hare's obligations under the reimbursement agreement pursuant to which the initial letter of credit was issued. In order to maintain the tax-exempt status of the bonds, the term of the Ground Lease, under which CenterPoint O'Hare leases the approximately 50 acres at O'Hare International Airport from the City of Chicago, was shortened from 60 years to approximately 45 years but provides CenterPoint O'Hare with an option to extend the term for an additional 13 years.

3.  ACQUISITION AND DISPOSITION OF REAL ESTATE

    On January 17, 1997, the Company acquired a fully leased 300,000 square foot industrial property located in Waukegan, Illinois for approximately $6.4 million in a sale/lease-back transaction. The acquisition was funded with an advance from the Company's line of credit of $5.1 million and the balance from working capital. The seller was Outboard Marine Corporation.

    A fully leased 243,000 square foot industrial property located in West
    Allis,

    Wisconsin was purchased on April 3, 1997 for approximately $4.7 million. The property, purchased from individual investors, was funded entirely with an advance from the Company's line of credit.

    The Company acquired an aggregate of 1,664,300 square feet of industrial property during May, 1997. On May 14, 1997, four fully leased buildings totaling 635,300 square feet and located in Bedford Park, Illinois were acquired for approximately $13.8 million from New York Life Insurance
    Company.   A fully leased 21,000 square foot  property located in Downers
    Grove, Illinois was acquired on May 23, 1997 for approximately $1.0 million from LaSalle National Bank, as Trustee. On May 28, 1997, a 1,008,000 square foot property located in Montgomery, Illinois was acquired for approximately $12.3 million from All-Steel, Inc. The transactions were funded with advances from the Company's line of credit totaling of $12.3 million and the balance from working capital.

    On August 28, 1997, a 888,335 square foot warehouse/industrial building, located in Elk Grove Village, Illinois, was purchase from Sears Development Co. The purchase price of approximately $18.0 million was funded with an advance on the Company's line of credit of $16.0 million and the balance was funded from working capital.

    Two industrial/warehouse properties, totaling 254,796 square feet, were purchased during September 1997. On September 3, 1997, a fully leased 80,076 square foot facility in Chicago, Illinois was purchased from Specialty Steel Products, Inc. for approximately $1.7 million funded with working capital. On September 11, 1997, a 174,720 square foot facility in Bedford Park, Illinois was purchased in a sale/lease-back transaction for approximately $3.7 million from Petrie Retail, Inc. The acquisition was funded with a $3.0 advance on the Company's line of credit and the balance was funded from working capital.

    A property, located in Wood Dale, Illinois was sold in June, 1997 for approximately $1.7 million upon the execution of a tenant purchase option.

    In September, 1997, an industrial property located in Alsip, IL was sold in a transaction qualifying as a tax-free exchange under applicable provisions of the Internal Revenue Code. The consideration for the property was approximately $0.7 million. This amount was used to acquire qualified replacement property in the fourth quarter.

4.  MORTGAGE NOTES RECEIVABLE

    In March, 1997, the Company assigned its $4.8 million mortgage note receivable, collateralized by a property in Bedford Park, Illinois, for a net fee of $176,000.

    In September, 1997, a mortgage note receivable of approximately $0.9 million was repaid upon its maturity date.

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


    As of September 30, 1997, the Company had advanced to CRS approximately $30.4 million under a demand loan with an interest rate of 8.125%. The proceeds of the loan were applied towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

    The Company typically purchases development projects upon completion of construction on a turn-key basis or develops the property under guaranteed maximum price contracts, substantially eliminating any construction risk.

6.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

    Supplemental disclosures of cash flow information for nine months ended September 30, 1997 and 1996:
                                                        1997      1996
                                                      --------  --------
       Interest paid                                  $  8,308  $  8,302
       Interest capitalized                                383        82
       Construction loan transferred to affiliate        4,650

    In conjunction with the acquisition of real estate, the Company acquired the following asset and assumed the following liability amounts:
                                                        1997      1996
                                                      --------  --------
       Purchase of real estate                        $ 61,415  $ 75,681
       Accounts receivable                                           614
       Prepaid expenses and other assets                     1       125
       Mortgage notes payable                                    (13,307)
       Rents received in advance and security deposits    (283)
       Accrued expenses                                 (1,581)   (4,402)
                                                      --------  --------
       Acquisition of real estate                     $ 59,552  $ 58,711
                                                      --------  --------
                                                      --------  --------

    In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts:
                                                        1997      1996
                                                      --------  --------
       Disposal of real estate                        $  2,276  $ 22,663
       Tenant accounts receivable                           40       592
       Deferred costs, net                                  44
       Prepaid expenses and other assets                              22
       Mortgage notes receivable                          (100)     (935)
       Mortgage notes payable                                     (2,207)
       Accounts payable and accrued expenses               (79)     (948)
       Rents received in advance and security deposits     (24)
       Gain on disposal of assets                          140
                                                      --------  --------
       Disposition of real estate                     $ 2,297   $ 19,187
                                                      --------  --------
                                                      --------  --------

Conversion of convertible subordinated debentures payable:
                                                             1997      1996
                                                           --------  --------
       Convertible subordinated debentures converted       $  2,590  $  8,654
       141,901 and 474,175 common shares of beneficial
        interest issued at $18.25 per share, respectively     2,589     8,654
                                                           --------  --------
       Cash disbursed for fractional shares                $      1  $      0
                                                           --------  --------
                                                           --------  --------

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

    At September 30, 1997, nine of the properties owned are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006, each for an amount greater than the net book value of the asset. The option to purchase 655 Wheat Lane, Wood Dale, IL, was exercised by the tenant, who purchased the property in June, 1997 for a purchase price of $1.7 million. Management is not currently aware of planned exercises of other such options and believes that any potential exercises would not materially affect the results or prospects of the Company.

8.  SUBSEQUENT EVENTS

    To date, four warehouse/industrial properties have been purchased in October 1997.

    A 1,750,000 square foot facility, located in McCook, Illinois, was purchased from General Motors Corporation on October 2, 1997 in a sale/lease-back transaction. The purchase price of approximately $5.9 million was funded with an advance on the Company's line of credit. On October 9, 1997, a 242,690 square foot fully leased building, located in Bedford Park, Illinois. was purchased for approximately $5.4 million from Sterling Logistics Real Estate Corporation. The acquisition was funded with an advance on the Company's line of credit. A fully leased 41,976 square foot property was purchased on October 15, 1997 for approximately $1.4 million. The property, located in Elk Grove Village, Illinois, was purchased from NBD Trust Company, as Trustee, and was funded with working capital. On October 23, 1997 a 118,041 square foot industrial building located in Romeoville, Illinois was purchased for approximately $2.9 million. The acquisition, purchased from McKesson Corporation in a sale/lease back transaction, was funded with working capital.

    On October 15, 1997, the Company completed a reorganization pursuant to which it converted from a Maryland corporation to a Maryland real estate investment trust by means of a merger of CenterPoint Properties Corporation (the "Corporation") with and into the Company, which prior to the merger was a wholly-owned subsidiary of the Corporation, with the Company as the surviving entity. The reorganization was effected to eliminate the obligation to pay substantial franchise taxes each year in the State of Illinois. Pursuant to a Plan of Reorganization, which was approved by the stockholders of the Corporation at a Special Meeting of Stockholders held on October 1, 1997, each issued and outstanding share of common stock of the corporation, par value $.001 per share (the "Common Stock"), was converted into one common share of beneficial interest in the Company, par value $.001 per share (the "Common Shares"), each outstanding share of Class B common stock of the Corporation was converted into one Class B common share of beneficial interest in the Company; and the outstanding principal amount of the Corporation's 8.22% Convertible Subordinated Debentures due 2004 was assumed by the Company and converted into the same principal amount of 8.22% Convertible Subordinated Debentures due 2004 of the Company (the "Company Debentures"). The Common Shares and the Company Debentures currently trade on the NYSE in the same manner as the Common Stock and debentures of the Corporation, respectively, traded on the NYSE prior to consummation of the merger.

    No convertible subordinated debentures have been converted since September 30, 1997.

9.  PRO FORMA FINANCIAL INFORMATION

    See Part II, OTHER INFORMATION, Item 5 which includes the Company's Pro Forma Condensed Statements of Operations for the nine months ended September 30, 1997 and the year ended December 31, 1996 (Unaudited) along with audited statements of revenue and certain expenses for the year ended December 31, 1996 for The Sears Property and the Bedford Park Properties acquired during 1997.

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

RESULTS OF OPERATIONS

    COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED
SEPTEMBER     30, 1996.

    Total revenues in the first nine months of 1997 increased by $17.4 million, or 39.4%, over the same period last year. The revenues of the Company are derived primarily from base rents and additional rents from expense reimbursements, pursuant to the terms of tenant leases for occupied space at the warehouse/industrial properties. These properties represent approximately 96% of the gross leasable area of the Company's portfolio as of September 30, 1997.

    Operating and investment revenues increased by $17.2 million in 1997. Full period income from properties acquired in 1996 and eleven acquisitions in 1997 accounted for most of the increase. Also, mortgage interest income contributed $0.6 million in increased operating and investment revenue from new mortgages receivable acquired in the second half of 1996.

    Other revenue for the nine months ended September 30, 1997 increased by $0.1 million over the same period in 1996, as the volume of merchant development business, through real estate fee income and equity in net income of affiliate, continues at relatively the same pace as last year.

    Real estate taxes increased $4.2 million, or 50.7%, due to full period expenses for 1996 acquisitions and expenses related to 1997 acquisitions. Full period expenses from 1996 acquisitions and expenses related to 1997 acquisitions account for $1.7 of the $2.6 million increase in property operating and leasing expense. Property operating and leasing expense includes insurance, utilities, repairs and maintenance and property management costs. The balance, $0.9 million, of the increase is due to increased property management costs due to the increase in properties and general expense increases throughout the portfolio, most of which are reimbursed by tenants.

    General and administrative expenses increased by $0.6 million, or 34.4%, due to the growth of the Company and increased corporate costs, but decreased from 3.8% to

    3.6% of revenue.

    Depreciation and other amortization increased by $3.2 million, from $7.6 million in 1996 to $10.8 million in 1997. $2.4 million of the increase is due to the full period of depreciation on acquisitions completed during 1996 and acquisitions to date in 1997, with the balance attributable to building improvements.

    Interest incurred increased by $0.4 million over the same period last year due to increased average loan balances over the previous, but was partially offset by reduced interest rates.

    Amortization of financing costs decreased by $0.3 million due to the replacement of secured debt with unsecured debt during the fourth quarter of 1996.

    Other income (expense), generally non-operating items, increased in income by $0.3 million from the same period last year largely due to a gain on the disposition of a property in 1997, whereas disposition of property in 1996 generated a small loss.

    In 1996, an extraordinary charge of $1.4 million was incurred representing the unamortized balance of deferred costs associated with the initial funding of the Company's 1991 and 1993 tax exempt bonds. The bonds were refunded by issuing new tax exempt and taxable bonds in 1996.

    As a result of the factors described above, net income increased 75.1%, or $8.4 million, from $11.2 million for the first nine months of 1996 to $19.6 million for the first nine months 1997. Earnings before interest, income taxes, depreciation and amortization for the nine months increased by $10.2 million, from $28.3 million in 1996 to $38.5 million in 1997.

    The Company reviews it's operating results by comparing Net Revenue Margin between periods. Net Revenue Margin is calculated by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of operating expenses not recovered by tenant reimbursements. The margin for the first nine months of 1997 was 89.1% compared with 88.2% for the same period last year, an increase of 0.9%.

    On a "same-store" basis (comparing the first nine months results of operations of 1997, on a cash basis, of the properties owned at January 1, 1996, with the results of operations of the same properties at September 30, 1996), the Company recognized a 4.5 % increase in net operating income primarily due to the lease-up of vacant spaces, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996,

    Total revenues for the three months ended September 30, 1997 increased by $5.9 million or 37.4%, over the same period last year. Operating and investment revenues increased by $5.3 million for the same period in 1997. Full period income from properties acquired in 1996 and new acquisitions in 1997 accounted for most of the increase.

    Other revenue for the three months ended September 30, 1997 increased by $0.6 million over the same period in 1996, bringing merchant development business, through real estate fee income and equity in net income of affiliate, in line with the same pace of a year ago.

    Real estate taxes increased $1.2 million, or 37.9%, due to full period expenses for 1996 acquisitions and expense related to 1997 acquisitions. Property operating and leasing expenses, which includes insurance, utilities, repairs and maintenance and property management costs, increased by $0.9 million, or 47.5%. The increase resulted from full period expenses for 1996 acquisitions and expenses related to 1997 acquisitions of $0.5 million and the balance from operating cost increases throughout the portfolio.

    General and administrative expenses increased by $0.4 million, or 86.4%, due to the growth of the Company and increased corporate costs, but continues at 3.6% of revenue as does the year to date expenses, a drop of 0.2% over the same period last year.

    Depreciation and other amortization increased by $1.5 million, from $2.7 million in 1996 to $4.2 million in 1997. $0.9 of the increase is due to the full period of depreciation on 1996 acquisitions and expense related to 1997 acquisitions, with the balance attributable to building improvements over the past year.

    Interest incurred increased by $0.7 million over the same period last year due to an increase in the average loan balance for the quarter over the same quarter last year offset by a reduction in interest rates for the period.

    Amortization of financing costs decreased by $0.1 million due to the replacement of secured debt with unsecured debt during the fourth quarter of 1996.

    As a result of the factors described above, net income increased 25.8%, or $1.4 million, from $5.3 million for the third quarter of 1996 to $6.7 million for the third quarter of 1997. Earnings before interest, income taxes, depreciation and amortization for the three months increased by $3.5 million, from $10.3 million in 1996 to $13.8 million in 1997.

    The Company reviews it's operating results by comparing Net Revenue Margin between periods. Net Revenue Margin is calculated by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of operating expenses not recovered by tenant reimbursements. The margin for the third quarter of 1997 was 88.7% compared to 86.7% for the third quarter of 1996, an increase of 1.0%.

    On a "same-store" basis (comparing the third quarter results of operations for 1997, on a cash basis, of the properties owned at July 1, 1996, with the results of operations of the same properties for the third quarter of
    1996), the Company recognized a 6.4% increase in net operating income primarily due to the lease-up of vacant spaces, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

 LIQUIDITY AND CAPITAL RESOURCES

    Cash flow generated from Company operations has historically been utilized for working capital purposes and making distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. For the nine months ended September 30, 1997, cash flow from operations was $23.5 million. Cash flow during the period was used to pay $23.1 million of distributions.

    Acquisitions, construction in progress, advances to affiliate, increases to mortgage notes receivable, improvements and additions to properties, and additions to deferred expenses of approximately $129.5 million for the nine months ended September 30,1997 were funded with a net increase in borrowings under the Company's line of credit totaling $57.2 million, repayment of mortgage notes receivable of $5.7 million, disposition of real estate of $2.3 million, and the balance with net proceeds of the public offering of common stock.

    At September 30, 1997, the Company's debt constituted approximately 27% of its fully diluted market capitalization. At that date, the Company's fully diluted equity market capitalization was approximately $715 million, and its fully diluted total market capitalization was approximately $985 million. The Company's leverage ratios benefited in the first nine months of 1997 from the conversion of approximately $2.6 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 141,901 shares of common stock.

    At September 30, 1997, the Company had outstanding borrowings of approximately $103.3 million under its revolving lines of credit (approximately 17% of the Company's fully diluted market capitalization), with current remaining availability of approximately $31.7 million. As of September 30, 1997, the Company's line of credit consists of a $135 million unsecured credit facility co-led by First Chicago NBD and Lehman Brothers with participating banks including ABN LaSalle, Bank of America, Dresdner Bank AG and NationsBank. The Company is currently negotiating with its lenders to expand the line of credit to $150 million in the future.

    On September 8, 1997, the Company completed a $55 million tax-exempt bond financing for the development of the Company's O'Hare Express air freight center through the issuance of City of Chicago Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds (CenterPoint O'Hare L.L.C. Project Series 1997) in the principal amount of $55 million with an initial term of 35 years which may be extended under certain circumstances. The tax-exempt bonds were issued at par with an initial variable interest rate of 4% and were credit enhanced by an initial letter of credit issued by The First National Bank of Chicago for an initial term of 5 years.

    Of the net bond proceeds of $53.9 million, $39.8 was invested and restricted for completion of the remainder of the O'Hare Express Center, $6.0 was used to pay down the Company's line of credit and the balance was utilized for working capital.

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

    As of September 30, 1997, the Company had a cash balance of $13.9 million. The Company believes that its liquidity is adequate for operations and that positive cash flow from operations, supplemented by proceeds of borrowings under its lines of credit and other financings, will be adequate to fund the Company's acquisition activities and allow distributions to the Company's stockholders in accordance with the requirements for qualification as a REIT.

    In the first nine months of 1997, the Company declared distributions of $23.1 million, representing an annualized distribution rate of approximately $1.68 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases and (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases.

                             PART II.  OTHER INFORMATION


    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    No matters were submitted to a vote of security-holders in the third quarter.

    ITEM 5:  OTHER INFORMATION

    Between January 17, 1997 and October 9, 1997, the Company acquired thirteen industrial/warehouse properties for an aggregate purchase price in excess of 10% of the total assets of the Company as of December 31, 1996. See Notes 3 and 8 of Notes to Consolidated Financial Statements in this Form 10-Q.

    The following unaudited pro forma financial information and financial statements are filed as part of this report:

         (1) CenterPoint Properties Trust Unaudited Pro Forma Condensed Statements of Operations for the nine months ended September 30, 1997 and the year ended December 31, 1996

         (2) Statement of Combined Revenues and Certain Expenses for the year ended December 31, 1996 for The Bedford Park Properties and independent accountants report

         (3) Statement of Revenues and Certain Expenses for the year ended May 31, 1997 for The Sears Property and independent accountants report

         (4) Statement of Combined Revenues and Certain Expenses for the year ended December 31, 1996 for the 1997 Other Acquisitions (unaudited)

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         (1) Exhibit 10.50 - Documents relating to $55 million City of Chicago Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds (CenterPoint O'Hare, L.L.C. Project) Series 1997

         (2)  Exhibit 11 - Computation of Earnings per Share

         (3)  Exhibit 23 - Consent of independent accountants

         (4)  Exhibit 27 - Financial Data Schedule

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CENTERPOINT PROPERTIES COMPANY
                             a Maryland Company


                             By:  /S/ Paul S. Fisher
                                ----------------------------------------------
                                  Paul S. Fisher
                                  Executive Vice President and
                                  Chief Financial Officer
    October 24, 1997              (Principal Accounting Officer)

                             CENTERPOINT PROPERTIES TRUST
                     PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND THE YEAR
                         ENDED DECEMBER 31, 1996 (UNAUDITED)


These unaudited pro forma Condensed Statements of Operations are presented as if the acquisition of The Sears Property, The Bedford Park Properties and the 1997 Other Acquisitions, the July 2, 1996 offering of common stock, the March 6, 1997 offering of common stock, the acquisition of properties in 1996, and the disposition of certain properties in 1996 and 1997 occurred on January 1, 1996. Such pro forma information is based upon (i) the historical consolidated statements of operations of CenterPoint Properties Trust and Subsidiaries (the "Company"); (ii) the statements of revenues and certain expenses of The Sears Property, The Bedford Park Properties, and the 1997 Other Acquisitions; and
(iii) with respect to the 1996 acquisitions, the adjustments include applicable revenue and certain expense amounts. The required audits of statements of revenues and certain expenses for 1996 acquisitions were included in the Company's Form 8-K/A filed with the Commission on November 27, 1996. Revenues and certain expenses for The Sears Property for the year ended May 31, 1997 are being used to present the 1996 pro forma results of the Company as information for the year ended December 31, 1996 is not available. Management believes that information for the year ended May 31, 1997 is a fair representation of activity for this property based on leases in place. The following should be read in conjunction with the financial statements and notes thereto included elsewhere herein. In the Company's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

These unaudited pro forma Condensed Statements of Operations are not necessarily indicative of what actual results of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor do they purport to represent the results of operations for future periods.

                             CENTERPOINT PROPERTIES TRUST
                          PRO FORMA STATEMENT OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                       (in thousands except for per share data)



                                        CenterPoint    The Sears     The Bedford      1997 Other   Adjustments     Pro Forma
                                       (Historical)     Property    Park Properties  Acquisitions
                                                      (Historical)   (Historical)    (Historical)
                                       ------------   ------------   ------------   ------------   ------------   ------------
Total revenues                           $ 61,419       $  2,312       $  1,738       $  2,095       $ (2,282)(A)   $ 65,282
                                         --------       --------       --------       --------       --------       --------

Expenses:
  Operating expenses, excluding
    depreciation and amortization          20,848            994            710            647           (828)(A)     22,371
  Interest expense, net                     7,559                                                         911(B)       8,470
  General and administrative                2,225                                                                      2,225
  Depreciation and amortization            11,356                                                         695(C)      12,051
  Other (income) expense                     (126)                                                                      (126)
                                         --------       --------       --------       --------       --------       --------

     Total expenses                        41,862            994            710            647            778         44,991
                                         --------       --------       --------       --------       --------       --------

Income before extraordinary item         $ 19,557       $  1,318       $  1,028       $  1,448       $ (3,060)      $ 20,291
                                         --------       --------       --------       --------       --------       --------
                                         --------       --------       --------       --------       --------       --------

Income before extraordinary item
     per share                           $   1.04                                                                   $   1.05
                                         --------                                                                   --------
                                         --------                                                                   --------

                            The accompanying notes are an integral part of the pro forma statement of operations

                             CENTERPOINT PROPERTIES TRUST
                          PRO FORMA STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31, 1996
                       (in thousands except for per share data)



                                        CenterPoint    The Sears     The Bedford      1997 Other   Adjustments     Pro Forma
                                       (Historical)     Property    Park Properties  Acquisitions
                                                      (Historical)   (Historical)    (Historical)
                                       ------------   ------------   ------------   ------------   ------------   ------------

Total revenues                           $ 63,330       $  3,017       $  2,613       $  2,782       $  5,031(D)      $ 76,773
                                         --------       --------       --------       --------       --------       --------

Expenses:
  Operating expenses, excluding
    depreciation and amortization          20,750          1,285          1,018            773          3,424(D)        27,250
  Interest expense, net                     9,865                                                        (918)(B)      8,947
  General and administrative                2,568                                                                      2,568
  Depreciation and amortization            11,775                                                       2,022(C)        13,797
  Other (income) expense                      100                                                                        100
                                         --------       --------       --------       --------       --------       --------

    Total expenses                         45,058          1,285          1,018            773          4,528         52,662
                                         --------       --------       --------       --------       --------       --------

Income before extraordinary item         $ 18,272       $  1,732       $  1,595       $  2,009     $      503       $ 24,111
                                         --------       --------       --------       --------       --------       --------
                                         --------       --------       --------       --------       --------       --------

Income before extraordinary item
    per share                            $   1.22                                                                   $   1.27
                                         --------                                                                   --------
                                         --------                                                                   --------

                            The accompanying notes are an integral part of the pro forma statement of operations

                             CENTERPOINT PROPERTIES TRUST
                      NOTES TO PRO FORMA STATEMENT OF OPERATIONS
                           (in thousands except share data)


(A) Decrease reflects the elimination of revenues and expenses included in the statements of revenue and certain expenses which are also included in the Company's statement of operations since the various dates of acquisition (revenues - $2,063; expenses - $744) plus the elimination of revenues and expenses of the properties disposed of during 1997 (revenues - $219; expenses - $84).

(B) Increase reflects the interest costs associated with the acquisition of the properties (1997 - $1,702; 1996 - $5,372) less the interest savings associated with the disposition of properties during 1997 and 1996 (1997 - $87; 1996 - $275) less the interest costs eliminated from the application of proceeds from the July, 1996 offering of common shares and the March, 1997 offering of common shares (1997 - $704; 1996 - $6,015).

(C) Increase reflects depreciation expense related to the acquisition of properties less the depreciation expenses related to the properties disposed of during 1996 and 1997 (1996 - $1,787; 1997 - $614) plus amortization expense related to the acquisition of properties less the amortization expense related to the properties disposed of during 1996 and 1997 (1996 - $235; 1997 - $81).

(D) Increase reflects the addition of revenues and expenses included in the Company's statements of operations from the properties acquired in 1996 (revenues - $6,857; expenses - $3,807) less the elimination of revenues and expenses for the properties disposed of during 1996 and 1997 (revenues
    - $1,826;  expenses - $383).

(E) Based on 18,818,869 and 15,008,053 historical (19,338,100 and 18,983,053 -
    pro forma) average number of common and common equivalent shares outstanding for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. Conversion of all debentures into common stock would be anti-dilutive.

                             CENTERPOINT PROPERTIES TRUST
                             THE BEDFORD PARK PROPERTIES
                                  TABLE OF CONTENTS



                                                                PAGE(S)

    Report of Independent Accountants                              1


    Combined Statement of Revenues and Certain Expenses
         for the year ended December 31, 1996                      2

    Notes to Combined Statement of Revenues and                   3-4
         Certain Expenses

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees of
CenterPoint Properties Trust

We have audited the combined statement of revenues and certain expenses of The Bedford Park Properties as described in Note 1 for the year ended December 31, 1996. This financial statement is the responsibility of The Bedford Park Properties' management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the Form 10-Q of CenterPoint Properties Trust and is not intended to be a complete presentation of The Bedford Park Properties' revenues and expenses.

In our opinion, the combined financial statement referred to above presents fairly, in all material respects, the revenues and certain expenses of The Bedford Park Properties for the year ended December 31, 1996 in conformity with generally accepted accounting principles.





Chicago, Illinois                                Coopers & Lybrand  L.L.P
September 24, 1997

                             CENTERPOINT PROPERTIES TRUST
                             THE BEDFORD PARK PROPERTIES
                 COMBINED STATEMENT OF REVENUES AND CERTAIN EXPENSES
                         FOR THE YEAR ENDED DECEMBER 31, 1996





    Revenues                                          $ 2,613,374
                                                      -----------

    Expenses:
       Property operating and maintenance                 103,967
       Real estate taxes                                  892,040
       Insurance                                           22,236
                                                      -----------

    Total Expenses                                      1,018,243
                                                      -----------

Revenues in excess of certain expenses                $ 1,595,131
                                                      -----------
                                                      -----------








       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENT.

                             CENTERPOINT PROPERTIES TRUST
                             THE BEDFORD PARK PROPERTIES
                 NOTES TO STATEMENT OF REVENUES AND CERTAIN EXPENSES

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    The Combined Statement of Revenues and Certain Expenses (the "Statement") includes the combined operations of the four Bedford Park Properties, which have been acquired by CenterPoint Properties Trust (the "Trust"). The Trust intends to continue the leasing and management of the properties to prospective and existing tenants. The properties have been acquired in a singular transaction involving unrelated third-parties. A summary of the Bedford Park Properties is as follows:




                                                 APPROXIMATE
                                       DATE      SQUARE FEET     PURCHASE
              LOCATION               ACQUIRED    (UNAUDITED)      PRICE

     6464 W. 51st Street,            5/16/97     209,000        $4,667,000
         Bedford Park, Illinois
     6500 W. 51st Street,            5/16/97     185,000        $4,025,000
         Bedford Park, Illinois
     7447 S. Central Ave.,           5/16/97     118,000        $2,184,000
         Bedford Park, Illinois
     7525 Sayre Ave.,                5/16/97     123,000        $2,929,000
         Bedford Park, Illinois

    BASIS OF PRESENTATION

    The Statement is not representative of the actual operations of the Bedford Park Properties for the periods presented as certain expenses, primarily depreciation and amortization expense, interest expense, management fees and certain corporate expenses, which may not be comparable to the expenses expected to be incurred by the Trust in the proposed future operations of the Bedford Park Properties, have been excluded.

                             CENTERPOINT PROPERTIES TRUST
                             THE BEDFORD PARK PROPERTIES
            NOTES TO STATEMENT OF REVENUES AND CERTAIN EXPENSES, CONTINUED


1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
    CONTINUED

    REVENUE RECOGNITION

    Certain leases of the Bedford Park Properties provide for tenant occupancy during periods for which no rent is due or when minimum lease payments increase over the term of the lease. Rental revenues for the full period of occupancy are recorded on a straight-line basis over the lives of the leases.

    Recoveries from tenants for taxes, insurance and other property operating expenses are recognized as revenues in the period the applicable costs are incurred.

    ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Actual results could differ from those estimates.


2.  FUTURE RENTAL REVENUES

    Under noncancelable operating lease agreements in effect as of December 31, 1996, tenants are committed to pay, in the aggregate, the following minimum base lease rentals:


              YEARS ENDING

              1997                               $1,386,000
              1998                                1,159,000
              1999                                1,033,000
              2000                                  459,000
                                                 ----------

                                  Totals         $4,037,000
                                                 ----------
                                                 ----------

                             CENTERPOINT PROPERTIES TRUST
                                  THE SEARS PROPERTY
                                  TABLE OF CONTENTS



                                                                PAGE(S)

    Report of Independent Accountants                              1


    Statement of Revenues and Certain Expenses
    for the year ended May 31, 1997                                2

    Notes to Statement of Revenues and                            3-4
         Certain Expenses

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees of
CenterPoint Properties Trust

We have audited the statement of revenues and certain expenses of The Sears Property as described in Note 1 for the year ended May 31, 1997. This financial statement is the responsibility of The Sears Property's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the Form 10-Q of CenterPoint Properties Trust and is not intended to be a complete presentation of The Sears Property's revenues and expenses.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the revenues and certain expenses of The Sears Property for the year ended May 31, 1997 in conformity with generally accepted accounting principles.





Chicago, Illinois                                Coopers & Lybrand L.L.P.
October 21, 1997

                             CENTERPOINT PROPERTIES TRUST
                                  THE SEARS PROPERTY
                      STATEMENT OF REVENUES AND CERTAIN EXPENSES
                           FOR THE YEAR ENDED MAY 31, 1997





    Revenues                                            $3,016,658
                                                        ----------

    Expenses:
       Property operating and maintenance                  804,199
       Real estate taxes                                   422,498
       Insurance                                            58,088
                                                        ----------


          Total Expenses                                 1,284,785
                                                        ----------

    Revenues in excess of certain expenses              $1,731,873
                                                        ----------
                                                        ----------






       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENT.

                             CENTERPOINT PROPERTIES TRUST
                                  THE SEARS PROPERTY
                 NOTES TO STATEMENT OF REVENUES AND CERTAIN EXPENSES


1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    The Statement of Revenues and Certain Expenses (the "Statement") includes the operations of The Sears Property, which was acquired by CenterPoint Properties Trust (the "Trust") from the Sears Development Company on August 28, 1997 for approximately $18 million. The property is located at 2525 Busse Highway in Elk Grove Village, Illinois and consists of approximately 888,000 square feet (unaudited). The Trust intends to continue the leasing and management of the property to prospective and existing tenants. The property was acquired in a singular transaction involving an unrelated third-party.

    BASIS OF PRESENTATION

    The Statement is not representative of the actual operations of The Sears Property for the period presented as certain expenses, primarily depreciation and amortization expense, interest expense, management fees and certain corporate expenses, which may not be comparable to the expenses expected to be incurred by the Trust in the proposed future operations of The Sears Property, have been excluded.

                             CENTERPOINT PROPERTIES TRUST
                                  THE SEARS PROPERTY
            NOTES TO STATEMENT OF REVENUES AND CERTAIN EXPENSES, CONTINUED


1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
    CONTINUED

    REVENUE RECOGNITION

    Certain leases of The Sears Property provide for tenant occupancy during periods for which no rent is due or when minimum lease payments increase over the term of the lease. Rental revenues for the full period of occupancy are recorded on a straight-line basis over the lives of the leases.

    Recoveries from tenants for taxes, insurance and other property operating expenses are recognized as revenues in the period the applicable costs are incurred.

    ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Actual results could differ from those estimates.

2.  FUTURE RENTAL REVENUES

    Under noncancelable operating lease agreements in effect as of May 31, 1997, tenants are committed to pay, in the aggregate, the following minimum base lease rentals:


              YEARS ENDING
              Remainder of 1997                       $1,268,000
              1998                                     2,128,000
              1999                                     2,162,000
              2000                                     2,071,000
              2001                                     1,296,000
              2002                                     1,249,000
              Thereafter                               1,880,000
                                                     -----------

                                       Totals
                                                     $12,054,000
                                                     -----------
                                                     -----------

                               1997 OTHER ACQUISITIONS
                     CONDENSED HISTORICAL STATEMENTS OF REVENUES
                                 AND CERTAIN EXPENSES


The Combined Statement of Revenues and Certain Expenses as shown below, present the summarized results of operations of 4 of the 15 properties acquired by CenterPoint Properties Trust and Subsidiaries (the "Company") during the period January 1, 1997 through October 24, 1997 (the "1997 Other Acquisitions"). These statements are exclusive of 5 properties (The Sears Property, and The Bedford Park Properties) acquired by the Company, which have been audited and are reported in Item 5 of this form 10-Q, dated October 24, 1997 and 6 properties with no prior operating history.

The 1997 Other Acquisitions were acquired for an aggregate purchase price of approximately $23.8 million, have an aggregate gross leasable area of 1,535,666 square feet and were 86% leased as of September 30, 1997. A description of each property is included in either Notes 3 or 8 of Notes to Consolidated Financial Statements in this Form 10-Q.

                                For the Nine Months Ended    For the Year Ended
                                   September 30, 1997        December 31, 1996
                                      (Unaudited)               (Unaudited)
                                      -----------               -----------

Revenues                               $   2,095                 $   2,782

Property Operating Expenses
excluding Depreciation and
Amortization                                 647                       773
                                       ---------                 ---------

Revenues in excess of certain expenses $   1,448                 $   2,009
                                       ---------                 ---------
                                       ---------                 ---------