Form 10-K
period 1997-12-31
CENTERPOINT PROPERTIES TRUST
filed 1998-03-20
CIK 912893

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended  DECEMBER 31, 1997  or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ______________ to _______________

                      Commission file number      1-12630
                                             -----------------

                            CENTERPOINT PROPERTIES TRUST
         ------------------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)

            MARYLAND                                  36-3910279
--------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

401 North Michigan Avenue, Suite 3000, Chicago, Illinois              60611
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code:(312) 346-5600
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class           Name of Each Exchange on Which Registered
     -------------------           -----------------------------------------
Common Shares of Beneficial                  New York Stock Exchange
Interest, par value $.001
8.22% Convertible Subordinated               New York Stock Exchange
Debentures due 2004
8.48% Series A Preferred Shares              New York Stock Exchange
of Beneficial Interest, par value
$.001

Securities registered pursuant to Section 12(g) of the Act:

                                        None
              -------------------------------------------------------
                                  (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

As of March 12, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $502,172,731 (based on 14,962,316 shares held by non-affiliates and computed by reference to the reported closing price).

The registrant had 16,923,565 common shares of beneficial interest, $.001 par value, outstanding as of March 12, 1998.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of Common Stock and Debenture Prospectuses of the registrant, dated December 3, 1993, and a Common Stock Prospectus of the registrant, dated January 19, 1995, each filed pursuant to Rule 424 under the Securities Act of 1933, as amended, portions of the Registration Statement on Form S-3 dated January 6, 1997, portions of the registrant's Form 10-Q for the quarter ended September 30, 1995, portions of the 10-K for the year ended December 31, 1995, portions of the 10-Q for quarter ended September 30, 1996 , portions of the Form 10-K for the year ended December 31, 1996, portions of the Form S-4 dated August 13, 1997 and Pre-Effective Amendment No. 1 to the S-4dated August 28, 1997, portions of the Form 8-A dated November 5, 1997 and portions of the Form 10-Q for the quarter ended September 30, 1997 are incorporated by reference into Part IV of this Annual Report on Form 10-K. A portion of the registrant's definitive proxy statement is incorporated by reference into
Part III of this Annual Report on Form 10-K.

                                 TABLE OF CONTENTS


                                     PART I                                 Page
                                                                            ----

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .22

Item 4.   Submission of Certain Items to a Vote of Security Holders. . . . . .22

                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Matters. . . . . .23

Item 6.   Selected Historical Financial Data . . . . . . . . . . . . . . . . .24

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .26

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . .32

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . .32

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . .33

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .33

Item 12.  Security Ownership of Certain Beneficial Owners and Management . . .33

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . .33

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . .34

                                        PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but are not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT and the potential adverse impact of market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities.

ITEM 1.   BUSINESS.

THE COMPANY

     CenterPoint Properties Trust (the "Company") is a fully integrated real estate investment trust focused on the acquisition, development, redevelopment, management and ownership of warehouse/industrial property located in Greater Chicago (defined as the area within a 150-mile radius of Chicago, including Milwaukee, Wisconsin and South Bend, Indiana), which, according to a ranking of markets published by Torto Wheaton Research and information published by CB Commercial, totals approximately 1.2 billion square feet, making it the largest warehouse/industrial market in the United States. The Company's investment and management portfolio currently consists of 95 warehouse/industrial properties containing approximately 22.1 million square feet (see the table of warehouse/industrial properties beginning on p. 14). The Company also owns and manages three retail properties, one parking lot and one apartment property, holds mortgages on two warehouse/industrial properties, and is developing eight build-to-suit projects. The Company's total investment and management portfolio, including the non-industrial properties, mortgage investments and build-to-suit projects, is approximately 25 million square feet. Based on published statistics regarding square feet of space owned and managed by other firms and publicly available information filed with the Securities and Exchange Commission, as well as its knowledge and experience in the market, the Company believes it is the largest owner and operator of warehouse/industrial property in Greater Chicago. As of December 31, 1997, the Company's properties were 97% leased, excluding properties which are currently being redeveloped and not leasable. The warehouse/industrial properties are occupied by 178 tenants in diverse industries. No tenant accounts for the lease of more than 5% of the Company's total revenues. Substantially all of the Company's properties have been constructed or renovated during the past ten years.

INVESTMENT OBJECTIVES AND BUSINESS POLICIES

     The Company's objective is to maximize shareholder value by pursuing a business strategy focused on investment and ownership of warehouse/industrial properties in Greater Chicago and a growth strategy consisting of (i) intensive management of its existing properties and (ii) the acquisition of existing leased warehouse/industrial properties, build-to-suit projects and properties suitable for redevelopment; and (iii) development of buildings for purchase by tenants or institutions generating fee income for the Company.

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

     GREATER CHICAGO. The Company believes that Greater Chicago offers significant opportunities for investment in and ownership of warehouse/industrial property for the following reasons:

     - ECONOMIC CHARACTERISTICS AND GROWTH. Greater Chicago is the nation's largest warehouse/industrial market, with a diverse tenant base that lessens cyclical risk and a central continental location and transportation infrastructure that support continued growth. Greater Chicago is currently enjoying very favorable trends in growth, business investment, utilization and employment, which have resulted in increased space demand and increasing rents. Although the Company believes it is the largest owner and operator of warehouse/industrial property in Greater Chicago, its properties represented less than 2% of the market (based on square footage) as of December 31, 1997, allowing substantial opportunities for future growth through acquisitions.

     - MANAGEMENT EXPERIENCE. The Company's executive officers and the vice chairman together have over 100 years of combined real estate experience, primarily in warehouse/industrial properties located in Greater Chicago. Since 1977, they have completed approximately 300 industrial or commercial real estate projects aggregating over approximately 30 million square feet. This experience creates numerous opportunities for acquisitions, redevelopments and build-to-suits because of management's long-standing relationships with tenants and brokers within Greater Chicago. Management's market knowledge enables the Company to rapidly evaluate and respond to investment and leasing transactions and to actively create such opportunities.

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

     To develop its tenant franchise, the Company provides a variety of tenant services, including providing high quality, attractive space; promptly and fairly attending to tenant building or billing concerns; obtaining the lowest possible utility, insurance and real estate tax charges; responding rapidly to expansion or space reconfiguration requests; and assisting tenants in meeting their capital equipment needs. The Company views tenant service as a key factor in its business and has established tenant satisfaction as one of its primary corporate goals and a principal measure in the Company's incentive pay program for employees.

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

     The Company's own staff is responsible for managing the Company's entire real estate portfolio. The Company currently staffs eight management regions, each serving a particular segment of Greater Chicago, and each staffed with a team consisting of a regional manager, an assistant manager and accounting support personnel. Each team is responsible for all aspects of the management and leasing of its assigned properties. The Company intends to establish additional regional offices as the size of its portfolio increases.

     To motivate employees to provide the highest level of tenant service, the Company has established a pay-for-performance compensation plan under which the incentive pay of each participating employee depends in part on the results of an annual tenant satisfaction survey administered by the Company's independent directors. Employee incentive pay is also dependent on the achievement of targeted portfolio occupancy and targeted per share funds from operations, each of which the Company believes is enhanced by tenant service.

     VALUE-ADDED INVESTMENTS. The Company seeks to acquire warehouse/industrial properties that have an initial cash yield greater than the Company's cost of capital (currently estimated to be less than 10.0%), that offer the best opportunity for cash flow growth and that meet the Company's investment criteria. The Company focuses on three types of transactions to which it can add value through the application of its development, management, construction, marketing and financial expertise. These transactions include the acquisition of: (i) existing leased properties, (ii) build-to-suit projects and
(iii) older, economically viable properties that can be redeveloped. A table of the Company's warehouse/industrial properties with a description of each investment type is set forth beginning on page 14 hereof.

     - EXISTING LEASED PROPERTIES. The Company focuses primarily on warehouse/industrial properties and build-to-suits with purchase prices ranging between $3 million and $6 million, which management believes are too small to be efficiently acquired on an individual basis by most institutions. As a public company with significant access to capital, including its lines of credit, the Company believes that it will continue to be able to take advantage of numerous acquisition opportunities in this price range.

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

     - REDEVELOPMENT PROPERTIES. The Company seeks to acquire certain warehouse/industrial properties for redevelopment, subdivision and re-leasing. Such properties are generally larger than the leased properties and build-to-suits acquired by the Company and typically involve significant reconfiguration and redevelopment expense prior to re-leasing. Competition for these properties is limited because, in management's experience, institutional investors generally lack redevelopment capability and prefer to invest in new leased product and because smaller privately held firms typically lack the capital necessary to engage in redevelopments. Management intends to acquire for redevelopment only properties with sufficient existing cash flow or expected cash flow from pre-leasing to cover the capital cost of the Company's initial investment. Redevelopment projects will be acquired only if the Company determines that underlying tenant demand exists to complete the leasing of any vacant space at favorable rates, that a substantial rent advantage can be secured through lower property acquisition cost and that the anticipated increase in Company cash flow justifies associated project risks.

     - REDEPLOYMENT OF CAPITAL. The Company seeks, where possible, to sell properties in transactions intended to qualify as tax-free exchanges under applicable provisions of the Internal Revenue Code and redeploy the proceeds of such sales in properties with higher yielding opportunities where the Company believes significant value can be added.

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

     OTHER TENANT SERVICES. The Company, through its unconsolidated subsidiary, CenterPoint Realty Services, also seeks to provide value-added services by the development of assets for purchase and by making various commodities and services available to tenants.

     The Company develops assets for purchase by tenants and institutions for which the Company earns fees. Typically, these transactions have yields below the Company's investment return hurdle, but offer substantial profit opportunities relative to the level of required capital and management time. The Company is afforded these opportunities as a consequence of the size of its existing portfolio and its market penetration. The Company's fee development business has been, and is expected to continue to be, a recurring source of revenue.

     In addition, the Company continues to explore various avenues to provide tenants with additional services, including providing equipment leasing services through joint ventures with capital equipment providers, obtaining cooperative energy purchases for tenants and making other commodities and services available to tenants. By providing value-added services to its tenants, the Company enhances its brand name and further develops its franchise.

THE COMPANY'S MARKET AREA:  GREATER CHICAGO

     The Company's target market is Greater Chicago (the region within a 150-mile radius of the City of Chicago, including Milwaukee, Wisconsin and South Bend, Indiana), although the Company may in certain instances consider the development of warehouse/industrial properties in other areas (for example, a readily salable building, fully-leased to a creditworthy tenant). Greater Chicago lies at the center of one of the nation's principal population and production regions and, as a consequence, has become a major warehouse/industrial market. Management believes that the size, location, transportation and demographic advantages, tenant diversity, favorable growth trends and real estate market conditions of its target market will support continued leasing and acquisition activity, enhancing the Company's growth in per share distributable cash flow.

     Besides market activity from in-migration and firm expansion, a consistently high level of industrial real estate activity results from the changing space needs of individual industries and because different industries move in different cycles. The Greater Chicago region's continuous activity enables the Company to produce consistently high cash flow because the Company invests in and operates "generic" real estate, suitable for multiple industries, and the Company is highly skilled in "value-added" investing, acquiring and re-adapting space for disparate uses.

     LOCATION, TRANSPORTATION AND DEMOGRAPHIC ADVANTAGES

     Greater Chicago encompasses over 1.2 billion square feet of warehouse/industrial property, making the area the largest warehouse/industrial market in the United States. The Greater Chicago market is comprised of 19 discreet geographic submarkets, many of which would independently rank among the nation's largest (Source: Torto Wheaton Research) and in most of which the Company owns warehouse/industrial properties. The area has achieved its prominence as a manufacturing and distribution center as a result of its central continental location and extensive air, roadway, rail and water transportation infrastructure connecting the Greater Chicago area with a contiguous 13-state region consisting of Illinois, Wisconsin, Michigan, Ohio, Pennsylvania, West Virginia, Tennessee, Kentucky, Indiana, Missouri, Iowa, Nebraska and Minnesota.

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

     ECONOMIC AND EMPLOYMENT TRENDS

     Current manufacturing, productivity, business investment, capacity utilization, and employment trends in the Midwest region of the U.S. and in Greater Chicago are positive. The Midwest Manufacturing Index for the Midwest region, as published by the Federal Reserve Bank of Chicago, has been steadily expanding since 1991. The Midwest region has also recorded increases in manufacturing and wholesale employment and has exceeded the rates of growth of the United States as a whole. Management believes that these trends are favorable indicators of growth in the warehouse/industrial property market. The Greater Chicago area is the largest job market in the nation.

     WAREHOUSE/INDUSTRIAL DEMAND AND SUPPLY

     Historically, occupancy rates in Greater Chicago have demonstrated a high degree of stability. Over the last seventeen years, occupancy rates for the Greater Chicago region have exceeded the national average by 1.45%, with an average occupancy rate of nearly 94% (Source: CBC/Torto Wheaton Research). The region's annual absorption from 1994 to 1997 averaged approximately 40 million square feet (Source: CB Commercial).

     During 1997, Greater Chicago's industrial property market added 13.1 million square feet, and gross regional absorption was approximately 45 million square feet. According to CB Commercial, in the fourth quarter of 1997 the overall nominal industrial vacancy rate in the Greater Chicago area was 6.9%, an increase of 30 basis points from the third quarter. However, the effective vacancy rate (net of obsolete and environmentally tainted properties) remained less than 5% overall. This increase in vacancy was primarily due to speculative construction in two Illinois submarkets which the Company has consistently avoided based on its prediction of a demand/supply imbalance in those submarkets.

TRANSACTIONS DURING 1997

     During 1997, the Company accomplished the following:

     1997 ACQUISITIONS AND DISPOSITIONS

     During 1997, the Company acquired or completed development of 27 warehouse/industrial properties totaling 8.7 million square feet at a total cost of approximately $190.6 million, including the acquisition of a 1.75 million square foot facility in McCook, Illinois from General Motors, the largest single acquisition in the history of the Chicago industrial property market, a 1.1 million square foot facility in Aurora, Illinois, an 888,335 square foot facility in Elk Grove, Village, Illinois and an 812,000 square foot build-to-suit warehouse in Granite City, Illinois for the Dial Corporation, the largest development of any type begun in the State of Illinois in 1997. Also in 1997, the Company disposed of two warehouse/industrial properties and one office building totaling approximately 201,318 square feet for approximately $12.6 million.

     1997 Securities Offerings

     - On March 6, 1997, the Company completed a public offering of 2,250,000 common shares at $31.50 per share under a shelf registration statement. Net proceeds from the offering after the underwriting discounts and other offering costs were approximately $66.8 million. The proceeds of the offering were used to repay approximately $58.2 million outstanding under the Company's unsecured revolving line of credit co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc. with the balance of $8.6 million to fund investments.

     - On November 10, 1997, the Company completed a public offering of 3,000,000 8.48% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, Liquidation Preference $25.00 per share, at $25.00 per share, under the Company's shelf registration statement, as amended, which was declared effective on October 23, 1997. Net proceeds from the offering after underwriting discounts were approximately $72.7 million. All of the proceeds from the offering were used to repay amounts outstanding under the Company's unsecured revolving credit facility co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc.

     1997 FINANCINGS

     - On September 18, 1997, the Company completed a $55 million tax-exempt bond financing for the development of the Company's O'Hare Express air freight center. The complex is a 825,000 square foot air freight forwarding and warehouse facility, anticipated to be constructed in three phases over a three-year period by CenterPoint O'Hare L.L.C., a subsidiary of the Company. The unsecured bonds were issued at par, bearing an initial interest rate of 4%.

     - On November 13, 1997, the Company amended its existing unsecured revolving credit facility co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc. to, among other things, increase the principal amount available under the line from $135 million to $150 million and provide the Company with a competitive bid option under the line. The interest rate on borrowings under the unsecured credit facility adjusts based on the Company's senior debt ratings. The current interest rate is LIBOR plus 80 basis points for LIBOR borrowings and prime rate for other borrowings.

     REORGANIZATION

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

EMPLOYEES

     At March 1, 1998, the Company had 125 full-time and 30 part-time employees. Of the full-time employees, 107 are involved with property management, operations, leasing and acquisition activities, 8 are involved with general financial administration, financing services, reporting and acquisition analysis, and 10 are clerical workers. All property management activities are currently provided by the Company's employees. The Company does not intend to enter into any agreement with any entity or person relating to such services. However, the Company's Declaration of Trust does not contain any prohibition on the use of third parties to perform such services, and such services may therefore be performed by third parties in the future.

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

     To the extent the Company in the future may incur hazardous substance response costs in connection with any of its properties, the Company may seek to recover such costs from responsible parties under CERCLA. Costs recoverable under CERCLA must be incurred in a manner consistent with the National Contingency Plan. The National Contingency Plan establishes a procedure whereby contaminated properties may be identified and, if necessary, remediated. If remediation is conducted in the appropriate manner, the costs that may be recovered include but may not be limited to funds expended to investigate and to remediate hazardous substance releases. Costs associated with any such environmental activity may be substantial.

     All of the Company's existing properties have been, and all properties the Company may acquire in the future will be, subjected to an ASTM Phase I and or similar environmental assessment. The purpose of a Phase I environmental assessment is to determine if past and present uses of a property indicate the potential for soil or groundwater contamination or if other environmental conditions might affect the value of or future uses of the property. Phase I environmental assessments generally include the following: visual inspection of environmental conditions at and around the property; review of available land use records; interviews with the property representatives; examination of publicly available information from environmental agencies; and a walk through survey for suspected asbestos containing or other toxic materials. Where a Phase I environmental assessment of a property indicates a need for further investigation, the Company commissions a more detailed Phase II environmental assessment.

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

          2. The former owner/operator of one property, 1700 West Hawthorne Lane, West Chicago, Illinois, has removed various underground and above-ground storage tanks and performed remediation of releases from these tanks where necessary. Closure reports have been or are being submitted by the former owner/operator for each tank removal. The Company expects to receive Illinois Environmental Protection Agency ("IEPA") closure certification for each tank from the former owner/operator in due course.

          3. The former owner/operator of one property, the Allsteel facility in Montgomery, Illinois, has closed seven underground storage tanks associated with former operations and is currently remediating solvent-contaminated soil and groundwater. The IEPA is supervising the remedial activities, and the Company expects to receive a No Further Remediation letter from the IEPA once the remediation is complete. The Company does not expect to incur any remediation costs in connection with this property because both the former owner/operator and the former owner/operator's parent company have agreed to (1) perform the remediation, and (2) indemnify the Company against any losses.

          4. The Company is currently remediating one property located at 5700 West Touhy in Niles, Illinois. This property has limited petroleum and metals contamination associated with the manufacturing and storage activities of the prior owner. The IEPA is supervising the remedial activities, and the Company expects to receive a No Further Remediation letter from the IEPA once the remediation is complete.

          5. Certain of the properties are in the vicinity of properties that contain or have contained storage tanks or on which hazardous substances or petroleum products have been or may in the future be used or stored. Based on the Phase I and, in some cases, additional environmental assessments conducted with respect to its properties, the Company is not aware that these conditions have had, and believes it unlikely that these conditions will have, any adverse effect on its properties. Should there be any adverse effect requiring response by the Company, the Company believes that it may be able to recover its response costs from the responsible parties.

          6. Limited quantities of asbestos containing materials ("ACM") are present in various building materials at many of the Company's properties. The ACM present at the properties generally is in good condition and for the most part is non-friable. The Company has implemented an operation and maintenance plan for ACM, including periodic inspections. This plan includes removal and abatement activity whenever damaged ACM is discovered in areas where human exposure may occur. It also includes an annual ACM abatement program and ACM abatement during property renovation or reconstruction.

     It is possible that the environmental assessments of the Company's properties do not reveal all environmental liability concerns or that there are material environmental liabilities of which the Company is unaware. Given the nature of the properties that are now owned by the Company or that may be acquired in the future, no assurances can be given that (i) future laws, ordinances or regulations will not require or impose any material expenditures or liabilities in connection with environmental conditions by or on the Company or its properties; (ii) the current environmental condition of the Company's properties will not be affected by tenants and occupants of such properties, by the condition of properties in the vicinity of such properties or by third parties unrelated to the Company; and (iii) prior owners of any of the Company's properties did not create environmental problems of which the Company is not aware.

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

     As of December 31, 1997, the Company had advanced to CRS approximately $7.9 million under a demand loan with an interest rate of 8.125%. The proceeds of the loan were used for development projects. Principal and interest are due upon demand.

ITEM 2.   PROPERTIES.

THE COMPANY'S WAREHOUSE/INDUSTRIAL PROPERTIES

     The Company's investment portfolio of warehouse/industrial properties consists of 95 properties totaling approximately 22.1 million square feet. During 1997, the Company acquired 21 fully-leased warehouse/industrial properties and completed the construction of 6 fully leased warehouse/industrial build-to-suit properties with a total area of approximately 8.7 million square feet, and the Company disposed of 2 warehouse/industrial properties with a total area of approximately 43,500 square feet.

     LOCATION. The Company's current properties are well located, with convenient access to area interstate highway, rail, and air transportation. The properties are in good physical condition, most of them having been built or substantially renovated within the last 10 years.

     BUILDING CHARACTERISTICS. Most of the space in the warehouse/industrial properties currently owned by the Company or under contract has been designed for warehousing and distribution. The remainder of the space is comprised of light manufacturing space. A number of the industrial properties include both distribution and light manufacturing space so as to provide tenants with increased flexibility. The Company's largest industrial property contains approximately 1,700,000 rentable square feet in a single-tenant warehousing and manufacturing property, available for redevelopment into a multi-tenant warehouse/industrial complex. The Company's present warehouse/industrial properties have an average project size of approximately 232,123 square feet, and, on average, a tenant at an industrial property occupies approximately 319,000 rentable square feet. Although a number of the industrial properties are single-tenant build-to-suit facilities, all are designed to be divisible and to be leased by multiple tenants. The Company has had substantial experience in subdividing older space for new tenants.

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

     LEASE CHARACTERISTICS. The Company believes that the lease agreements for its warehouse/industrial properties, which in most cases provide for scheduled or indexed increases in rent, as well as the strengthening economy, will provide opportunities for rental growth. The Company, in substantially all cases, passes operating expenses and real estate tax increases on to tenants. The leases for the warehouse/industrial properties currently owned by the Company have terms between one and 5 years, with a weighted average remaining term, based on square footage, of approximately 4.14 years as of December 31, 1997.

     TENANT DIVERSITY. The composition of tenants in the warehouse/industrial properties currently owned by the Company reflects the commercial diversity of businesses operating in Greater Chicago. At December 31, 1997, no single industry, other than Wholesale Trade-Durable Goods and Trucking/Warehousing, accounted for more than 10.8% of the leased space in the warehouse/industrial properties currently owned by the Company. Wholesale Trade-Durable Goods and Trucking/Warehousing, which encompass a wide variety of industries, accounted for 27.2% of the leased space in the warehouse/industrial properties currently owned by the Company at December 31, 1997, and the five largest industries, other than Wholesale Trade-Durable Goods and Trucking/Warehousing, represented by tenants accounted collectively for only 35.6% of such space. In addition, no single tenant comprised more than 5% of the Company's total revenues as of December 31, 1997.

     OTHER INFORMATION REGARDING WAREHOUSE/INDUSTRIAL PROPERTIES. The following table sets forth certain information regarding the Company's portfolio of warehouse/industrial properties, separately identifying 1997 investments of the
Company:

                            CENTERPOINT PROPERTIES TRUST
                                  PROPERTY SUMMARY
                              AS OF DECEMBER 31, 1997


                                                                  YEAR OF ORIGINAL
                                                                 CONSTRUCTION/LAST      ANNUALIZED       AVERAGE
                                                                REDEVELOPMENT AND/OR    BASE RENT        RENT PER          GLA
         1997 INVESTMENTS               CITY             STATE      EXPANSION (1)        REVENUE       SQ. FT. (2)     SQ. FT. (3)
         ----------------               ----             -----  --------------------    ----------     -----------     -----------
LAKE COUNTY
3145 Central Avenue(6)            Waukegan                IL           1958            $  990,000        $  3.30        300,000
N.E. COOK COUNTY
5700 West Touhy Avenue            Niles                   IL           1948                     0              0        910,760
CHICAGO O'HARE AREA
O'Hare Express-Phase A-2          Chicago                 IL           1997             1,070,090           8.85        120,971
O'Hare Express-Phase B-1          Chicago                 IL           1997             2,068,590          12.05        171,685
110-190 Old Higgins Road          Des Plaines             IL           1980             1,256,784          10.45        120,292
1796 Sherwin                      Des Plaines             IL           1964               600,211           6.30         95,220
2525 Busse Road                   Elk Grove Village       IL           1975             2,817,353           3.17        888,335
2701-2781 Busse Road              Elk Grove Village       IL           1997             1,180,716           4.70        251,076
2801-2881 Busse Road              Elk Grove Village       IL           1997             1,112,802           4.43        251,076
1951 Landmeier                    Elk Grove Village       IL           1967               203,880           4.86         41,976
WEST SUBURBS
2901 Centre Circle (7)            Downers Grove           IL           1979               148,764           7.07         21,056
FAR WEST SUBURBS
1 Allsteel Drive (7)              Aurora                  IL           1960             2,729,435           2.71      1,008,120
2727 West Diehl Road              Naperville              IL           1997             1,836,240           4.17        440,343
2885 West Diehl Road              Naperville              IL           1997             1,145,928           3.80        301,560
SOUTHWEST SUBURBS
7447 South Central Avenue         Bedford Park            IL           1975               275,842           2.33        118,218
7400 S. Narragansett Ave (6)      Bedford Park            IL           1976               515,424           2.95        174,720
6751-55 South Sayre Avenue        Bedford Park            IL           1974               746,378           3.08        242,690
7525 South Sayre                  Bedford Park            IL           1981               386,577           3.14        123,178
6464 West 51st Street             Forest View             IL           1973               736,040           3.53        208,713
6500 West 51st Street             Forest View             IL           1975               500,297           2.70        185,295
9301 W. 55th Street (6)           McCook                  IL           1979             1,620,000           0.95      1,700,000
FAR S.W. SUBURBS
2301 North Route 30               Plainfield              IL           1972               815,625           2.89        282,679
1355 Enterprise Drive (6)         Romeoville              IL           1980               354,123           2.90        122,100
CHICAGO SOUTH
3133 East 106th (6)               Chicago                 IL           1971               300,285           3.75         80,076
MILWAUKEE COUNTY
1475 S. 101st                     West Allis              WI           1969               188,832           4.02         46,973
2003-2201 S. 114th Street         West Allis              WI           1965               628,380           2.58        243,350
RACINE COUNTY
1333 Grandview Drive              Yorkville               WI           1994               796,572           3.79        210,000
                                                                                       ----------                     ---------
SUBTOTAL                                                                               25,025,168                     8,660,462
AVERAGE                                                                                ----------                     ---------
                                                                                                            2.89(9)     320,758(10)
                                                                                                            ----      ---------

                                              PERCENT
                                 PERCENT      OF GLA
                                OF TOTAL     LEASED AS        NO. OF       PROPERTY
         1997 INVESTMENTS        GLA (4)    OF 12/31/97      TENANTS        TYPE(5)
         ----------------       --------    ------------     --------      ----------
LAKE COUNTY
3145 Central Avenue(6)            1.36%         100%           2               ACQ
N.E. COOK COUNTY
5700 West Touhy Avenue            4.13%         100%           1               RDV
CHICAGO O'HARE AREA
O'Hare Express-Phase A-2          0.55%         100%           2               BTS
O'Hare Express-Phase B-1          0.78%         100%           1               BTS
110-190 Old Higgins Road          0.55%         100%           9               ACQ
1796 Sherwin                      0.43%         100%           2               ACQ
2525 Busse Road                   4.03%         100%           5               ACQ
2701-2781 Busse Road              1.14%         100%           2               BTS
2801-2881 Busse Road              1.14%         100%           2               BTS
1951 Landmeier                    0.19%         100%           2               ACQ
WEST SUBURBS
2901 Centre Circle (7)            0.09%         100%           1               ACQ
FAR WEST SUBURBS
1 Allsteel Drive (7)              4.57%         100%           2               ACQ
2727 West Diehl Road              2.00%         100%           1               BTS
2885 West Diehl Road              1.37%         100%           1               BTS
SOUTHWEST SUBURBS
7447 South Central Avenue         0.54%         100%           1               ACQ
7400 S. Narragansett Ave (6)      0.79%         100%           1               ACQ
6751-55 South Sayre Avenue        1.10%         100%           2               ACQ
7525 South Sayre                  0.56%         100%           2               ACQ
6464 West 51st Street             0.95%         100%           4               ACQ
6500 West 51st Street             0.84%         100%           1               ACQ
9301 W. 55th Street (6)           7.71%         100%           1               RDV
FAR S.W. SUBURBS
2301 North Route 30               1.28%         100%           1               ACQ
1355 Enterprise Drive (6)         0.55%         100%           1               ACQ
CHICAGO SOUTH
3133 East 106th (6)               0.36%         100%           1               ACQ
MILWAUKEE COUNTY
1475 S. 101st                     0.21%         100%           1               ACQ
2003-2201 S. 114th Street         1.10%         100%           2               ACQ
RACINE COUNTY
1333 Grandview Drive              0.95%         100%           1               ACQ

SUBTOTAL                         39.27%
                                 -----
AVERAGE                           1.45%
                                 -----




                                                                  YEAR OF ORIGINAL
                                                                 CONSTRUCTION/LAST      ANNUALIZED       AVERAGE
                                                                REDEVELOPMENT AND/OR    BASE RENT        RENT PER         GLA
PREVIOUSLY OWNED PROPERTIES       CITY                  STATE      EXPANSION (1)        REVENUE       SQ. FT. (2)    SQ. FT. (3)
---------------------------       -----                 -----   --------------------    -----------   -----------    -----------
LAKE COUNTY
911 Commerce (6)                  Buffalo Grove           IL           1993              703,636           5.96          118,009
1800 Industrial Drive             Libertyville            IL         1992/1994         1,079,292           6.16          175,196
1810-1820 Industrial Drive        Libertyville            IL           1977              256,700           3.02           85,000
1 Wildlife Way                    Long Grove              IL           1994              665,068          12.29           54,100
620-630 Butterfield Road          Mundelein               IL           1990              297,680          12.28           24,237
1700 Butterfield Road             Mundelein               IL           1976              229,750           3.83           60,000
950-970 Tower Road                Mundelein               IL         1979-1990            90,861           2.37           38,359
2339-41 Ernie Krueger Court       Waukegan                IL         1990/1993           223,245           4.10           54,450
1300 Northpoint Road              Waukegan                IL           1994              310,409           4.78           65,000
N.E. COOK COUNTY
5990 Touhy Avenue                 Niles                   IL         1960/1993         1,502,864           5.08          295,964
N.W. COOK COUNTY
1500 West Dundee Road (6)         Arlington Heights       IL           1969            1,463,525           2.93          500,000
900 W. University Drive           Arlington Heights       IL           1974              501,083           5.81           86,254
1015 East State Parkway           Schaumburg              IL           1980              132,330           6.76           19,576
N. KANE COUNTY
825 Tollgate Road                 Elgin                   IL           1989              424,988           5.11           83,122
CHICAGO O'HARE AREA
745 Birginal Road                 Bensenville             IL           1974              378,875           3.35          113,266
2743 Armstrong Court              Des Plaines             IL           1989              314,178           5.89           53,325
850 Arthur Avenue (8)             Elk Grove Village       IL         1971/1973           250,717           5.90           42,490
1400 Busse Road                   Elk Grove Village       IL           1975              347,038           2.34          148,436
800 Chase Avenue (6)              Elk Grove Village       IL           1972            1,182,792           3.46          341,848
1100 Chase Avenue (7)             Elk Grove Village       IL         1980/1996           176,618           4.24           41,651
2600 Elmhurst Road                Elk Grove Village       IL           1995              521,170           4.96          105,000
875 Fargo Avenue                  Elk Grove Village       IL           1980              345,946           4.20           82,368
1850 Greenleaf                    Elk Grove Village       IL           1965              233,280           3.98           58,627
1201 Lunt Avenue                  Elk Grove Village       IL           1971               47,820           6.48            7,380
1501 Pratt Avenue                 Elk Grove Village       IL           1973              600,573           3.95          151,900
1520 Pratt Avenue                 Elk Grove Village       IL           1968              243,148           3.89           62,546
10601 Seymour Avenue (6)          Franklin Park           IL         1963/1970                 0              0          677,000
2553 North Edgington              Franklin Park           IL         1967/1995         1,376,770           5.02          274,303
10740 West Grand Avenue (7)       Franklin Park           IL         1965/1971           247,175           3.75           66,000
1800 Bruning Drive                Itasca                  IL         1975/1978         1,115,617           5.52          202,000
245 Beinoris Drive                Wood Dale               IL         1988/1993            85,776           7.15           11,989



                                              PERCENT
                                 PERCENT      OF GLA
                                OF TOTAL     LEASED AS        NO. OF       PROPERTY
PREVIOUSLY OWNED PROPERTIES      GLA (4)    OF 12/31/97      TENANTS        TYPE(5)
---------------------------     --------    -----------      --------      ---------
LAKE COUNTY
911 Commerce (6)                  0.54%         100%            2              ACQ
1800 Industrial Drive             0.79%         100%            1              ACQ
1810-1820 Industrial Drive        0.39%         100%            1              ACQ
1 Wildlife Way                    0.25%         100%            1              RDV
620-630 Butterfield Road          0.11%          90%            1              BTS
1700 Butterfield Road             0.27%         100%            1              ACQ
950-970 Tower Road                0.17%         100%            3              BTS
2339-41 Ernie Krueger Court       0.25%         100%            1              BTS
1300 Northpoint Road              0.29%         100%            1              ACQ
N.E. COOK COUNTY
5990 Touhy Avenue                 1.34%         100%            3              RDV
N.W. COOK COUNTY
1500 West Dundee Road (6)         2.27%         100%            2              ACQ
900 W. University Drive           0.39%         100%            1              ACQ
1015 East State Parkway           0.09%           0%            0              ACQ
N. KANE COUNTY
825 Tollgate Road                 0.38%         100%            2              ACQ
CHICAGO O'HARE AREA
745 Birginal Road                 0.51%           0%            0              ACQ
2743 Armstrong Court              0.24%           0%            0              BTS
850 Arthur Avenue (8)             0.19%         100%            1              ACQ
1400 Busse Road                   0.67%          90%           10              ACQ
800 Chase Avenue (6)              1.55%           0%            0              ACQ
1100 Chase Avenue (7)             0.19%         100%            1              ACQ
2600 Elmhurst Road                0.48%         100%            1              BTS
875 Fargo Avenue                  0.37%         100%            1              ACQ
1850 Greenleaf                    0.27%         100%            1              ACQ
1201 Lunt Avenue                  0.03%         100%            1              ACQ
1501 Pratt Avenue                 0.69%         100%            2              ACQ
1520 Pratt Avenue                 0.28%         100%            1              ACQ
10601 Seymour Avenue (6)          3.07%           0%            0            ACQ/RDV
2553 North Edgington              1.24%         100%            4              ACQ
10740 West Grand Avenue (7)       0.30%         100%            1              ACQ
1800 Bruning Drive                0.92%         100%            1              ACQ
245 Beinoris Drive                0.05%         100%            1            BTS/RDV




                                                                YEAR OF ORIGINAL
                                                                CONSTRUCTION/LAST      ANNUALIZED        AVERAGE
                                                               REDEVELOPMENT AND/OR    BASE RENT         RENT PER         GLA
PREVIOUSLY OWNED PROPERTIES          CITY               STATE      EXPANSION (1)        REVENUE         SQ. FT. (2)    SQ. FT. (3)
---------------------------       ---------             -----  ---------------------   ---------        -----------    -----------
CHICAGO NORTH
4501 West Augusta Boulevard       Chicago                 IL        1942/1989            748,070            1.73          432,661
N.W. SUBURBS
400 North Wolf Road               Northlake               IL        1956/1997          4,319,091            2.83        1,527,593
CENTRAL KANE/N. DUPAGE
425 South 37th Avenue (7)         St. Charles             IL          1975               399,309            3.87          103,106
1250 Carolina Drive               West Chicago            IL          1988               572,325            3.82          150,000
1645 Downs Drive                  West Chicago            IL          1975               361,008            2.79          129,390
1733 Downs Drive                  West Chicago            IL          1975               363,816            2.50          145,528
825-845 Hawthorne Lane (6)        West Chicago            IL          1974               639,499            4.03          158,772
1700 West Hawthorne (6)           West Chicago            IL        1959/1969          1,381,800            1.88          735,196
FAR WEST SUBURBS
800 Enterprise Court              Naperville              IL          1985               183,666            5.25           34,984
720 Frontenac                     Naperville              IL          1991               537,560            3.13          171,935
820 Frontenac                     Naperville              IL          1988               645,137            4.20          153,604
920 Frontenac                     Naperville              IL          1987               402,829            3.32          121,200
1020 Frontenac                    Naperville              IL          1980               441,750            4.43           99,684
1120 Frontenac                    Naperville              IL        1980/1994            543,639            3.53          153,902
1510 Frontenac                    Naperville              IL          1986               281,331            2.68          104,886
1560 Frontenac                    Naperville              IL          1987               298,280            3.48           85,608
1651 Frontenac                    Naperville              IL          1978               120,135            3.95           30,414
2764 Golfview                     Naperville              IL          1985                99,420            4.97           20,022
1500 Shore Drive                  Naperville              IL          1985               165,932            3.84           43,230
1150 Shore Road                   Naperville              IL          1985               174,888            5.79           30,184
SOUTHWEST SUBURBS
6600 River Road                   Hodgkins                IL          1968             1,398,000            2.22          630,410
FAR S.W. SUBURBS
16400 West 103rd Street (7)       Lemont                  IL        1983/1995            278,939            4.39           63,612
1319 Marquette Drive              Romeoville              IL          1990               392,206           10.79           36,349
7001 Adams Street                 Willowbrook             IL          1994               192,716            7.61           25,324
CHICAGO SOUTH
4400 South Kolmar (6)             Chicago                 IL          1966               438,840            4.77           92,000
900 East 103rd Street             Chicago                 IL        1910/1990          1,967,449            3.42          575,462
750 East 110th Street             Chicago                 IL          1966               237,972            3.33           71,510
SOUTH SUBURBS
11601 South Central Avenue        Alsip                   IL          1970               894,834            3.45          259,000
11701 South Central Avenue        Alsip                   IL          1970               870,000            2.93          297,207
5619-25 West 115th Street         Alsip                   IL          1974             1,847,819            4.65          396,979
21399 Torrence Avenue             Sauk Village            IL          1987               745,164            2.00          372,835
N.W. INDIANA
425 West 151st Street             East Chicago            IN        1913/1991          1,328,038            3.80          349,236
201 Mississippi Street            Gary                    IN        1945/1988          3,651,848            3.47        1,052,173
1827 North Bendix Drive (6)       South Bend              IN        1964/1990            554,580            2.78          199,730


                                              PERCENT
                                 PERCENT      OF GLA
                                OF TOTAL     LEASED AS        NO. OF       PROPERTY
PREVIOUSLY OWNED PROPERTIES      GLA (4)    OF 12/31/97      TENANTS        TYPE(5)
---------------------------     --------    -----------      -------       ---------
CHICAGO NORTH
4501 West Augusta Boulevard       1.96%          95%           7               RDV
N.W. SUBURBS
400 North Wolf Road               6.93%         100%           4               ACQ
CENTRAL KANE/N. DUPAGE
425 South 37th Avenue (7)         0.47%         100%           1               ACQ
1250 Carolina Drive               0.68%         100%           2               BTS
1645 Downs Drive                  0.59%         100%           1               ACQ
1733 Downs Drive                  0.66%         100%           1               ACQ
825-845 Hawthorne Lane (6)        0.72%          83%           3               ACQ
1700 West Hawthorne (6)           3.33%         100%           1               ACQ
FAR WEST SUBURBS
800 Enterprise Court              0.16%         100%           1               ACQ
720 Frontenac                     0.78%         100%           2               ACQ
820 Frontenac                     0.70%         100%           1               ACQ
920 Frontenac                     0.55%         100%           1               ACQ
1020 Frontenac                    0.45%         100%           1               ACQ
1120 Frontenac                    0.70%         100%           1               ACQ
1510 Frontenac                    0.48%         100%           1               ACQ
1560 Frontenac                    0.39%         100%           2               ACQ
1651 Frontenac                    0.14%         100%           1               ACQ
2764 Golfview                     0.09%         100%           1               ACQ
1500 Shore Drive                  0.20%         100%           2               ACQ
1150 Shore Road                   0.14%         100%           1               ACQ
SOUTHWEST SUBURBS
6600 River Road                   2.86%         100%           1               ACQ
FAR S.W. SUBURBS
16400 West 103rd Street (7)       0.29%         100%           1               ACQ
1319 Marquette Drive              0.16%         100%           1               BTS
7001 Adams Street                 0.11%         100%           1               BTS
CHICAGO SOUTH
4400 South Kolmar (6)             0.42%         100%           1               ACQ
900 East 103rd Street             2.61%         100%           3               RDV
750 East 110th Street             0.32%         100%           1             ACQ/RDV
SOUTH SUBURBS
11601 South Central Avenue        1.18%         100%           1               ACQ
11701 South Central Avenue        1.35%         100%           1               ACQ
5619-25 West 115th Street         1.80%          98%           5               RDV
21399 Torrence Avenue             1.69%         100%           1               ACQ
N.W. INDIANA
425 West 151st Street             1.58%          97%           9               RDV
201 Mississippi Street            4.77%          97%          15               RDV
1827 North Bendix Drive (6)       0.91%         100%           1               ACQ



                                                                YEAR OF ORIGINAL
                                                                CONSTRUCTION/LAST      ANNUALIZED        AVERAGE
                                                               REDEVELOPMENT AND/OR    BASE RENT         RENT PER         GLA
PREVIOUSLY OWNED PROPERTIES      CITY                  STATE      EXPANSION (1)        REVENUE         SQ. FT. (2)    SQ. FT. (3)
---------------------------      -----                 -----  --------------------    ----------       -----------    -----------
MILWAUKEE COUNTY
7501 North 81st Street           Milwaukee               WI          1987                576,000           3.13         183,958
KENOSHA COUNTY
8200 100th Street                Pleasant Prairie        WI          1990                568,361           3.83         148,472
8901 102nd Street                Pleasant Prairie        WI          1990                643,018           6.09         105,637
                                                                                     -----------          -----      ----------
SUBTOTAL                                                                              44,614,193           3.33      13,391.189
                                                                                     -----------          -----      ----------
AVERAGE                                                                                                                 196,929(10)
                                                                                               -                     ----------
GRAND TOTAL ALL WAREHOUSE/INDUSTRIAL PROPERTIES                                      $69,639,361                     22,051,651
                                                                                     -----------                     ----------
AVERAGE ALL WAREHOUSE/INDUSTRIAL PROPERTIES                                                               $3.16(9)      232,123(10)
                                                                                     -----------          -----      ----------
GRAND TOTAL ALL WAREHOUSE/INDUSTRIAL PROPERTIES
     EXCLUDING REDEVELOPMENTS AT 12/31/97                                            $69,639,361                     20,463,891
                                                                                     -----------                     ----------
AVERAGE ALL WAREHOUSE/INDUSTRIAL PROPERTIES                                                               $3.40(9)      220,042(10)
                                                                                                          -----      ----------


                                                                 PERCENT
                                                     PERCENT      OF GLA
                                                     OF TOTAL    LEASED AS        NO. OF       PROPERTY
PREVIOUSLY OWNED PROPERTIES                          GLA (4)    OF 12/31/97      TENANTS        TYPE(5)
---------------------------                          --------   -----------      -------       ---------
MILWAUKEE COUNTY
7501 North 81st Street                                 0.83%        100%            1             ACQ
KENOSHA COUNTY
8200 100th Street                                      0.67%        100%            1             ACQ
8901 102nd Street                                      0.48%        100%            1             ACQ
                                                      ------
SUBTOTAL                                              60.73%
                                                      ------
AVERAGE                                                0.89%
                                                      ------
GRAND TOTAL ALL WAREHOUSE/INDUSTRIAL PROPERTIES         100%                       178
                                                      ------
AVERAGE ALL WAREHOUSE/INDUSTRIAL PROPERTIES                          94%

GRAND TOTAL ALL WAREHOUSE/INDUSTRIAL PROPERTIES                      97%
     EXCLUDING REDEVELOPMENTS AT 12/31/97
AVERAGE ALL WAREHOUSE/INDUSTRIAL PROPERTIES

------------------
(1) First date of original construction; second date is year of last redevelopment and/or expansion. If only one date appears, it is the acquisition date; the property has not been redeveloped or expanded.
(2)  Determined by dividing annualized base rent revenue by GLA.
(3)  "GLA" means gross leasable area.
(4) Determined as a percent of the total GLA for the warehouse/industrial properties.
(5) ACQ refers to an existing leased property acquired by the Company, BTS refers to a build-to-suit property and RDV refers to a redevelopment property. Two of the redevelopment properties, 5700 Touhy Avenue, Niles, Illinois and 10601 Seymour Avenue, Elk Grove Village, Illinois, were under redevelopment construction and not leasable as of December 31, 1997.
(6) Properties purchased through a sale-leaseback to the previous owner have no operating history relevant to third party usage.
(7) Properties purchased from an owner occupant have no prior operating history relevant to third party usage.
(8) The seller of this property holds a note payable by the Company in the principal amount of $575,000 and secured by this property.
(9) Average Rent per square foot equals annualized base rental revenue divided by GLA leased as of December 31, 1997.
(10) Average size equals total GLA divided by the number of properties.

LEASE EXPIRATIONS

     The following table shows as of December 31, 1997 scheduled lease expirations for the Company's warehouse/industrial properties commencing January 1, 1998 and for the next ten years, assuming that no tenants exercise renewal options:

                                                                                             AVERAGE    % OF TOTAL
                                                                                            BASE RENT   PROPERTIES     % OF 1997
                                                                GLA OF       ANNUALIZED    PER SQ. FT.      GLA        BASE RENT
                                                  NO. OF       EXPIRING      BASE RENT        UNDER     REPRESENTED   REPRESENTED
                                                  LEASES        LEASES        EXPIRING      EXPIRING    BY EXPIRING   BY EXPIRING
                                                 EXPIRING     (SQ. FT.)        LEASES        LEASES       LEASES        LEASES
                                                 --------      -------         ------        ------       ------        ------
YEAR ENDING DECEMBER 31
1998 ............................................   37        2,899,866    $10,507,956        $3.62       15.52%        18.27%
1999 ............................................   30        3,927,435      9,018,461         2.30       21.01%        15.68%
2000 ............................................   29        2,289,947      9,132,094         3.99       12.25%        15.88%
2001 ............................................   16        1,328,270      5,539,526         4.17        7.11%         9.63%
2002 ............................................   18        2,293,479      7,152,093         3.12       12.27%        12.43%
2003 ............................................   10          555,538      2,821,050         5.08        2.97%         4.90%
2004 ............................................   10        1,851,202      7,484,499         4.04        9.90%        13.01%
2005 ............................................    6          945,726      3,408,648         3.60        5.06%         5.93%
2006 ............................................    5        1,186,602      5,974,005         5.03        6.35%        10.39%
2007 ............................................    7        1,065,987      7,064,402         6.63        5.70%        12.28%


OPTIONS TO PURCHASE GRANTED TO CERTAIN TENANTS

     The following warehouse/industrial properties of the Company are subject to purchase options granted to certain tenants as follows:

     - A portion of the building complex at 4501 Augusta Boulevard is subject to an option to purchase at fixed prices ranging from $2,779,320 to $3,447,970 exercisable between September 1 and October 31 of each year until 2003.

     - One Waterfowl Way is subject to an option to purchase at any time through October 31, 1999, exercisable on or before February 1, 1999. The purchase price is equal to the annualized monthly rent being paid as of the closing of the purchase, capitalized at 10%.

     - 8901 102nd Street is subject to an option to purchase exercisable on February 28, 2006 at a purchase price equal to 95% of "fair market value," equal to the average of three independent appraisals.

     - 1700 West Hawthorne is subject to a purchase option exercisable at any time prior to December 1, 1998 (with the closing to occur during December, 1999 regardless of when the option exercised) at a price of $12,809,333 and again between December 1, 2002, and December 1, 2003 (with the closing to occur during December, 2004 regardless of when the option is exercised) at a price of $15,033,636. If the property is expanded, at tenant's option, the purchase price will be increased to $12,909,333 for the first exercise period, and $15,233,636 for the second exercise period, plus the construction cost of the expansion.

     - 850 Arthur Avenue is subject to an option exercisable during March 1999 to purchase the premises on August 31, 1999 for a purchase price equal to the fair market value of the premises as determined by the Company or by an appraisal process.

     - 2600 Elmhurst Road is subject to an option exercisable on or before July 31, 2000 to purchase the premises during January 2001 for a purchase price of $5,000,000.

     - 21399 Torrence Avenue is subject to an option exercisable between December 1, 1998 and May 31, 2000 and again between December 31, 2000 and May 31, 2002 to purchase the property on November 30, 2000 for $8,941,920 and November 30, 2002 for $9,314,500.

     In each case, the option price exceeds the Company's current net book value. The Company believes that even if all of the purchase options are exercised, such exercises will not have an adverse effect upon the operations of the Company or its ability to maintain its dividend distribution policy. If any purchase option is exercised, the Company intends to either distribute the cash proceeds to shareholders or reinvest the cash proceeds in additional properties. No assurance can be given that such distribution or reinvestment will occur.

     In addition to purchase options, the Company has granted to tenants of certain properties a right of first refusal (in the event the Company has received an unsolicited offer from a third party to purchase the property which the Company desires to accept) or a right of first offer (in the event the Company has not received an unsolicited third party offer for the property but desires to entertain an offer). The properties subject to one or both of these rights include One Waterfowl Way, 8901 102nd Street, 825 Tollgate Road,
1400 Busse Road, 1651 Frontenac Road, 7001 Adams Street, 950 Tower Road and

6312 W. 74th Street. The existence of those rights will not compel the Company to sell a property for a price less than the price the Company desires to accept.

THE COMPANY'S OTHER PROPERTIES

     In addition to its warehouse/industrial properties, the Company owns three retail properties having approximately 61,000 square feet of GLA, one 682-unit apartment complex located at 440 North Lake Street, Miller, Indiana and known as Lakeshore Dunes Apartments and a fully leased parking lot. The Company does not intend to acquire properties other than warehouse/industrial properties in the future. The Company believes, however, that these properties are favorable investments for the Company, adding to distributable cash flow per share. Furthermore, the Lakeshore Dunes Apartments were financed through the issuance of tax-exempt revenue bonds on favorable terms, benefiting the Company by reducing its overall borrowing costs. The Company has no present plans to sell those properties but would entertain a sale if the price were sufficiently high, given other investment opportunities that would be available to the Company, and the enhanced operating performance expected to result, from redeployment of the sales proceeds.

     The following table sets forth certain information regarding the Company's retail properties:


                                                                                PERCENT
                           YEAR OF                                                OF
                        ACQUISITION/                                 PERCENT      GLA                       AVERAGE
                            LAST           YEAR OF        TOTAL        OF       LEASED                       RENT
                        REDEVELOPMENT      ORIGINAL        GLA        TOTAL      AS OF      ANNUALIZED        Per        NUMBER
                             OF         CONSTRUCTION/   (SQ. FT.)      GLA     DECEMBER      BASE RENT      SQ. FT.        OF
                        EXPANSION (1)     EXPANSION        (2)         (3)     31, 1997       REVENUE         (4)        TENANTS
                        -------------     ---------         -           -      --------       -------          -         -------
4-48 Barrington Rd.         1994             1991         38,633       63.1%     68.8%       $301,496       $ 7.80          8
Streamwood, IL
84-120 McHenry Rd.        1990/1993          1989         20,535       33.6%     89.5%        313,140        15.25          7
Wheeling, IL
351  North  Rohlwing        1993             1989          2,015        3.3%    100.0%         61,440        30.49          1
Rd. Itasca, IL
                                                          ------      -----                  --------       ------
TOTAL                                                     61,183      100.0%                 $676,076       $11.05          16
                                                          ------      -----                  --------       ------          --
                                                          ------      -----                  --------       ------          --


--------------

(1) First date is year of acquisition; second date is year of most recent redevelopment or expansion. If only one date appears, it is the acquisition date; the property has not been redeveloped or expanded.
(2)  "GLA" means gross leasable area.
(3)  Determined as a percent of the total GLA for the retail properties.
(4)  Determined by dividing annualized base rent revenue by GLA.

     The tenants of the Company's retail properties are typical of tenants in smaller retail centers in Greater Chicago. Generally, the leases require tenants to pay a fixed base, or "minimum" rent, subject to scheduled increases. Tenants generally are required to pay their proportionate share of common area maintenance charges, insurance expenses, operating expenses and real estate taxes or their portion of these expenses is included in their base rent.

     The following table shows as of December 31, 1997 scheduled lease expirations for the retail properties commencing January 1, 1998, and for the next ten years, assuming no tenants exercise renewal options.

                           GLA OF       ANNUALIZED    AVERAGE BASE   % OF TOTAL RETAIL   % OF 1997 RETAIL
              NO. OF     EXPIRING       BASE RENT        RENT          PROPERTIES GLA        BASE RENT
YEAR ENDING   LEASES       LEASES       EXPIRING   PER SQ. FT. UNDER    REPRESENTED BY     REPRESENTED BY
DECEMBER 31  EXPIRING    (SQ. FT.)        LEASES    EXPIRING LEASES    EXPIRING LEASES     EXPIRING LEASES
-----------  --------    ---------        ------    ---------------    ---------------     ---------------
   1998          3          8,214       $116,196        $14.15             18.93%              17.11%
   1999          2          3,937         57,468         14.60              9.08%               8.46%
   2000          3         10,334        107,295         10.38             23.82%              15.80%
   2001          3          9,242        112,759         12.20             21.30%              16.60%
   2002          0              0              0             0                 0%                  0%
   2003          0              0              0             0                 0%                  0%
   2004          0              0              0             0                 0%                  0%
   2005          1          2,400         86,089         35.87              5.53%              12.68%
   2006          3          9,254        199,299         21.54             21.33%              29.35%
   2007          0              0              0             0                 0%                  0%

     Lakeshore Dunes Apartments, which was constructed in 1971 and renovated between 1991 and September, 1993, is comprised of 682 units in 15 contiguous buildings located on an approximately 20.12 acre site in Miller, Indiana, a suburb of Gary, Indiana, located on Lake Michigan. The property is bordered by the Indiana Dunes National Park and by the Calumet Lagoon and is less than one-half mile from public beaches. Amenities of the complex include redesigned units with updated kitchens and appliances, carpeting, lighting, windows and mini-blinds, bathrooms and fixtures, elevators, laundry rooms, play lots, tennis courts, picnic areas, a new outdoor pool, roads, parking areas, landscaping and a 24-hour safety patrol and card access system. The community center also serves as the management and leasing office. The Company maintains a complete management, leasing and maintenance team at the property.

     As of December 31, 1997, 630 of the units, or 92%, were leased, providing for a monthly base rent of approximately $287,000 or $7.72 per square foot per annum (determined by dividing annualized base rent by total leased square footage of the apartment units), or an annualized base rent of $3,444,000. Current leases provide for customary one year terms and require that tenants pay a fixed rent based on the type of apartment and square footage. Tenants are responsible for utilities. The following table sets forth the apartment mix at this property as of December 31, 1997:


                   NUMBER OF UNITS   TOTAL GLA     AVERAGE GLA PER     AVERAGE MONTHLY
TYPE OF APARTMENT     IN COMPLEX     (SQ. FT.)    APARTMENT (SQ. FT.)   Rent Per Unit
-----------------     ----------     ---------    -------------------   -------------
Studio                   48            20,208             421                $ 374
One Bedroom             171            99,009             579                  459
Deluxe One Bedroom       43            29,283             681                  467
Two Bedroom             390           308,100             790                  533
Three Bedroom            30            28,500             950                  656
                        ---           -------
TOTALS:                 682           485,100
                        ---           -------
                        ---           -------


     In 1996, a parking lot within an industrial park was purchased. The parking lot is leased for ten years through January 2006 for an annual minimum rent of $26,400. In 1997, the Company sold a 118,000 square foot office building.

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

ITEM 4.   SUBMISSION OF CERTAIN ITEMS TO A VOTE OF SECURITY HOLDERS.

     The Company held a Special Meeting of Stockholders on October 1, 1997 to approve the reorganization of the Company from a Maryland corporation to a Maryland real estate investment trust, pursuant to a Plan of Reorganization. At the Special Meeting of Stockholders, the Plan of Reorganization was approved as follows: 12,620,549 shares were voted in person or by proxy at the Special Meeting of Stockholders; 12,593,693 shares were voted in favor of the Plan of Reorganization; 5,427 shares were voted against the Plan of Reorganization; and 21,429 shares abstained from voting.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

     (a) The Company's Common Shares are listed and traded on the New York Stock Exchange under the symbol "CNT." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Shares (as reported by the AMEX prior to June 12, 1996 and as reported by the NYSE on and after June 12, 1996) and the cash distributions paid in such periods.


                                                                       CASH
     QUARTERLY PERIOD ENDING                 HIGH         LOW     DISTRIBUTION/SHARE
     -----------------------                 ----         ---     ------------------
     December 31, 1995.................     $23-3/8      $21-5/8       $0.390
     March 31, 1996....................      24-1/8       22            0.405
     June 30, 1996.....................      27           26-1/8        0.405
     September 30, 1996................      26-7/8       26-3/4        0.405
     December 31, 1996.................      32-3/4       30-7/8        0.405
     March 31, 1997....................      32-7/8       30-1/4        0.420
     June 30, 1997.....................      31-7/8       28-1/2        0.420
     September 30, 1997................      36-5/16      31-7/8        0.420
     December 31, 1997.................      37-1/16      31-1/4        0.420

     (b) As of March 17, 1998, there were approximately 142 holders of record of the Company's Common Shares.

     (c) Cash distributions paid on the Company's Class B Common Shares, which are non-voting and are not publicly traded, were $0.4167 per share per quarter for the last three quarters of 1996, and $0.4325 per share per quarter in 1997.

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

                   CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                         SELECTED HISTORICAL FINANCIAL DATA
     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA, RATIOS AND NUMBER OF PROPERTIES)


                                                                              YEAR ENDED DECEMBER 31,
                                                                       1997          1996          1995         1994       1993
                                                                       ----          ----          ----         ----       ----
  Operating Data
   Revenues                                                           $85,958       $63,330       $46,952     $33,633      $9,068
  Expenses:
    Operating expenses excluding depreciation and
      amortization (1)                                                (29,182)      (20,751)      (14,774)    (11,442)     (4,124)
    Depreciation and other amortization                               (15,278)      (10,648)       (8,456)     (6,176)     (2,539)
    General and administrative                                         (3,105)       (2,567)       (2,150)     (1,573)     (3,223)
  Interest expense:
  Interest incurred, net                                              (10,071)       (9,865)      (11,562)    (11,073)     (3,808)
  Amortization of deferred financing costs                               (800)       (1,127)       (1,150)       (976)       (228)
                                                                      -------       -------       -------     -------      ------
  Operating income (loss)                                              27,522        18,372         8,860       2,393      (4,854)
     Other income (expense) (2)                                           108          (100)          (16)        (34)        (76)
                                                                      -------       -------       -------     -------      ------
   Income (loss) before extraordinary item                             27,630        18,272         8,844       2,359      (4,930)
     Extraordinary item                                                    --        (3,331)         (632)         --          --
                                                                      -------       -------       -------     -------      ------

  Net income (loss)                                                    27,630        14,941         8,212       2,359      (4,930)
  Preferred dividend                                                     (901)         (947)       (1,002)         --          --
                                                                      -------       -------       -------     -------      ------
  Net income (loss) available to common shareholders                   26,729        13,994         7,210       2,359      (4,930)

  Per share net income (loss) available to common
      shareholders before extraordinary item:
         Basic                                                           1.43          1.25          0.85        0.41       (3.90)
         Diluted                                                         1.41          1.22          0.84        0.41       (3.90)

  Per share net income (loss) available to common
       shareholders:
         Basic                                                           1.43          1.01          0.78        0.41       (3.90)
         Diluted                                                         1.41          0.99          0.77        0.41       (3.90)

Balance Sheet Data (End of Period):
  Investment in real estate (before accumulated depreciation)        $641,646      $429,034   $317,460     $248,281      $180,396
  Net investment in real estate                                       597,294       398,828    295,884      234,825       172,946
  Total assets                                                        699,275       451,206    334,866      254,073       190,289
  Total debt                                                          270,768       177,349    145,271      179,492       131,963
  Shareholders' equity                                                388,126       248,114    168,320       59,016        46,240

Other Data:
  Funds from Operations (3)                                           $42,968      $30,445     $20,492     $ 13,138     $  (2,110)
  EBITDA (4)                                                           53,779       39,912      30,013       20,584         1,564



  Net cash flow:
       Operating activities                                            39,411       29,552      16,473        8,976           275
       Investing activities                                          (245,336)    (111,554)    (82,556)     (65,311)     (140,120)
       Financing activities                                           206,507       80,194      68,541       52,837       142,443
  Distributions                                                        32,046       24,065      15,953        8,775         1,295
  Return of capital portion of distribution                             3,916       12,280       8,554        4,320            --
  Number of properties included in operating results (5)                  100           76          69           53            38
  Ratio of earnings to fixed charges (6)                                 3.27         2.33        1.63         1.19            --
  Ratio of earnings to combined fixed charges and
       preferred dividends (6)                                           3.04         2.15        1.51         1.19            --

--------------

(1) Operating expenses include real estate taxes, repairs and maintenance, insurance and utilities and exclude interest, depreciation and amortization and general and administrative expenses.

(2) Other income (expense) includes gains and losses on property dispositions in 1997 and 1996, and other miscellaneous operating and non-operating items.

(3) Funds from Operations represents net income (loss), excluding extraordinary items, sales of (or adjustments to basis of) properties plus depreciation and amortization, convertible subordinated debenture interest and amortization of deferred financing costs on convertible subordinated debentures. Dividends on Convertible Preferred Shares for 1996 and 1995 are not excluded from net income as such shares were automatically converted to Class B Common Shares in 1996. Funds from operations is computed as follows:


                                                        1997             1996           1995             1994           1993
                                                        ----             ----           ----             ----           ----
Net income (loss) available to common
     shareholders                                      $26,729         $14,941         $8,212           $2,359         $(4,930)
Extraordinary item                                                       3,331            632               --             --
Depreciation and amortization                           15,278          10,648          8,456            6,176          2,540
Amortization of deferred financing costs,
     debentures                                             48              67            135              267             13
Convertible subordinated debenture interest                999           1,385          3,057            4,336            267
(Gain) Loss on disposition of properties
                                                           (86)             73             --               --             --
                                                       -------         -------        -------          -------         ------

Funds from Operations                                  $42,968         $30,445        $20,492          $13,138        $(2,110)
                                                       -------         -------        -------          -------         ------
                                                       -------         -------        -------          -------         ------

     Management of the Company believes that Funds from Operations is helpful to investors as a measure of the performance of equity REIT shares because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. Funds from Operations does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs. Investors are cautioned that Funds from Operations, as calculated by the Company, may not be comparable to similarly titled but differently calculated measures for other REITs.

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

(5) Increase in number of properties in 1994 reflects the acquisition of 15 properties throughout 1994. Increase in number of properties in 1995 reflects acquisition of 16 properties throughout 1995. Increase in number of properties in 1996 reflects acquisition of 15 properties and the disposition of 8 properties throughout 1996. Increase in number of properties in 1997 reflects the acquisition of 21 properties, the completion of 6 developments, and the disposition of 3 properties throughout 1997. See "MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(6) The ratio of earnings to fixed charges for the year ended December 31, 1993, was less than one to one. The approximate dollar amount (in thousands) necessary to cover the deficiency in that period was $5,400.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL BACKGROUND

     The following is a discussion of the historical operating results of the Company. This discussion should be read in conjunction with the Financial Statements and the information set forth under "SELECTED HISTORICAL FINANCIAL DATA."

     The results of the Company reflect cumulative significant acquisition, build-to-suit and redevelopment activities. Since 1989, the Company has grown its portfolio of owned properties from 6 properties, with approximately 1.9 million square feet, to 100 properties with approximately 22.6 million square feet as of December 31, 1997. This total excludes properties under development and mortgage investments. Through the issuance of mortgages on properties and build-to-suit projects under development, the Company has a total of 109 property investments, excluding the parking lot, representing approximately 25 million square feet.

     The Company grew its total property investments by 52% in 1997, which includes build-to-suits in progress and mortgage investments. In addition, the Company grew its portfolio of owned properties by 60.3% during the year by concluding twenty-one warehouse/industrial property acquisitions and six warehouse/industrial build-to-suit properties. The Company disposed of two warehouse/industrial properties and one office property in 1997. The Company's total increase in owned warehouse/industrial area, net of dispositions, was 8.5 million square feet.

     Despite its growth in property investments and Funds from Operations during 1997, the Company improved its EBITDA/ Debt Service Coverage to 6 to 1. Also, as of December 31, 1997, the Company maintained a conservative Debt to Total Market Capitalization of 25.1%.

     The Company's Consolidated Financial Statements for the year ended December 31, 1997, 1996 and 1995 reflect partial period results for acquisitions, dispositions and expansions made during each respective year. These statements also include the lease-up of previously vacant space, related to the properties
owned by the Company as of January 1, 1997, 1996 and 1995, respectively.   The
Company's

1996 acquisitions included three additional properties and 1997 acquisitions include one additional property previously owned by entities in which certain executive officers of the Company had an interest. These transactions satisfied the Company's investment criteria and were approved by the Company's independent trustees.

     Finally, the historical results of the Company reflect the Company's significant property redevelopment and development activities in which substantial capital costs and related expenses were incurred in advance of receipt of rental income. At December 31, 1997, the Company and its subsidiaries had $26 million invested in build-to-suit projects under development which were not producing income as of the end of the year. Four of the Company's properties preceding the Company's initial public offering in 1993, with a total area of approximately 1.9 million square feet, were property redevelopments. The Company has added nine properties totaling 4.5 million square feet that the Company has redeveloped or is currently holding the property to redevelop. Redevelopments are typically larger properties that are acquired, subdivided and released. During construction, certain costs are capitalized; however, in certain circumstances, such costs are expended after completion but prior to leasing, resulting in a decline in net income.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     Total revenues increased by $22.6 million or 35.7% over the same period last year. The revenues of the Company are derived primarily from base rents and additional rents from expense reimbursements, pursuant to the terms of tenant leases for occupied space at the warehouse/industrial properties. Warehouse/industrial properties represented approximately 98% of the gross leasable area of the Company's portfolio as of December 31, 1997.

     Rental revenues increased by $15.4 million in 1997. This was due in part to a full period of income from thirteen warehouse/industrial properties totaling 3.3 million square feet acquired in 1996 net of seven property dispositions. Also, this increase was attributable to twenty-one properties acquired totaling 7.1 million square feet and six build-to-suit properties coming on-line totaling 1.5 million square feet in 1997, net of three property dispositions. The initial annualized minimum net rental income from the 1997 acquisition and completed build-to-suit properties is approximately $25 million.

     In addition, mortgage interest income contributed approximately $632,000 to the increase in revenue. Real estate fee income primarily consisting of fees earned by the Company in connection with its build-to-suit and development activities and third party management fees decreased by $2.0 million. The Company's equity in net income of affiliate increased by $1.1 million due to the affiliate's increase in property and build-to-suit sales. The Company's unconsolidated affiliate, CenterPoint Realty Services, began operations during the third quarter of 1995 and did not recognize income from development activities until 1996.

     On a "same-store" basis (comparing the results of operations, on a cash basis, of the properties owned at December 31, 1996, with the results of operations of the same properties at December 31, 1997), the Company recognized an increase of approximately 6% in net operating income primarily due to lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

     Real estate tax expense and property operating and leasing expense increased by $8.4 million, from $20.8 million in 1996 to $29.2 million in 1997. $5.2 million of the increase is due to real estate taxes. The majority of the real estate tax increase, $5.0 million, resulted from 1995 and 1996 acquisitions and the balance, $0.2 million, from net tax increases throughout the portfolio with the largest increase in Cook County, Illinois. Property operating and leasing expenses, including insurance, utilities, repairs and maintenance and property management costs increased at levels comparable to the level of acquisitions. Also, property operating and leasing costs as a percentage of total revenues remained consistent when comparing 1997 to 1996 at approximately 14%.

     Depreciation and other amortization increased by $4.7 million, from $10.6 million in 1996 to $15.3 million in 1997. The increase is due primarily to full period depreciation on acquisitions completed during 1996 and depreciation from dates of acquisition for the 1997 acquisitions and fixed asset additions. General and administrative expenses increased by $0.5 million, from $2.6 million in 1996 to $3.1 million in 1997, due primarily to the growth of the Company.

     Interest incurred increased by approximately $206,000 over last year. Although the acquisition level was higher during 1997, interest expense was held to approximately the same level as 1996 due to the repayment of debt from public offerings of common equity in March and preferred equity in November, 1997, and reduced borrowing rates. Other income (expenses) increased by approximately $208,000 from the same period last year due in part to the gain on disposition of one property totaling approximately $140,000 in 1997. The remaining net increase was the result of losses recorded on the disposition of three properties in 1996.

     As a result of the factors described above, income before extraordinary item increased by $9.3 million from $18.3 million in 1996 to $27.6 million in 1997, an increase of 50.8%. Earnings before interest, income taxes, depreciation and amortization increased by $13.9 million, from $39.9 million in 1996 to $53.8 million in 1997.

     In 1996, the Company incurred an extraordinary loss of $3.3 million representing a write off of unamortized deferred financing costs as a result of the re-financing of its outstanding revenue bonds. In addition, the Company replaced its $92 million secured lines of credit with a $135 million unsecured credit facility at a significant savings in interest. No debt was re-financed in 1997, and the unsecured credit facility was increased to $150 million.


 COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Total revenues in 1996 increased by $16.3 million or 34.9% over 1995. Tenants occupied approximately 95% of the gross leasable area of the Company's portfolio as of December 31, 1996.

     Rental revenues increased by $8.0 million in 1996 primarily because of full period income from sixteen warehouse/industrial properties acquired totaling 2.7 million square feet in 1995 and thirteen warehouse/industrial properties acquired totaling 3.3 million square feet in 1996 net of seven property disposals. Initial minimum net rental income from the 1996 acquisition properties is approximately $13.1 million. In addition, mortgage interest income from mortgage financing activities, which originated in December, 1995, contributed $1.4 million to the increase in revenue. Real estate fee income primarily consisting of fees earned by the Company in connection with its build-to-suit and development activities and third party management fees increased by $3.7 million. Also, equity in net income of affiliate increased by $1.0 million due to their increased activity in build-to-suit activity. The Company's unconsolidated affiliate, CenterPoint Realty Services, began operations during the third quarter of 1995 and did not recognize income from development activities until 1996.

     On a "same-store" basis (comparing the results of operations, on a cash basis, of the properties owned at December 31, 1995, with the results of operations of the same properties at December 31, 1996), the Company recognized an increase of approximately 4% in net operating income primarily due to lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

     Total operating expenses, excluding general and administrative expenses, interest, depreciation and amortization, increased by $6.0 million, from $14.8 million in 1995 to $20.8 million in 1996. $4.1 million of the increase was due to real estate taxes. The majority of the real estate tax increase, $3.3 million, resulted from 1995 and 1996 acquisitions and the balance, $0.8 million, from tax increases throughout the portfolio, with the largest increase in Cook County, Illinois. Property operating and leasing expenses increased at levels comparable to the level of acquisitions.

     Depreciation and other amortization increased by $2.1 million, from $8.5 million in 1995 to $10.6 million in 1996. The increase is due primarily to full period depreciation on acquisitions completed during 1995 and depreciation from dates of acquisition for the 1996 additions. General and administrative expenses increased by $0.4 million, from $2.1 million in 1995 to $2.5 million in 1996, due primarily to the growth of the Company.

     Interest incurred decreased by $1.7 million over the same period in 1995 due in part to the conversion to common stock of $8.9 million of convertible subordinated debentures. Although the acquisition level was higher during 1996, interest expense was held to approximately the same level as 1995 due to the repayment of debt from a public offering that closed in July, 1996, and reduced borrowing rates. Other expenses increased by approximately $84,000 from the same period last year due to the loss on disposition of three properties totaling approximately $72,000.

     As a result of the factors described above, income before extraordinary item increased by $9.5 million from $8.8 million in 1995 to $18.3 million in 1996, an increase of 108.0%. Earnings before interest, income taxes, depreciation and amortization increased by $9.9 million, from $30.0 million in 1995 to $39.9 million in 1996.

     In 1996 and 1995, the Company incurred an extraordinary loss of approximately $3.3 million and approximately $0.6 million, respectively, representing the write-off of unamortized deferred financing costs as a result of the early extinguishment of certain debt obligations resulting from the Company's debt transactions.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. However, cash flow from operations during 1997 of $39.4 million net of $31.1 million of current year distributions provided $8.3 million of retained capital to fund investment activities. The Company expects retained capital to fund future investment activities.

     Acquisitions, construction in progress on development projects, advances to affiliate, advances on mortgage notes receivable, and improvements and additions to properties of approximately $226.5 million for 1997 were funded with borrowings under the Company's unsecured line of credit totaling $211.7 million, a portion of proceeds from the disposition of real estate of $13.5 million, repayment of mortgage notes receivable of $5.7 million and a portion of the net proceeds from the March 6, 1997 public offering of common shares.

     At December 31, 1997, the Company's debt constituted approximately 25.1% of its fully diluted market capitalization. Also, the Company's coverage ratio remained high at 6 to 1. The Company's fully diluted equity market capitalization was approximately $774 million, and its fully diluted total market capitalization exceeded $1.0 billion. The Company's leverage ratios benefited during 1997 from the conversion of approximately $2.6 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 144,640 common shares.

     At December 31, 1997, the Company had a $150 million unsecured credit facility co-led by First Chicago NBD and Lehman Brothers with participating banks. As of December 31, 1997, the Company had outstanding borrowings of approximately $97.7 million under the unsecured revolving line of credit (approximately 9.5% of the Company's fully diluted market capitalization), and the Company had remaining availability of approximately $52.3 million under its unsecured line of credit.

     On September 18, 1997, the Company issued $55 million unsecured tax-exempt bonds for the development costs of the Company's O'Hare Express air freight center. With the completion of this issue, 34% of the Company's senior debt (excluding line of credit) was tax exempt as of December 31, 1997, saving approximately 200 basis points on average from comparable taxable financing.

     On March 6, 1997, the Company completed a public offering of 2,250,000 common shares at $31.50 per share under a shelf registration statement. Net proceeds from the offering after the underwriting discounts and other offering costs were approximately $66.8 million. The proceeds of the offering were used to refund approximately $58.2 million outstanding under the Company's line of credit with the balance of $8.6 million to fund investments.

     On November 10, 1997, the Company completed a public offering of 3,000,000 shares of 8.48% preferred at $25 per share under a shelf registration statement. Net proceeds from the offering after underwriting discounts and other offering costs were approximately $71.9 million. The proceeds of the offering were used to refund amounts outstanding under the Company's line of credit.

     In February, 1998, Duff & Phelps Credit Rating Co. joined Moody's Investors Service's January, 1997 evaluation by assigning investment grade rating to the Company's senior unsecured debt and preferred stock issuable under the Company's shelf registration and convertible subordinated notes. Also in 1997, Standard and Poors assigned an investment grade rating to the Company's senior unsecured debt. These investment grade ratings further enhance the Company's financial flexibility.

     As of December 31, 1997, the Company had approximately $36.5 million in restricted cash, $34.6 million of which was held in a construction escrow for the Company's build-to-suit development at O'Hare Express Center. Most of the remainder of the restricted cash is made up of real estate tax escrows for tenants requiring such escrows under the terms of their leases.

     During 1997, the Company declared and paid distributions on common shares of $27.2 million or $1.68 per share and on class B common shares of $3.9 million or $1.73 per share. Also, in 1997, the Company declared dividends on preferred shares of $1.43 million or $0.477 per share, payable in January 1998. The dividends on preferred shares attributable to 1997 income, which appear on the Company's Consolidated Statements of Operations and Shareholders' Equity were $901 thousand or $0.30 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases and
(ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases.

     The Company has considered its short-term (one year or less) capital needs, in conjunction with its estimated future cash flow from operations and other expected sources. The Company believes that its ability to fund operating expenses, building improvements, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code, will be met by recurring operating and investment revenue and other real estate income.

     Long-term (greater than one year) capital needs for property acquisitions, scheduled debt maturities, major redevelopment projects, expansions, and construction of build-to-suit properties will be supported through draws on the Company's unsecured line of credit, the issuance of long-term unsecured indebtedness and the issuance of equity securities.
-
INFLATION

     Inflation has not had a significant impact on the Company because of the relatively low inflation rates in the Company's markets of operation. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the leases are for remaining terms less than five years which may enable the Company to replace existing leases with new leases at higher base rental rates if rents of existing leases are below the then-existing market rate.

ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for financial statements for years beginning after December 15, 1997. SFAS No. 130 requires the reporting of comprehensive income beginning 1998 and SFAS No. 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company plans to adopt SFAS No. 130 and No. 131 in 1998.

YEAR 2000 COMPLIANCE

     In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement a new computerized real estate management system. The Company is addressing the issue through a combination of modifications to existing programs and conversion to Year 2000 compliant software. In addition, the Company is discussing with its tenants, vendors, and other service providers the possibility of any interface difficulties relating to the Year 2000 issue which may effect the Company. If the Company and those it conducts business with do not make modifications or conversions in a timely manner, the Year 2000 issue may have a material adverse affect on the Company's business, financial condition, and results of operations. The total cost associated with the required modifications is not expected to be material to the Company's consolidated results of operations and financial position, and is being expensed as incurred.

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

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of  this report:

          (1) (2) The consolidated financial statements and related schedules indicated in Part II, Item 8, "Financial Statements and Supplementary Data."

          (3) Exhibit 10.51 - Amended and Restated Unsecured Revolving Credit Agreement among the Company, The First National Bank of Chicago, Lehman Brothers Holdings and the other lenders named therein

          (4)       Exhibit 10.52 - Third Amendment to Stock Option Plan

          (5)       Exhibit 10.53 - First Amendment to Credit Agreement

          (6) Exhibit 12 - Computation of Ratio of Combined Earnings to Fixed Charges and Preferred Dividends

          (7)       Exhibit 13 - Annual Report to Security Holders

          (8)       Exhibit 23 - Consent of Independent Accountants

          (9)       Exhibit 27 - Financial Data Schedule

          The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (File No. 33-69710), referencing the exhibit numbers used in such Registration Statement:


          Exhibit Number      Description
          --------------      ------------
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


          Exhibit Number      Description
          --------------      ------------
          10.1                Stock Option Plan


          The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (File No. 33-85440), referencing the numbers used in such Registration Statement:


          Exhibit Number      Description
          --------------      ------------
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


          Exhibit Number      Description
          --------------      ------------
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


          Exhibit Number      Description
          --------------      ------------
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


          Exhibit Number      Description
          --------------      ------------
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

          The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-18235), referencing the exhibit numbers used in such Form S-3:


          Exhibit Number      Description
          --------------      ------------
          4.3                 Form of Senior Securities Indenture

          4.4                 Form of Subordinated Securities Indenture


          The following exhibits are incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1996, referencing the numbers used in such Form 10-K:


          Exhibit Number      Description
          --------------      ------------

          10.44     Second Amendment to Stock Option Plan

          10.45     Settlement Agreement and Mutual Release

          10.46     Employment Separation Agreement between the Company and
                    Robert L. Stovall

          10.47     Documents relating to City of Gary, Indiana Revenue
                    Refinancing Bonds, Series 1996A and Series 1996B, of the
                    Miller Partnership, L.P.

          10.48     First Amendment to Unsecured Revolving Credit Agreement

          10.49     Second Amendment to Unsecured Revolving Credit Agreement

          21        List of Subsidiaries


          The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 333-33515), referencing the numbers used in such Form S-4:


          Exhibit Number      Description
          --------------      -----------

          2                   Plan of Reorganization

          3.3                 Declaration of Trust of the Registrant

          3.4                 By-Laws of the Registrant


          The following exhibits are incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to Form S-4 (File No. 333-33515), referencing the numbers used in such Pre-Effective Amendment No. 1:


          Exhibit Number      Description
          --------------      -----------

          4.1 Form of certificate representing common shares of beneficial interest in the Registrant

          4.2  Form of certificate representing 8.22% Convertible Subordinated
               Debentures

          4.4  Form of First Supplemental Indenture


          The following exhibits are incorporated by reference from the Registrant's Form 8-A filed on November 5, 1997, referencing the numbers used in such Form 8-A:


          Exhibit Number      Description
          --------------      -----------
          1      Articles Supplementary to the Declaration of Trust of the
                 Registrant establishing and fixing the rights and
                 preferences of the Series A Preferred Shares

          4 Form of certificate representing Series A Preferred Shares of beneficial interest in the Registrant


          The following exhibits are incorporated by reference from the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1997, referencing the numbers used in such Form 10-Q:


          Exhibit Number      Description
          --------------      ------------
          10.50  Documents relating to $55 million City of Chicago
                 Variable/Fixed Rate Demand Special Facilities Airport
                 Revenue Bonds (CenterPoint O'Hare, L.L.C. Project) Series
                 1997


     (b) During the fourth quarter of 1997, the Company filed a Current Report on Form 8-K on December 30, 1997 to report the acquisition by the Company of properties which constituted more than 10% of the total assets of the Company and its consolidated subsidiaries.

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

                              CENTERPOINT PROPERTIES TRUST,
                                 a Maryland corporation


                              By:  /s/ John S. Gates, Jr.
                                   ---------------------------------------------
                                   John S. Gates, Jr., President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

                              By:  /s/ Paul S. Fisher
                                   ---------------------------------------------
                                   Paul S. Fisher, Executive Vice
                                   President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capaciies and on the dates indicated.



SIGNATURE                     NAME AND TITLE                     DATE
---------                ----------------------            ---------------


/s/ Martin Barber        Martin Barber, Chairman            March 16, 1998
----------------------   and Trustee


/s/ John S. Gates, Jr.   John S. Gates, Jr., President      March 16, 1998
----------------------
                         Chief Executive Officer and
                         Trustee

/s/ Robert L. Stovall    Robert L. Stovall, Vice            March 16, 1998
----------------------   Chairman and Trustee


/s/ Nicholas C. Babson   Nicholas C. Babson, Trustee        March 16, 1998
----------------------

/s/ Alan D. Feld         Alan D. Feld, Trustee              March 16, 1998
----------------------

/s/ John J. Kinsella     John J. Kinsella, Trustee          March 16, 1998
----------------------

/s/ Thomas E. Robinson   Thomas E. Robinson,                March 16, 1998
----------------------   Trustee

                          CENTERPOINT PROPERTIES TRUST
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                          PAGE(S)
Consolidated Financial Statements:

     Report of Independent Accountants................................      F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1996.....      F-3

     Consolidated Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995...............................      F-4

     Consolidated Statements of Shareholders' Equity for
       the years ended December 31, 1997, 1996 and 1995...............      F-5

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995...............................      F-6

Notes to Consolidated Financial Statements............................  F-7 to F-18

Financial Statement Schedules:

     Schedule  II - Valuation and Qualifying Accounts.................      F-19

     Schedule III - Real Estate and Accumulated Depreciation..........  F-20 to F-25

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
CenterPoint Properties Trust


     We have audited the accompanying consolidated balance sheets of CenterPoint Properties Trust and Subsidiaries (formerly CenterPoint Properties Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CenterPoint Properties Trust and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                       COOPERS & LYBRAND L.L.P.
Chicago, Illinois
February 10, 1998

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                     ASSETS

                                                                                           DECEMBER 31,
                                                                                       1997           1996
                                                                                     --------        -------
Assets:
  Investment in real estate:
    Land and leasehold                                                               $123,014        $72,004
    Buildings                                                                         414,314        284,626
    Building improvements                                                              64,372         43,583
    Furniture, fixtures, and equipment                                                 13,912         10,429
    Construction in progress                                                           26,034         18,392
                                                                                     --------        -------
                                                                                      641,646        429,034
    Less accumulated depreciation and amortization                                     44,352         30,206
                                                                                     --------        -------
      Net investment in real estate                                                   597,294        398,828

  Cash and cash equivalents                                                             1,652          1,070
  Restricted cash and cash equivalents                                                 36,509            977
  Tenant accounts receivable, net                                                      12,416         10,193
  Mortgage notes receivable                                                            30,297         22,665
  Investment in and advances to affiliate                                              11,143          9,673
  Prepaid expenses and other assets                                                     3,303          3,630
  Deferred expenses, net                                                                6,661          4,170
                                                                                     --------        -------
                                                                                     $699,275       $451,206
                                                                                     --------        -------
                                                                                     --------        -------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                                                             $106,295       $114,451
  Line of credit                                                                       97,700         46,100
  Bonds payable                                                                        55,000
  Convertible subordinated debentures payable                                          11,740         14,380
  Notes payable                                                                            33          2,418
  Preferred dividends payable                                                             901
  Accounts payable                                                                     10,311          4,130
  Accrued expenses                                                                     24,410         17,914
  Rents received in advance and security deposits                                       4,759          3,700
                                                                                     --------        -------
                                                                                      311,149        203,093
                                                                                     --------        -------

Commitments and contingencies

Shareholders' equity:
  Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 and 0 issued and outstanding, respectively,
    having a liquidation preference of $25 per share ($75,000)                              3
  Common shares of beneficial interest, $.001 par value, 47,727,273 shares
    authorized; 16,891,951 and 14,333,231 issued and outstanding, respectively             17             14
  Class B common shares of beneficial interest, $.001 par value, 2,272,727
    shares authorized; 2,272,727 issued and outstanding                                     2              2
  Additional paid-in-capital                                                          420,743        276,142
  Retained earnings (deficit)                                                         (32,142)       (27,726)
  Unearned compensation - restricted stock                                               (497)          (319)
                                                                                     --------        -------
    Total shareholders' equity                                                        388,126        248,113
                                                                                     --------        -------
                                                                                     $699,275       $451,206
                                                                                     --------        -------
                                                                                     --------        -------


    The accompanying notes are an integral part of these consolidated financial statements.

                   CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                     1997          1996           1995
                                                                                   -------       -------        -------
Revenue:
  Operating and investment revenue:
    Minimum rents                                                                  $57,519       $42,107        $34,066
    Straight-line rents                                                              2,732         2,087          1,349
    Expense reimbursements                                                          18,228        11,413          8,781
    Mortgage interest income                                                         2,146         1,514             84
                                                                                   -------       -------        -------

      Total operating and investment revenue                                        80,625        57,121         44,280
                                                                                   -------       -------        -------

  Other revenue:
    Real estate fee income                                                           3,159         5,140          2,639
    Equity in net income of affiliate                                                2,174         1,069             33
                                                                                   -------       -------        -------

      Total other revenue                                                            5,333         6,209          2,672
                                                                                   -------       -------        -------

      Total revenue                                                                 85,958        63,330         46,952
                                                                                   -------       -------        -------

Expenses:
  Real estate taxes                                                                 17,091        11,868          7,719
  Property operating and leasing                                                    12,091         8,883          7,055
  General and administrative                                                         3,105         2,567          2,150
  Depreciation and amortization                                                     15,278        10,648          8,456
  Interest expense:
    Interest incurred, net                                                          10,071         9,865         11,562
    Amortization of deferred financing costs                                           800         1,127          1,150
                                                                                   -------       -------        -------

      Total expenses                                                                58,436        44,958         38,092
                                                                                   -------       -------        -------

      Operating income                                                              27,522        18,372          8,860

Other income (expense)                                                                 108          (100)           (16)
                                                                                   -------       -------        -------

Income before extraordinary item                                                    27,630        18,272          8,844

Extraordinary item, early extinguishment of debt                                                  (3,331)          (632)
                                                                                   -------       -------        -------

Net income                                                                          27,630        14,941          8,212

  Preferred dividends                                                                 (901)         (947)        (1,002)
                                                                                   -------       -------        -------

Net income available to common shareholders                                        $26,729       $13,994         $7,210
                                                                                   -------       -------        -------
                                                                                   -------       -------        -------

Per share net income available to common shareholders
  before extraordinary item:
    Basic                                                                            $1.43         $1.25          $0.85
    Diluted                                                                          $1.41         $1.22          $0.84

Per share net income available to common shareholders:
    Basic                                                                            $1.43         $1.01          $0.78
    Diluted                                                                          $1.41         $0.99          $0.77

Distributions per common share                                                       $1.68         $1.62          $1.56


    The accompanying notes are an integral part of these consolidated financial statements.

                   CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                       CLASS B COMMON
                                                   PREFERRED SHARES        SHARES         COMMON SHARES   ADDITIONAL  RETAINED
                                                   ----------------  -----------------  -----------------
                                                   NUMBER             NUMBER             NUMBER            PAID-IN    EARNINGS
                                                  OF SHARES  AMOUNT  OF SHARES  AMOUNT  OF SHARES  AMOUNT  CAPITAL    (DEFICIT)
                                                  ---------  ------  ---------  ------  ---------  ------  -------    ---------
Balance, January 1, 1995                                  0      $0          0      $0  6,415,883      $6  $69,871     ($10,861)
  Issuance of common shares,
    less $5,160 of offering costs                                                       2,736,700       3   45,446
  Shares issued for purchase of property                                                   48,261            1,122
  Issuance of convertible preferred shares
    in private offering                           2,272,727       2                                         49,998
  Conversion of convertible subordinated
    debentures to common shares                                                         1,137,165       1   20,315
  Shares issued for stock options exercised                                                   600              11
  Incentive share awards                                                                   17,499             341
  Director share awards                                                                     2,850              57
  Amortization of unearned compensation
  Distributions declared on common shares,
    $1.56 per share                                                                                                     (14,951)
  Distributions declared on convertible
    preferred shares,  $0.44 per share                                                                                   (1,002)
  Net income                                                                                                              8,212
                                                  ---------  ------  ---------  ------  ---------  ------  -------    ---------
Balance, December 31, 1995                        2,272,727     2            0       0 10,358,958      10  187,161      (18,602)
  Issuance of common shares,
    less $2,387 of offering costs                                                       3,450,000       3   79,547
  Conversion of convertible preferred shares
    to Class B common shares                     (2,272,727)   (2)  2,272,7272       2
  Conversion of convertible subordinated
    debentures to common shares                                                           485,680       1    8,683
  Shares issued for stock options exercised                                                27,787              508
    Incentive shares awards                                                                 8,290              186
    Director shares awards                                                                  2,516               57
  Amortization of unearned compensation
  Distributions declared on common shares,
    $1.62 per share                                                                                                     (20,277)
  Distributions declared on convertible
    preferred shares,  $0.42 per share                                                                                     (947)
  Distributions declared on Class B common
    shares, $1.25 per share                                                                                              (2,841)
  Net income                                                                                                             14,941
                                                  ---------  ------  ---------  ------  ---------  ------  -------    ---------
Balance, December 31, 1996                                0    0     2,272,727       2 14,333,231      14  276,142      (27,726)
  Issuance of common shares,
    less $4,054 of offering costs                                                       2,250,000       2   66,819
  Issuance of preferred shares,
    less $3,101 of offering costs                 3,000,000    3                                            71,896

  Conversion of convertible subordinated
    debentures to common shares                                                           144,640            2,564
  Shares issued for stock options exercised                                               149,715       1    2,873
    Incentive share awards                                                                 12,444              392
  Director share awards                                                                     1,921               57
    Amortization of unearned compensation
  Distributions declared on common shares,
    $1.68 per share                                                                                                     (27,221)
  Distributions declared on preferred shares,
    $0.30 per share                                                                                                        (901)
  Distributions declared on Class B common
    shares, $1.73 per share                                                                                              (3,924)
  Net income                                                                                                             27,630
                                                  ---------  ------  ---------  ------  ---------  ------  -------    ---------
Balance, December 31, 1997                        3,000,000      $3  2,272,727      $2 16,891,951     $17 $420,743     ($32,142)
                                                  ---------  ------  ---------  ------  ---------  ------  -------    ---------
                                                  ---------  ------  ---------  ------  ---------  ------  -------    ---------


                                                  UNEARNED
                                                COMPENSATION-   TOTAL

                                                 RESTRICTED  SHAREHOLDERS'
                                                   SHARES       EQUITY
                                                   -------    ---------
Balance, January 1, 1995                                $0      $59,016
  Issuance of common shares,
    less $5,160 of offering costs                                45,449
  Shares issued for purchase of property                          1,122
  Issuance of convertible preferred shares
    in private offering                                          50,000
  Conversion of convertible subordinated
    debentures to common shares                                  20,316
  Shares issued for stock options exercised                          11
  Incentive share awards                              (341)
  Director share awards                                              57
  Amortization of unearned compensation                 90           90

    $1.56 per share                                             (14,951)
  Distributions declared on convertible
    preferred shares,  $0.44 per share                           (1,002)
  Net income                                                      8,212
                                                   -------    ---------
Balance, December 31, 1995                            (251)     168,320
  Issuance of common shares,
    less $2,387 of offering costs                                79,550
  Conversion of convertible preferred shares
    to Class B common shares
  Conversion of convertible subordinated
    debentures to common shares                                   8,684
  Shares issued for stock options exercised                         508
    Incentive shares awards                           (186)
    Director shares awards                                           57
  Amortization of unearned compensation                118          118
  Distributions declared on common shares,
    $1.62 per share                                             (20,277)
  Distributions declared on convertible
    preferred shares,  $0.42 per share                             (947)
  Distributions declared on Class B common
    shares, $1.25 per share                                      (2,841)
  Net income                                                     14,941
                                                   -------    ---------
Balance, December 31, 1996                            (319)     248,113
  Issuance of common shares,
    less $4,054 of offering costs                                66,821
  Issuance of preferred shares,
    less $3,101 of offering costs                                71,899
  Conversion of convertible subordinated
    debentures to common shares                                   2,564
  Shares issued for stock options exercised                       2,874
    Incentive share awards                            (392)
  Director share awards                                              57
    Amortization of unearned compensation               214         214
  Distributions declared on common shares,
    $1.68 per share                                             (27,221)
  Distributions declared on preferred shares,
    $0.30 per share                                                (901)
  Distributions declared on Class B common
    shares, $1.73 per share                                      (3,924)
  Net income                                                     27,630
                                                   -------    ---------
Balance, December 31, 1997                           ($497)    $388,126
                                                   -------    ---------
                                                   -------    ---------

    The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                            1997           1996           1995
                                                          -------        -------         ------
Cash flows from operating activities:
   Net income                                             $27,630        $14,941         $8,212
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Extraordinary item-early extinguishment of debt                       3,331            632
     Bad debts                                                279            462            433
     Depreciation                                          14,275         10,199          8,161
     Amortization of deferred financing costs                 800          1,127          1,150
     Other amortization                                     1,003            449            295
     Straight-line rents                                   (2,732)        (2,087)        (1,349)
     Incentive stock awards                                   271            175            147
     Interest on converted debentures                          12             77            235
     Equity in net income of affiliate                     (2,174)        (1,069)           (33)
     (Gain) / loss on disposal of real estate                (140)            60
     Net changes in:
       Tenant accounts receivable                            (973)           197         (2,654)
       Prepaid expenses and other assets                     (205)          (937)          (293)
       Rents received in advance and security deposits        317            589            119
       Accounts payable and accrued expenses                1,048          2,036          1,418
                                                          -------        -------         ------
Net cash provided by operating activities                  39,411         29,552         16,473
                                                          -------        -------         ------

Cash flows from investing activities:
   Change in restricted cash and cash equivalents         (35,532)           325              5
   Acquisition of real estate                            (121,661)       (85,268)       (61,881)
   Construction in progress                               (26,625)       (17,063)
   Improvements and additions to properties               (42,441)       (12,575)        (5,031)
   Disposition of real estate                              13,510         18,991          2,384
   Change in deposits on acquisitions                       1,303          1,037           (502)
   Issuance of mortgage notes receivable                  (16,115)       (18,523)        (9,588)
   Repayment of mortgage notes receivable                   5,670          5,543
   Investment in and advances to affiliate                (19,639)        (1,048)        (5,324)
   Receivables from affiliates and employees                   (3)           106            274
   Additions to deferred expenses                          (3,803)        (3,079)        (2,893)
                                                          -------        -------         ------
Net cash used in investing activities                    (245,336)      (111,554)       (82,556)
                                                          -------        -------         ------

Cash flows from financing activities:
   Proceeds from sale of preferred shares                  75,000                        50,000
   Proceeds from sale of common shares                     73,749         82,445         50,620
   Offering costs paid                                     (7,155)        (2,387)        (4,386)
   Proceeds from line of credit                           211,650         46,100
   Repayment of line of credit                           (160,050)
   Proceeds from issuance of bonds payable                 55,000         45,882         50,000
   Repayments of mortgage notes payable                    (8,156)       (62,705)       (63,930)
   Repayments of notes payable                             (2,385)          (123)          (112)
   Distributions                                          (31,145)       (29,017)       (13,650)
   Conversion of convertible subordinated
    debentures payable                                         (1)            (1)            (1)
                                                          -------        -------         ------
Net cash provided by financing activities                 206,507         80,194         68,541
                                                          -------        -------         ------
Net change in cash and cash equivalents                       582         (1,808)         2,458
Cash and cash equivalents, beginning of the year            1,070          2,878            420
                                                          -------        -------         ------
Cash and cash equivalents, end of year                     $1,652         $1,070         $2,878
                                                          -------        -------         ------
                                                          -------        -------         ------

   The accompanying notes are an integral part of these consolidated financial statements

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


1.   ORGANIZATION

     CenterPoint Properties Trust (the "Company"), a Maryland trust, and its subsidiaries, owns and operates primarily warehouse/industrial properties in the metropolitan Chicago area and operates as a real estate investment trust.

     On October 15, 1997, the Company completed a reorganization pursuant to which it converted from a Maryland corporation to a Maryland real estate investment trust by means of a merger of CenterPoint Properties Corporation (the "Corporation") with and into the Company, which prior to the merger was a wholly-owned subsidiary of the Corporation, with the Company as the surviving entity. Pursuant to a Plan of Reorganization, which was approved by the stockholders of the Corporation at a Special Meeting of Stockholders held on October 1, 1997, each issued and outstanding share of common stock of the corporation, par value $.001 per share (the "Common Stock"), was converted into one common share of beneficial interest in the Company, par value $.001 per share (the "Common Shares"), each outstanding share of Class B common stock of the Corporation was converted into one Class B common share of beneficial interest (the "Class B Common Shares") in the Company; and the outstanding principal amount of the Corporation's 8.22% Convertible Subordinated Debentures due 2004 was assumed by the Company and converted into the same principal amount of 8.22% Convertible Subordinated Debentures due 2004 of the Company.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     Minimum rents are recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount that straight-line rental revenue exceeds rents due under the lease agreements. Unbilled rents receivable, included in tenants accounts receivable, at December 31, 1997 and 1996 were $5,075 and $4,099, respectively. Recoveries from tenants for taxes, insurance and other property operating expenses are recognized in the period the applicable costs are incurred.

     Real estate fee income includes tenant lease termination fees of $1,894 in 1997 and $1,200 in 1995.

     The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $272 and $748 as of December 31, 1997 and 1996, respectively.

     DEFERRED EXPENSES

     Deferred expenses consist principally of financing fees and leasing commissions. Leasing commissions are amortized on a straight-line basis over the terms of the respective lease agreements ranging from 1 to 8 years. Financing costs are amortized over the terms of the respective loan agreements. Deferred expenses relating to debenture conversions of $86 and $257 were charged to paid-in capital in 1997 and 1996, respectively, and fully amortized deferred expenses of $1,207 and $57 were written off in 1997 and 1996, respectively. The balances are as follows:

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                         DECEMBER 31,
                                                                         ------------
                                                                       1997      1996
                                                                      ------    ------
          Deferred financing costs, net of accumulated
             amortization of $1,081 and $823                          $2,766    $2,019
          Deferred leasing and other costs, net of accumulated
             amortization of $1,478 and $1,387                         3,895     2,151
                                                                      ------    ------
                                                                      $6,661    $4,170
                                                                      ------    ------
                                                                      ------    ------

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

     The Company annually reviews the recoverability of the carrying value of its investment in real estate. The reviews are conducted by estimating the fair value of its properties generally by analysis and comparison of the capitalized values of the expected net operating cash flows of the properties. If management determines that an impairment of property has occurred, the carrying value of such property will be reduced to its fair value.

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

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INCOME TAXES

     The Company qualifies as a real estate investment trust ("REIT") under sections 856-860 of the Internal Revenue Code beginning January 1, 1994. In order to qualify as a REIT, the Company is required to distribute at

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

least 95% of its taxable income to shareholders and to meet certain asset and income tests as well as certain other requirements. As a REIT, the Company will generally not be liable for Federal income taxes, provided it satisfies the necessary distribution requirements. The distributions declared and paid for the years ended December 31, 1997, 1996 and 1995 represent a return of capital of approximately 12%, 51% and 54%, respectively.

     EARNINGS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which became effective for both interim and annual financial statement periods ending after December 15, 1997. As required by this statement, the Company adopted the new standards for computing and presenting earnings per share ("EPS") for 1997, and for all prior period earnings per share data presented. Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                          1997            1996           1995
                                                                         -------        -------         ------
Numerators:
  Income before extraordinary items                                      $27,630        $18,272         $8,844
    Dividends on preferred shares                                           (901)             -              -
    Dividends on convertible preferred stock                                   -           (947)        (1,002)
                                                                      ----------     ----------      ---------

    Income available to common shareholders
    before extraordinary item - for basic and diluted EPS                $26,729        $17,325         $7,842

  Extraordinary items                                                          -         (3,331)          (632)
                                                                      ----------     ----------      ---------

  Net income available to common shareholders - for
    basic and diluted EPS                                                $26,729        $13,994         $7,210
                                                                      ----------     ----------      ---------
                                                                      ----------     ----------      ---------

Denominators:

  Weighted average common shares outstanding - for
      basic EPS                                                       18,634,850     13,890,049      9,236,612
    Effect of dilutive securities - options                              312,280        285,913        121,810
                                                                      ----------     ----------      ---------
  Weighted average common shares outstanding - for
      diluted EPS                                                     18,947,130     14,175,962      9,358,422
                                                                      ----------     ----------      ---------
                                                                      ----------     ----------      ---------

     The assumed conversion of the convertible subordinated debentures into common shares for purposes of computing diluted EPS by adding interest expense for the debentures to the numerators and adding assumed share conversions to the denominators for 1997, 1996 and 1995 would be anti dilutive. The assumed conversion of the convertible preferred stock in 1996 and 1995 would also be anti dilutive.

     RECLASSIFICATIONS

     Certain items presented in the consolidated statements of operations for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

     ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

financial statements for years beginning after December 15, 1997. SFAS No. 130 requires the reporting of comprehensive income beginning 1998 and SFAS No. 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company plans to adopt SFAS No. 130 and No. 131 in 1998.

3.   PROPERTY ACQUISITIONS AND DISPOSITIONS

     During each of the years ended December 31, 1997 and 1996, the Company acquired twenty-one and fifteen properties, respectively, consisting principally of single-tenant buildings for an aggregate amount of approximately $124,923 and $103,532, respectively. Substantially all properties were acquired in singular transactions, and except for one transaction in 1997 and three transactions in 1996, were acquired from unrelated third parties. The properties were funded with borrowings under the Company's lines of credit, proceeds from properties sold during 1997 and 1996, from proceeds of public offerings of the Company's common shares completed on July 2, 1996 and March 6, 1997, and from proceeds of a public offering of the Company's preferred shares completed on November 10, 1997. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the results of operations of the acquired properties are included in the consolidated statements of operations from the dates of acquisition.

     The Company disposed of three properties during the year ended December 31, 1997 and eight properties during the year ended December 31, 1996. In 1997 and 1996, one and five of the properties, respectively, were disposed of in transactions that qualify as a tax-free exchange under applicable provisions of the Internal Revenue Code.

     Due to the effect of the July, 1996 public offering, the March, 1997 public offering, the November, 1997 public offering and the acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information is presented as if the 1995 and 1996 acquisitions and dispositions of properties, the July, 1996 public offering, and the corresponding repayment of certain debt had occurred on January 1, 1995, and as if the March, 1997 public offering, the November 1997 public offering, the corresponding repayment of certain debt, and the 1997 acquisitions and dispositions had all occurred on January 1, 1996 (or on the date the property first commenced operations with a third party tenant, if later). The unaudited pro forma information is based upon the historical consolidated statements of operations before any extraordinary items and does not purport to present what actual results would have been had the transactions, in fact, occurred at the beginning of 1996 or 1995, or to project results for any future period.

                                                                      PROFORMA FOR THE YEARS
                                                                  ENDED DECEMBER 31, (UNAUDITED)
                                                               -------------------------------------
                                                                1997           1996           1995
                                                               -------        -------        -------

     Total revenues                                            $91,669        $80,294        $57,411
     Total expenses                                             59,108         50,103         41,764
                                                               -------        -------        -------
     Income before extraordinary item                           32,561        30,191          15,647
     Preferred dividends                                        (6,360)        (7,307)        (1,002)
                                                               -------        -------        -------
     Income available to common shareholders
          before extraordinary item                            $26,201        $22,884        $14,645
                                                               -------        -------        -------
                                                               -------        -------        -------

     Per share income available to common shareholders
          before extraordinary item:
            Basic                                                $1.41          $1.28          $1.14
            Diluted                                              $1.38          $1.26          $1.13

4.   MORTGAGE NOTES RECEIVABLE

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     As of December 31, 1997 and 1996, the Company had notes receivable outstanding of $30,297 and $22,665, respectively, consisting of mortgage loans and construction loans. The notes bear interest from 8.25% to 11.25% and mature from March, 1998 to June, 2010.

     As of December 31, 1997 mortgage notes receivable mature as follows:

     1998........................................................     $ 20,646
     1999........................................................           24
     2000........................................................        8,782
     2001........................................................           41
     2002........................................................           50
     Thereafter..................................................          754
                                                                       -------
          Total..................................................      $30,297
                                                                       -------
                                                                       -------

     Based on borrowing rates available at the end of 1997 and 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes receivable approximates the carrying values.

     Land and buildings have been pledged as collateral for the above notes receivable.

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

     As of December 31, 1997 and 1996, the Company had an outstanding balance due from CRS of $7,868 and $6,333, respectively, under a demand loan with an interest rate of 8.125%. The proceeds of the loans were required for development projects.

     Summarized financial information of CRS is shown below.

Balance Sheets:

                                                     DECEMBER 31,
                                                     ------------
                                                  1997           1996
                                                  ----           ----
Assets:
   Investment in real estate                     $9,405        $10,024
   Notes receivable                               1,559
   Other assets                                     832          1,050
                                                -------        -------
                                                $11,796        $11,074
                                                -------        -------
                                                -------        -------

Liabilities:
   Note payable to affiliate                     $7,868         $6,333
   Other liabilities                                658          3,566
                                                -------        -------
                                                  8,526          9,899

Stockholder's equity                              3,270          1,175
                                                -------        -------
                                                $11,796        $11,074
                                                -------        -------
                                                -------        -------

Statements of Operations:

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                                 1997           1996
                                                 ----           ----
Total Income                                   $45,794        $16,000
Operating Expenses                             (42,269)       (14,261)
Provision for income taxes                      (1,329)          (659)
                                               -------        -------

Net income                                      $2,196         $1,080
                                               -------        -------
                                               -------        -------

6.   MORTGAGE NOTES PAYABLE

     MORTGAGE NOTES PAYABLE

     As of December 31, 1997 and 1996, the Company had mortgage notes payable outstanding of $84,075 and $92,231, respectively. The mortgage notes are collateralized by two designated pools of properties in both 1997 and 1996 and two and three other individual properties, at December 31, 1997 and 1996, respectively.

     One of the designated pool of properties consists of 20 properties collateralizing $50,000 bonds at December 31, 1997 and 1996, bearing interest of 7.62% and maturing in November, 2002. The second designated pool of properties consists of 18 properties collateralizing $30,000 of debt at December 31, 1997 and 1996, bearing interest of 6.91% and maturing in May, 1999.

     The other mortgage notes payable aggregate $4,075 and $12,231 at December 31, 1997 and 1996, respectively, and bear interest ranging from 6.9% to 8.0%. In October, 1997, $8,156 of mortgage notes were repaid. The mortgage notes outstanding as of December 31, 1997, mature from November, 1998 to October, 2000.

     Revenue Bonds

     As of December 31, 1997 and 1996, the Company had revenue bonds, consisting of Economic Development Revenue Bonds issued by the City of Gary, Indiana ($22,220 outstanding at December 31, 1997 and 1996) and
Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois ($55,000 outstanding at December 31, 1997).

     The Economic Development Revenue Bonds issued by the City of Gary, Indiana are collateralized by a letter of credit. The letter of credit contains certain financial covenants pertaining to the tangible net worth and liabilities in relation to portfolio value of the Company. In April 1996, the bonds outstanding at December 31, 1995 were refunded. The new bonds were issued in two series; $20,540,000 tax exempt and $1,680,000 taxable, bearing interest in the Weekly Adjustable Interest Rate Mode at a rate determined by the Remarketing Agent (4.20% on the tax exempt bonds and 6.10% on the taxable bonds at December 31, 1997). The new bonds require monthly payments of interest only and mature in March, 2031.

     The Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois are enhanced by a letter of credit. The letter of credit contains certain financial convenants pertaining to consolidated net worth. The tax-exempt bonds bear initial interest at a Weekly Adjustable Interest Rate, which from time to time may be changed by the Company, at a rate determined by the Remarketing Agent (3.95% at December 31, 1997). The bonds require monthly payments of interest only and mature in September, 2032. Of the original proceeds, the Company holds $34,593 in escrow at December 31, 1997 for future construction costs.

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

As of December 31, 1997 mortgage notes mature as follows:

     1998.....................................................       $  3,500
     1999.....................................................         30,000
     2000.....................................................            575
     2001.....................................................              0
     2002.....................................................         50,000
     Thereafter...............................................         77,220
                                                                     --------
          Total...............................................       $161,295
                                                                     --------
                                                                     --------

     Based on borrowing rates available to the Company at the end of 1997 and 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying values.

     Land, buildings and equipment related to such mortgages with an aggregate net book value of approximately $199,000 at December 31, 1997 have been pledged as collateral for the above debt.

7.   LINE OF CREDIT

     In October, 1996, the Company obtained a $135 million unsecured line of credit, and subsequently increased the line to $150 million in November 1997. The current interest rate is LIBOR plus .80% for LIBOR borrowings (a range of 6.8% to 6.863% at December 31, 1997) and Prime Rate (8.5% at December 31,
1997) for other borrowings. The Company may receive competitive bids for up to half its commitment (a range of 6.60% to 6.75% at December 31, 1997). The line requires payments of interest only when LIBOR contracts mature and monthly on borrowings under Prime Rate. The line matures on October 24, 1999. There is a fee of 1/5% per year on the total line commitment. At December 31, 1997 and 1996, the Company had $52,300 and $88,900, respectively, available under the line. As the line of credit is at a variable rate, the carrying value approximates fair value.

8.   EXTRAORDINARY ITEM

     In 1996 and 1995, the Company incurred losses of $3,331 (per share - basic $0.24; diluted $0.23) and $632 (per share - basic $0.07; diluted $0.07), respectively, representing a write off of unamortized deferred financing costs as a result of early extinguishment of certain debt obligations.

9.   CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE

     Concurrent with the initial public offering in December, 1993, the Company issued $58,500 of convertible subordinated debentures ("Debentures") due 2004. At December 31, 1997 and 1996, $11,740 and $14,380 of debentures were outstanding, respectively. The Debentures are unsecured general obligations of the Company and are subordinate to all existing and subsequently incurred indebtedness of the Company. The Debentures are optionally redeemable by the Company, at par, commencing December 4, 1998. Holders may convert the Debentures at any time, without premium, to Common Shares of the Company at a conversion price of $18.25 per share, subject to certain adjustments. The Debentures bear interest at 8.22% per annum, payable semiannually on January 15 and July 15 of each year, commencing July 15, 1994. During 1997, 1996 and 1995 debentures totaling $2,640, $8,864 and
$20,754, respectively, were converted into shares of common stock. Based principally on the conversion feature and share price of common stock at the end of 1997 and 1996, the fair value of the outstanding Debentures approximates $22,595 and $25,805, respectively.

10.  RELATED PARTY TRANSACTIONS

     In December 1997, the Company purchased a fully leased building, located in Des Plaines, Illinois, from a partnership, in which one of the Company's Senior Officers and a Company Director were limited partners, for

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

approximately $4.7 million. In June, 1996, the Company acquired three properties in which the Company's Chief Operations Officer and Director, and the Company's Executive Vice President of Acquisitions during 1996 had an interest and, in which they, continue to own an insignificant interest in two of the properties. The three properties were purchased for an aggregate amount of approximately $24.6 million. The above transactions satisfied the Company's investment criteria and were approved by the Company's independent directors.

     Notes payable at December 31, 1997 and 1996 includes amounts payable to related parties as a consequence of properties acquired and settlement of tax reimbursement obligations of the Company during 1996 totaling $33 and $483, respectively.

11.  SHAREHOLDERS' EQUITY

     COMMON SHARES OF BENEFICIAL INTEREST

     As of December 31, 1997 the Company has reserved 584,229 Common Shares for future issuance under the 1993 Stock Option Plan, 119,596 Common Shares for future issuance under the 1995 Restricted Stock Incentive Plan, 67,713 Common Shares for future issuance under the 1995 Director Stock Plan, 643,288 Common Shares for issuance upon the conversion of the Debentures and 1,000,000 Common Shares for future issuance under the dividend reinvestment and stock purchase plan.

     CLASS B COMMON SHARES OF BENEFICIAL INTEREST

     On September 22, 1995, the Company completed a $50 million private equity placement of non-voting preferred shares of beneficial interest. In May, 1996, the preferred shares of beneficial interest automatically converted, on a share for share basis, to non-voting Class B Common Shares, upon shareholder approval of an amendment to the Company's charter permitting non-voting Class B Common Shares at the Company's annual meeting. The distribution on the non-voting shares is equal to the distribution paid on the voting shares of the Company plus an additional $.0468 per share. Unless previously converted, after three years, the shares will be converted to voting common shares on a share for share basis up to 4.9 percent of the Company's then outstanding voting shares with all shares to fully convert within ten years. As the shares convert to voting common, the distribution paid shall be the same as all other voting common shares.

     PREFERRED SHARES OF BENEFICIAL INTEREST

     On November 10, 1997, the Company issued 3 million shares of 8.48% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Preferred Shares") at a purchase price of $25 per share. Dividends on the Preferred Shares are cumulative from the date of issuance and payable quarterly commencing on January 30, 1998. The payment of dividends and amounts upon liquidation will rank senior to the Common Shares and Class B Common Shares, which are the only other shares of the Company currently outstanding. The Preferred Shares are not redeemable prior to October 30, 2002. On or after October 30, 2002 the Preferred Shares will be redeemable for cash at the option of the Company, in whole or part, at the redemption price of $25 per share, plus dividends accrued and unpaid to the redemption date. The Preferred Shares are not convertible into or exchangeable for any other property or securities of the Company.

     RESTRICTED STOCK INCENTIVE PLAN

     Under the terms of the 1995 Restricted Stock Incentive Plan, adopted in 1995 the Company initially reserved 150,000 common shares for future grants. In 1997, 1996 and 1995 certain key employees were granted 12,444, 8,290 and 9,670 restricted shares, respectively. Shares were awarded in the name of each of the participants, who have all the rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met.

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     Under the terms of the Company's Restricted Stock Grant Agreements, certain key employees were granted 7,829 restricted shares of the Company's common shares in 1995. Shares were awarded in the name of each of the employees, who have all the rights of other common shareholders, subject to certain restrictions and for future provisions. Restrictions on the shares expired one year after the date of the award.

     Unearned compensation is recorded at the date of awards based on the market value of shares. Unearned compensation, which is shown as a separate component of shareholders' equity, is being amortized to expense over the eight year vesting period. The amount amortized to expense during 1997, 1996 and 1995 was $214, $118 and $90, respectively.

     DIRECTOR STOCK PLAN

     The 1995 Director Stock Plan is for an aggregate of 75,000 common shares and provides that each independent director, upon election or re-election to the Board, may elect to receive 50% of his annual retainer fee in Common Shares at the market price on such date. In 1997, 1996 and 1995, 1,921, 2,516 and 2,850 Common Shares were issued under this plan, respectively. In connection with the issuance of such shares, $57, $57 and $57 was charged to expense in 1997, 1996 and 1995, respectively.

12.  STOCK OPTION PLAN

     The Company has adopted the 1993 Stock Option Plan (the "Plan") and in May, 1996, increased the maximum number of shares from 750,000 to 1,500,000 common shares of beneficial interest which may be granted for qualified and non-qualified options. The Company adopted the Plan to provide additional incentives to attract and retain directors, officers and key employees. The Plan was amended in 1995 to provide that each independent director receive an option for 3,000 common shares of beneficial interest at fair market value at the time of being elected or re-elected to the Board. Options are to be granted by the Compensation Committee of the Board of Directors. The term of the option shall be fixed by the Compensation Committee, but no option shall be exercisable more than 10 years after the date of grant.

     The options granted are at fair market value on the date of grant, are for 10 year terms and become exercisable in 20% annual increments after one year from date of grant. Option activity for the three years ended December 31, 1997 is as follows:

                                                              1997                   1996                    1995
                                                              ----                   ----                    ----
                                                                   WEIGHTED               WEIGHTED                WEIGHTED
                                                                    AVERAGE                AVERAGE                 AVERAGE
                                                                   EXERCISE               EXERCISE                EXERCISE
                                                       SHARES        PRICE     SHARES       PRICE      SHARES       PRICE
                                                       --------------------    ------------------      -------------------
Outstanding at beginning of year                       683,480      $19.20     606,839      $18.59     494,460      $18.37
   Granted                                             241,769       31.38     104,428       22,50     112,979       19.55
   Exercised                                          (149,715)      19.19     (27,787)      18.28        (600)      18.25
   Expired                                             (34,865)      24.73           -                       -
                                                       -------                 -------                 -------
Outstanding at end of year                             740,669      $22.92     683,480      $19.20     606,839      $18.59
                                                       -------                 -------                 -------
                                                       -------                 -------                 -------

Exercisable at end of year                             327,137                 282,784                 189,084

Available for future grant at year end                 584,229                 791,133                 145,561

Weighted average per share fair value of
   options granted during the year                       $3.65                   $2.43                   $2.41


                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              1997        1996        1995
                                              ----        ----        ----
   Risk free interest rate                    6.4%        6.1%        7.0%
   Dividend yield                             6.5%        6.5%        6.5%
   Expected lives                          6 years     6 years     6 years
   Expected volatility                       17.5%       17.4%       17.4%


    The following table summarized information about stock options at December 31, 1997:

                          OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          -------------------                       -------------------
                                         WEIGHTED
                                          AVERAGE     WEIGHTED                   WEIGHTED
                          NUMBER         REMAINING     AVERAGE      NUMBER        AVERAGE
        RANGE OF        OUTSTANDING     CONTRACTUAL   EXERCISE    EXERCISABLE    EXERCISE
     EXERCISE PRICE     AT 12/31/97         LIFE        PRICE     AT 12/31/97      PRICE
     --------------     -----------     -----------   --------    -----------    --------
     $18.25-$31.50        740,669        7.8 years     $22.92       327,137       $18.66

     The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan, accordingly, no compensation costs have been recognized. Had compensation costs for the Company's Plan been determined based on the fair value at the grant date for options granted in 1997, 1996 and 1995 in accordance with the method required by Statement of Financial Accounting Standards No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts as follows:

                                                  YEAR ENDED DECEMBER 31,
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          -------------------------------------
                                                 1997       1996      1995
                                                 ----       ----      ----
Net income available to common shareholders
   As reported                                  $26,729   $13,994    $7,210
   Pro forma                                     26,591    13,901     7,169

Per share net income available to common shareholders
   As reported
      Basic                                        1.43      1.01      0.78
      Diluted                                      1.41      0.99      0.77

   Pro forma
      Basic                                        1.43      1.00      0.78
      Diluted                                      1.40      0.98      0.77

13.  FUTURE RENTAL REVENUES

     Under existing noncancelable operating lease agreements as of December 31, 1997, tenants of the warehouse/industrial properties are committed to pay in aggregate the following minimum rentals:

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     1998 . . . . . . . . . . .      $ 60,765
     1999 . . . . . . . . . . .        52,448
     2000 . . . . . . . . . . .        43,926
     2001 . . . . . . . . . . .        35,683
     2002 . . . . . . . . . . .        29,339
     Thereafter . . . . . . . .        88,670
                                     --------
        Total . . . . . . . . .      $310,831
                                     --------
                                     --------

     At December 31, 1997, 630 of the total 682 apartments available for rental at the Lakeshore Dunes property were leased. Lease terms are generally for one year.

     No single tenant represented more than 10% of consolidated minimum rents in 1997, 1996 and 1995.

14.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                      1997           1996           1995
                                                                      ----           ----           ----
     Supplemental disclosure of cash flow information:
          Interest paid, net of interest capitalized               $ 11,820       $ 10,603        $13,344
          Interest capitalized                                          893            142             20
          Dividends declared, not paid                                  901              -          4,952
          Assignment of note receivable to affiliate                  4,650              -              -
          Repayment of advance from affiliate
            with real estate at book value                           24,993              -              -

     In conjunction with the property acquisitions, the Company assumed the following assets and liabilities:

          Purchase of real estate                                  $124,923       $103,532        $65,828
          Liabilites, net of other assets                            (3,262)        (4,956)        (2,250)
          Mortgage notes payable                                                   (13,308)          (575)
          Issuance of Common Stock                                                                 (1,122)
                                                                   --------       --------        -------
          Acquisition of real estate                               $121,661       $ 85,268        $61,881
                                                                   --------       --------        -------
                                                                   --------       --------        -------

     In conjunction with the property dispositions, the Company disposed of the following assets and liabilities:

          Sale of real estate                                      $(12,877)      $(22,481)       $(2,429)
          Liabilities, net of other assets                             (633)         1,421             45
          Mortgage notes payable                                                     2,069
                                                                   --------       --------        -------
          Disposition of real estate                               $(13,510)      $(18,991)       $(2,384)
                                                                   --------       --------        -------
                                                                   --------       --------        -------

     Conversion of convertible subordinated debentures payable:

          Convertible subordinated dentures converted                $2,640         $8,864        $20,754
          Common shares issued at $18.25 per share;
              144,640, 485,680 and 1,137,165                          2,639          8,863         20,753
          Cash disbursed for fractional shares                     $      1       $      1        $     1
                                                                   --------       --------        -------
                                                                   --------       --------        -------

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

15.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

     The Company has entered into several contracts for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.

     At December 31, 1997, seven of the properties owned are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006 for amounts which are greater than the net book value of the assets. The tenant at a property in Woodale, IL exercised its option to purchase the building in May, 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
CenterPoint Properties Trust


     Our report on the consolidated financial statements of CenterPoint Properties Trust and Subsidiaries is included as page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

     In our opinion, these financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Chicago, Illinois                      COOPERS & LYBRAND L.L.P.
February 10, 1998

                         CENTERPOINT PROPERTIES TRUST
                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II
                            (DOLLARS IN THOUSANDS)

                                                    BEGINNING    CHARGE TO COST                                    ENDING
                                                     BALANCE      AND EXPENSES     RECOVERIES     DEDUCTIONS(a)    BALANCE
                                                    ---------    --------------    ----------     ------------     -------
DESCRIPTION
-----------
For year ended December 31, 1997:
  Allowance for doubtful accounts                       $748           $279          $   -          ($755)          $272
                                                        ----           ----          -----          ------          ----
                                                        ----           ----          -----          ------          ----
For year ended December 31, 1996:
  Allowance for doubtful accounts                        500            462              -           (214)           748
                                                        ----           ----          -----          ------          ----
                                                        ----           ----          -----          ------          ----
For year ended December 31, 1995:
  Allowance for doubtful accounts                       $120           $433              -            (53)          $500
                                                        ----           ----          -----          ------          ----
                                                        ----           ----          -----          ------          ----



---------------------------
NOTE:   (a) Deductions represent write-off  of accounts receivable against the allowance for doubtful accounts.

                                                                    SCHEDULE III


                     CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES
                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                      As of December 31, 1997









                                                     Initial Costs
                                                 ---------------------                        Costs Capitalized
                                                                                          Subsequent to Acquisition
                                                               Buildings and              -------------------------
                                  Encumbrances                 Improvements               Buildings and   Carrying
Description                            (a)       Land               (a)       Land        Improvements    Costs And
-----------                       ------------   -------       -------------  ----        -------------   ---------
WAREHOUSE/INDUSTRIAL
  Properties:

425 W. 151st Street
  East Chicago, IN                                 $  252        $  1,805        $  33      $ 4,410          $  1,155
201 Mississippi Street
  Gary, IN                        $50,000(h)          807           9,948          275       14,697
1201 Lunt Avenue
  Elk Grove Village, IL                  (h)           57             146                         4

620 Butterfield Road
  Mundelein, IL                    30,000(g)          335           1,974           61
1319 Marquette Drive
  Romeoville, IL                         (h)          948           2,530                         7
900 E. 103rd Street
  Chicago, IL                                       2,226          10,693                     3,631
1520 Pratt Avenue
  Elk Grove Village, IL                  (h)          498           1,558                         6
1850 Greenleaf
  Elk Grove Village, IL                               509           1,386                         1
2743 Armstrong Court
  Des Plaines, IL                                   1,320           2,679                       133
5990 Touhy Avenue
  Niles, IL                                         2,047           8,509                     1,073
950 Tower Road
  Mundelein, IL                          (h)          171             778                       131
2339 Ernie Krueger Court
  Waukegan, IL                           (g)          158           1,819
4501 W. Augusta Blvd.
  Chicago, IL                                         175           4,988                       700
1800 Industrial Drive
  Libertyville, IL                       (h)          673           3,741          395        4,452
1400 Busse Road
  Elk Grove Village, IL                               439           5,719                       277
1250 Carolina Drive
  West Chicago, IL                       (g)          583           3,836                       231
5619 W. 115th Street
  Alsip, IL                              (h)        2,267          12,169                     1,621
825 Tollgate Road
  Elgin, IL                              (g)          712           3,584                        12
720 Frontenac
  Naperville, IL                         (g)        1,014           4,055          22           102
820 Frontenac
  Naperville, IL                         (g)          906           3,626                        17
1120 Frontenac
  Naperville, IL                         (g)          791           3,164          23           612
1510 Frontenac
  Naperville, IL                         (g)          621           2,485          16            69
1020 Frontenac
  Naperville, IL                         (g)          591           2,363          11           214
1560 Frontenac
  Naperville, IL                         (g)          508           2,034          11            66

1500 Shore Road
  Naperville, IL                         (g)          260           1,042           7            37
800 Enterprise
  Naperville, IL                         (g)          212             849           6            25
1651 Frontenac
  Naperville, IL                         (g)          185             742           5            19
1150 Shore Road
  Naperville, IL                         (g)          184             736           5            22
2764 Golfview
  Naperville, IL                         (g)          125             498           3            27
920 Frontenac
  Naperville, IL                         (g)          717           2,367                       482
1300 Northpoint Road
  Waukegan IL                            (h)          592           2,366                        17
1 Wildlife Way
  Long Grove, IL                         (h)          530           2,122                       122
900 W. University Drive
  Arlington Heights, IL                  (h)          817           3,268          17            96
7001 Adams Street
  Willowbrook, IL                        (h)          297           1,326                         4
745 Birginal Drive
  Bensenville, IL                                     601           2,406                        16
21399 Torrence Avenue
  Sauk Village , IL                                 1,550           6,199         557           707
2600 N. Elmhurst Road
  Elk Grove Village, IL.                (g)           842           3,366           8            46
8901 W. 102nd Street
  Pleasant Prarie, WI                   (h)           900           3,608                        36
8200 100th Street
  Pleasant Prarie, WI                   (h)         1,220           4,890                        42
1700 Hawthorne
  West Chicago, IL                                  2,522          10,089           1            25
1015 E. State Parkway
  Schaumburg, IL                                      190             760                        13
245 Beinoris Drive
  WoodDale, IL                          (h)           168             570                         5
800-1000 Chase Avenue
  Elk Grove Village, IL                             2,250           9,001        (444)           41
750 E. 110th Street
  Chicago, IL                                         335           1,340          15           331
825-845 Hawthorne
  West Chicago, IL                      (g)           721           2,884          23           302
1700 Butterfield Road
  Mundelein, IL                         (h)           343           1,371          (1)          141
1810-1820 Industrial Drive
  Libertyville, IL                      (h)           407           1,629          (5)           26
1733 Downs Drive
  West Chicago                          (h)           488           1,953           1            22
1645 Downs Drive
  West Chicago                          (h)           508           2,033           1           470
10601 Seymour Avenue
  Franklin Park, IL                                 2,020           8,081          183        1,034
11701 South Central
  Alsip, IL                                         1,241           4,964           22          618

11601 South Central
  Alsip, IL                                         1,071           4,285           48          380
850 Arthur Avenue
  Elk Grove Village, IL                  575          270           1,081            1          230
1827 North Bendix Drive
  South Bend, IN                         (h)        1,010           4,040           24          105
4400 S. Kolmar
  Chicago, IL                            (h)          603           2,412            9           70
6600 River Road
  Hodgkins, IL                                      2,640          10,562           47          350
7501 N. 81st Street
  Milwaukee, WI                                     1,018           4,073           19           81
1100 Chase Avenue
  Elk Grove Village, IL                               248             993            7          238
2553 N. Edgington
  Franklin Park, IL                    6,000        1,870           7,481           67          925
875 Fargo Avenue
  Elk Grove Village, IL                               572           2,284           14          424
1800 Bruning Drive
  Itasca, IL                                        1,999           7,995           26          108
1501 Pratt
  Elk Grove Village, IL                             1,047           4,189           67          459
400 N. Wolf Road
  Northlake, IL                                     4,504          18,017           49        6,735
10740 W. Grand Avenue
  Franklin Park, IL                                   383           1,532            8          172
911 Commerce Court
  Buffalo Grove, IL                                 1,171           4,686           14          475
16400 W. 103rd Street
  Lemont, IL                                          446           1,748           21          122
425 S. 37th Avenue
  St. Charles, IL                                     644           2,575            7          236
1500 W. Dundee Road
  Arlington Heights, IL                              4,995         10,006       (1,076)       3,030
Lot 51-Naperville Business Center
  Naperville, IL                                       220                         (11)
3145 Central Avenue
  Waukeegan, IL                                      1,270          5,080           20        1,133
2003-2207 South 114th Street
  West Allis, WI                                       942          3,770            5           54
2501-2701 Busse Road
  Elk Grove Village, IL                              1,875          7,556           12          733
6464 West 51st Street
  Forest View, IL                                      934          3,734            3          156
6500 West 51st Street
  Forest View, IL                                      805          3,221            4           21
7447 South Central Avenue
  Bedford Park, IL                                     437          1,748            7           37
7525 S. Sayre Avenue
  Bedford Park, IL                                     587          2,345            4           26
2901 Centre Circle
  Downers Grove, IL                                    207            828            4          557
1 Allsteel Drive
  Aurora, IL                                         2,458          9,832           27        5,120

2525 Busse Highway
  Elk Grove Village, IL                              5,400         12,601           29          510
106th and Buffalo Avenue
  Chicago, IL                                          248            992            9          534
7400 South Narragansett
  Bedford Park,IL                                      743          2,972            9           38
2701 S. Busse Road
  Elk Grove Village, IL                                                              1            3
East Avenue and 55th Street
  McCook, IL                                         1,190          4,761           33          197
6757 S. Sayre
  Bedford Park, IL                                   1,236          4,945            4           16
1951 Landmeir Road
  Elk Grove Village, IL                                280          1,120           10           39
1355 Enterprise Drive
  Romeoville, IL                                       580          2,320            2            9
5700 West Touhy Avenue
  Niles, IL                                         18,005            139          174            8
110-190 Old Higgins Road
  Des Plaines, IL                                    1,862          7,447            7           28
1475 S. 101st Street
  West Allis, WI                                       331          1,323            1            4
1333 Grandview Drive
  Yorkville, WI                                      1,516          6,062            1            7
2301 Route 30
  Plainfield, IL                                     1,217          4,868           64          254
1796 Sherwin Avenue
  Des Plaines, IL                                      944          3,778            1          530
2885 W. Diehl Road
  Naperville, IL                                     1,539          8,630
2727 W. Diehl Road
  Naperville, IL                                     3,071         14,233                        -
O'hare Express Center - A2
  Elk Grove Village, IL                              1,097          7,060                                         110
O'hare Express Center - B1
  Elk Grove Village, IL                              1,683         10,500                                          96

CONSTRUCTION IN PROGRESS:

O'hare West
  Elk Grove Village, IL                              1,875          5,667            7                            281
O'hare Express - B2
  Elk Grove Village, IL                              1,618          2,981                                          37
O'hare Express - C
  Elk Grove Village, IL                              2,603          1,537            0                             36
1808 Swift Road
  Oak Brook, IL                                                     7,535
Champion
  North Lake, IL                                                    5,514
Ameritech
  Gurnee, IL                                                        2,446




RETAIL PROPERTIES:

84 Old McHenry Road
  Wheeling, IL                                         482          2,152                        31
351 N. Rohlwing Road
  Itasca, IL                                            81            464            0
4-48 Barrington Road
  Streamwood, IL                                       573          2,297          (62)          82

RESIDENTIAL PROPERTIES:

440 North Lake Street
  Miller, IN                          22,220           710          3,086          102       17,698             3,980

OFFICES OF THE MANAGEMENT
COMPANY
CHICAGO, IL                                                                                   4,228

                                  ----------     ---------     ----------     --------    ---------           -------
Totals                            $  108,795     $ 121,943     $  429,552     $  1,071    $  83,385             5,695
                                  ----------     ---------     ----------     --------    ---------           -------
                                  ----------     ---------     ----------     --------    ---------           -------



                     CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES
                            REAL ESTATE AND ACCUMULATED DEPRECIATION
                                      As of December 31, 1997




                                                                                                                  Life Upon
                                   Gross Amounts at Which                                                           Which
                                  Carried at Close of Period                                                     Depreciation
                                  --------------------------                                                       in Latest
                                                                                                                    income
                                          Buildings and                 Accumulated      Date of       Date      Statement is
Description                       Land    Improvements   Total(a)(d)    Depreciation   Construction   Acquired     Computed
-----------                       -----   ------------   -----------    ------------   -------------  ---------    --------

WAREHOUSE/INDUSTRIAL
Properties:

425 W. 151st Street
  East Chicago, IN                 $  285   $  7,370      $  7,655       $  (2,555)     1913/1988-1990  1987        (f)
201 Mississippi Street
  Gary, IN                          1,082     24,645        25,727          (8,286)     1946/1985-1988  1985        (f)
1201 Lunt Avenue
  Elk Grove Village, IL                57        150           207             (19)               1971  1993        (f)
620 Butterfield Road
  Mundelein, IL                       396      1,974         2,370            (254)               1990  1993        (f)
1319 Marquette Drive
  Romeoville, IL                      948      2,537         3,485            (326)          1990-1991  1993        (f)
900 E. 103rd Street
  Chicago, IL                       2,226     14,324        16,550          (1,710)               1910  1993        (f)
1520 Pratt Avenue
  Elk Grove Village, IL               498      1,564         2,062            (201)               1968  1993        (f)
1850 Greenleaf
  Elk Grove Village, IL               509      1,387         1,896            (178)               1965  1993        (f)
2743 Armstrong Court
  Des Plaines, IL                   1,320      2,812         4,132            (354)          1989-1990  1993        (f)
5990 Touhy Avenue
  Niles, IL                         2,047      9,582        11,629          (1,140)               1957  1993        (f)
950 Tower Road
  Mundelein, IL                       171        909         1,080            (109)               1979  1993        (f)
2339 Ernie Krueger Court
  Waukegan, IL                        158      1,819         1,977            (234)               1990  1993        (f)
4501 W. Augusta Blvd.
  Chicago, IL                         175      5,688         5,863            (693)          1942-1943  1993        (f)
1800 Industrial Drive
  Libertyville, IL                  1,068      8,193         9,261            (761)          1992-1993  1993        (f)
1400 Busse Road
  Elk Grove Village, IL               439      5,996         6,435            (764)               1987  1993        (f)
1250 Carolina Drive
  West Chicago, IL                    583      4,067         4,650            (506)          1989-1990  1993        (f)
5619 W. 115th Street
  Alsip, IL                         2,267     13,790        16,057          (1,704)               1974  1993        (f)
825 Tollgate Road
  Elgin, IL                           712      3,596         4,308            (462)          1989-1991  1993        (f)
720 Frontenac
  Naperville, IL                    1,036      4,157         5,193            (529)               1991  1993        (f)
820 Frontenac
  Naperville, IL                      906      3,643         4,549            (467)               1988  1993        (f)
1120 Frontenac
  Naperville, IL                      814      3,776         4,590            (468)               1980  1993        (f)
1510 Frontenac
  Naperville, IL                      637      2,554         3,191            (325)               1986  1993        (f)
1020 Frontenac
  Naperville, IL                      602      2,577         3,179            (313)               1980  1993        (f)
1560 Frontenac
  Naperville, IL                      519      2,100         2,619            (267)               1987  1993        (f)

1500 Shore Road
  Naperville, IL                      267      1,079         1,346            (137)               1985  1993        (f)
800 Enterprise
  Naperville, IL                      218        874         1,092            (111)               1985  1993        (f)
1651 Frontenac
  Naperville, IL                      190        761           951             (97)               1978  1993        (f)
1150 Shore Road
  Naperville, IL                      189        758           947             (96)               1985  1993        (f)
2764 Golfview
  Naperville, IL                      128        525           653             (66)               1985  1993        (f)
920 Frontenac
  Naperville, IL                      717      2,849         3,566            (320)               1987  1993        (f)
1300 Northpoint Road
  Waukegan IL                         592      2,383         2,975            (274)               1994  1994        (f)
1 Wildlife Way
  Long Grove, IL                      530      2,244         2,774            (257)               1994  1994        (f)
900 W. University Drive
  Arlington Heights, L                834      3,364         4,198            (372)               1974  1994        (f)
7001 Adams Street
  Willowbrook, IL                     297      1,330         1,627            (146)               1994  1994        (f)
745 Birginal Drive
  Bensenville, IL                     601      2,422         3,023            (272)               1974  1994        (f)
21399 Torrence Avenue
  Sauk Village , IL                 2,107      6,906         9,013            (737)               1987  1994        (f)
2600 N. Elmhurst Road
  Elk Grove Village, IL.              850      3,412         4,262            (301)               1995  1995        (f)
8901 W. 102nd Street
  Pleasant Prarie, WI                 900      3,644         4,544            (369)               1990  1994        (f)
8200 100th Street
  Pleasant Prarie, WI               1,220      4,932         6,152            (500)               1990  1994        (f)
1700 Hawthorne
  West Chicago, IL                  2,523     10,114        12,637            (991)          1959/1969  1994        (f)
1015 E. State Parkway
  Schaumburg, IL                      190        773           963             (77)               1980  1994        (f)
245 Beinoris Drive
  Wood Dale, IL                       168        575           743             (73)               1988  1984        (f)
800-1000 Chase Avenue
  Elk Grove Village, IL             1,806      9,042        10,848            (848)               1972  1995        (f)
750 E. 110th Street
  Chicago, IL                         350      1,671         2,021            (142)               1966  1995        (f)
825-845 Hawthorne
  West Chicago, IL                    744      3,186         3,930            (262)               1974  1995        (f)
1700 Butterfield Road
  Mundelein, IL                       342      1,512         1,854            (121)               1976  1995        (f)
1810-1820 Industrial Drive
  Libertyville, IL                    402      1,655         2,057            (133)               1977  1995        (f)
1733 Downs Drive
  West Chicago                        489      1,975         2,464            (159)               1976  1995        (f)
1645 Downs Drive
  West Chicago                        509      2,503         3,012            (198)               1976  1995        (f)
10601 Seymour Avenue
  Franklin Park, IL                 2,203      9,115        11,318            (618)          1963/1965  1995        (f)
11701 South Central
  Alsip, IL                         1,263      5,582         6,845            (376)               1972  1995        (f)

11601 South Central
  Alsip, IL                         1,119      4,665         5,784            (320)               1971  1995        (f)
850 Arthur Avenue
  Elk Grove Village, IL               271      1,311         1,582             (88)          1972/1973  1995        (f)
1827 North Bendix Drive
  South Bend, IN                    1,034      4,145         5,179            (279)          1964/1990  1995        (f)
4400 S. Kolmar
  Chicago, IL                         612      2,482         3,094            (166)               1964  1995        (f)
6600 River Road
  Hodgkins, IL                      2,687     10,912        13,599            (583)            Unknown  1996        (f)
7501 N. 81st Street
  Milwaukee, WI                     1,037      4,154         5,191            (213)              1987   1996        (f)
1100 Chase Avenue
  Elk Grove Village, IL               255      1,231         1,486             (64)              1969   1996        (f)
2553 N. Edgington
  Franklin Park, IL                 1,937      8,406        10,343            (376)          1967/1989  1996        (f)
875 Fargo Avenue
  Elk Grove Village, IL               586      2,708         3,294            (123)               1979  1996        (f)
1800 Bruning Drive
  Itasca, IL                        2,025      8,103        10,128            (396)          1975/1978  1996        (f)
1501 Pratt
  Elk Grove Village, IL             1,114      4,648         5,762            (223)               1973  1996        (f)
400 N. Wolf Road
  Northlake, IL                     4,553     24,752        29,305            (895)          1956/1965  1996        (f)
10740 W. Grand Avenue
  Franklin Park, IL                   391      1,704         2,095             (70)          1964/1970  1996        (f)
911 Commerce Court
  Buffalo Grove, IL                 1,185      5,161         6,346            (193)              1992   1996        (f)
16400 W. 103rd Street
  Lemont, IL                          467      1,870         2,337             (71)              1983   1996        (f)
425 S. 37th Avenue
  St. Charles, IL                     651      2,811         3,462            (106)              1976   1996        (f)
1500 W. Dundee Road
  Arlington Heights, IL             3,919     13,036        16,955            (386)         1969/1971   1996        (f)
Lot 51-Naperville Business Center
  Naperville, IL                      209                      209                               1996   1996        (f)
3145 Central Avenue
  Waukeegan, IL                     1,290      6,213         7,503            (192)              1960   1997        (f)
2003-2207 South 114th Street
  West Allis, WI                      947      3,824         4,771             (90)          1965/1966  1997        (f)
2501-2701 Busse Road
  Elk Grove Village, IL             1,887      8,289        10,176            (189)               1997  1997        (f)
6464 West 51st Street
  Forest View, IL                     937      3,890         4,827             (81)               1973  1997        (f)
6500 West 51st Street
  Forest View, IL                     809      3,242         4,051             (69)               1974  1997        (f)
7447 South Central Avenue
  Bedford Park, IL                    444      1,785         2,229             (38)               1980  1997        (f)
7525 S. Sayre Avenue
  Bedford Park, IL                    591      2,371         2,962             (50)               1980  1997        (f)
2901 Centre Circle
  Downers Grove, IL                   211      1,385         1,596             (23)               1975  1997        (f)
1 Allsteel Drive
  Aurora, IL                        2,485     14,952        17,437            (248)          1957-1967  1997        (f)

2525 Busse Highway
  Elk Grove Village, IL             5,429     13,111        18,540            (169)               1975  1997        (f)
106th and Buffalo Avenue
  Chicago, IL                         257      1,526         1,783             (22)               1971  1997        (f)
7400 South Narragansett
  Bedford Park,IL                     752      3,010         3,762             (32)               1977  1997        (f)
2701 S. Busse Road
  Elk Grove Village, IL                 1          3             4                                1997  1997        (f)
East Avenue and 55th Street
  McCook, IL                        1,223      4,958         6,181             (39)               1979  1997        (f)
6757 S. Sayre
  Bedford Park, IL                  1,240      4,961         6,201             (39)               1975  1997        (f)
1951 Landmeir Road
  Elk Grove Village, IL               290      1,159         1,449              (9)               1967  1997        (f)
1355 Enterprise Drive
  Romeoville, IL                      582      2,329         2,911             (19)          1980/1986  1997        (f)
5700 West Touhy Avenue
  Niles, IL                        18,179        147        18,326                                1948  1997        (f)
110-190 Old Higgins Road
  Des Plaines, IL                   1,869      7,475         9,344                                1980  1997        (f)
1475 S. 101st Street
  West Allis, WI                      332      1,327         1,659                           1968/1988  1997        (f)
1333 Grandview Drive
  Yorkville, WI                     1,517      6,069         7,586                                1994  1997        (f)
2301 Route 30
  Plainfield, IL                    1,281      5,122         6,403                           1972/1984  1997        (f)
1796 Sherwin Avenue
  Des Plaines, IL                     945      4,308         5,253                                1964  1997        (f)
2885 W. Diehl Road
  Naperville, IL                    1,539      8,630        10,169                                1997  1997        (f)
2727 W. Diehl Road
  Naperville, IL                    3,071     14,233        17,304                                1997  1997        (f)
O'hare Express Center - A2
  Elk GroveVillage, IL              1,097      7,170         8,267            (117)               1997  197         (f)
O'hare Express Center - B1
  Elk GroveVillage, IL              1,683     10,596        12,279            (155)               1997  1997        (f)

CONSTRUCTION IN PROGRESS:

O'hare West
  Elk Grove Village, IL             1,882      5,948         7,830
O'hare Express - B2
  Elk Grove Village, IL             1,618      3,018         4,636             (52)
O'hare Express - C
  Elk Grove Village, IL             2,603      1,573         4,176             (82)
1808 Swift Road
  Oak Brook, IL                                7,535         7,535
Champion
  North Lake, IL                               5,514         5,514
Ameritech
  Gurnee, IL                                   2,446         2,446




RETAIL PROPERTIES:

84 Old McHenry Road
  Wheeling, IL                        482      2,183         2,665            (281)          1989-1990  1993        (f)
351 N. Rohlwing Road
  Itasca, IL                           81        464           545             (60)               1989  1993        (f)
4-48 Barrington Road
  Streamwood, IL                      511      2,379         2,890            (225)               1989  1994        (f)

RESIDENTIAL PROPERTIES:

440 North Lake Street
  Miller, IN                          812    24,764        25,576          (5,099)      971/1990-1993  1990        (f)

OFFICES OF THE MANAGEMENT
Company
CHICAGO, IL                                   4,228         4,228          (1,742)                      Var.       (f)

                               ---------- ---------    ----------      ----------

Totals                         $  123,014 $ 518,632    $  641,646      $  (44,352)
                               ---------- ---------    ----------      ----------
                               ---------- ---------    ----------      ----------





                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                            SCHEDULE III (CONTINUED)
                             (DOLLARS IN THOUSANDS)


Notes to Schedule III:

(a) Initial cost for each respective property is the total acquisition costs associated with its purchase.
(b) Carrying costs consist of capitalized construction period interest, taxes and insurance.
(c) At December 31, 1997, the aggregate cost of land and buildings and equipment for Federal income tax purposes was approximately $681 million.
(d)  Reconciliation of real estate and accumulated depreciation:

                        RECONCILIATION OF REAL ESTATE

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                           1997           1996           1995
                                         --------       --------       --------
Balance at the beginning of year         $429,034       $317,460       $248,281
     Additions                            200,409        135,342         71,315
     Dispositions                         (12,203)       (23,768)        (2,136)
                                         --------       --------       --------
Balance at close of year                 $641,646       $429,034       $317,460
                                         --------       --------       --------
                                         --------       --------       --------

                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                           1997           1996           1995
                                         --------       --------       --------
Balance at beginning of year              $30,206        $21,576        $13,455
     Depreciation and amortization         14,494         10,199          8,161
     Dispositions                            (348)        (1,569)           (40)
                                         --------       --------       --------
Balance at close of year                  $44,352        $30,206        $21,576
                                         --------       --------       --------
                                         --------       --------       --------

(e) See description of encumbrances in Note 6 to Consolidated Financial Statements.
(f)  Depreciation is computed based upon the following estimated lives:

          Buildings, improvements and carrying costs       31.5 to 40 years
          Land improvements                                        15 years
          Furniture, fixtures and equipment                   4 to 15 years

(g)  These 18 properties collateralize a $30,000 mortgage loan payable.
(h)  These 20 properties collateralize $50,000 of mortgage bonds payable.