Form 10-Q
period 1998-03-31
CENTERPOINT PROPERTIES TRUST
filed 1998-05-15
CIK 912893

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549


                                     FORM 10-Q


(X)  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the quarterly period ended March 31, 1998

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                               ______________________


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


                                   (312) 346-5600
                (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes      X       No
                             -------      -------
Number of Common Shares of Beneficial Interest outstanding as of May 13, 1998:
17,766,427

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                    (UNAUDITED)

                                       ASSETS

                                                              MARCH 31,
                                                        ----------------------
                                                        MARCH 31, DECEMBER 31,
                                                          1998       1997
                                                        --------- ------------
Assets:
  Investment in real estate:
     Land and leasehold                                 $ 120,764   $  123,014
     Buildings                                            412,495      414,314
     Building improvements                                 66,507       64,372
     Furniture, fixtures, and equipment                    14,854    13,912
     Construction in progress                              18,849       26,034
                                                        ---------   ----------
                                                          633,469      641,646
     Less accumulated depreciation and amortization        46,837       44,352
                                                        ---------   ----------
       Net investment in real estate                      586,632      597,294

  Cash and cash equivalents                                   637        1,652
  Restricted cash and cash equivalents                     57,765       36,509
  Tenant accounts receivable, net                          15,027       12,416
  Mortgage notes receivable                                27,887       30,297
  Investment in and advances to affiliate                  11,513       11,143
  Prepaid expenses and other assets                         4,789        3,303
  Deferred expenses, net                                    6,878        6,661
                                                        ---------   ----------
                                                        $ 711,128   $  699,275
                                                        ---------   ----------
                                                        ---------   ----------

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                $  85,755   $   85,755
  Tax-exempt debt                                          75,540       75,540
  Line of credit                                          103,500       97,700
  Convertible subordinated debentures payable              11,163       11,740
  Notes payable                                                             33
  Preferred dividends payable                               1,060          901
  Accounts payable                                          5,501       10,311
  Accrued expenses                                         23,407       24,410
  Rents received in advance and security deposits           5,904        4,759
                                                        ---------   ----------
                                                          311,830      311,149
                                                        ---------   ----------
Commitments and contingencies

Shareholders' equity:
  Preferred shares of beneficial interest, $.001 par
   value, 10,000,000 shares authorized; 3,000,000
   issued and outstanding having a liquidation
   preference of $25 per share ($75,000)                        3            3
  Common shares of beneficial interest, $.001 par value,
   47,727,273 shares authorized; 17,293,936 and 16,891,951
   issued and outstanding, respectively                        17           17
  Class B common shares of beneficial interest, $.001
   par value, 2,272,727 shares authorized; 2,272,727
   issued and outstanding                                       2            2
  Additional paid-in-capital                              433,171      420,743
  Retained earnings (deficit)                             (33,447)     (32,142)
  Unearned compensation - restricted stock                   (448)        (497)
                                                        ---------   ----------
   Total shareholders' equity                             399,298      388,126
                                                        ---------   ----------
                                                        $ 711,128   $  699,275
                                                        ---------   ----------
                                                        ---------   ----------

    The accompanying notes are an integral part of these consolidated financial statements.

                   CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------
                                                          1998         1997
                                                       --------      --------
Revenue:
  Operating and investment revenue:
   Minimum rents                                        $17,747      $12,771
   Straight-line rents                                    1,364          654
   Expense reimbursements                                 5,458        4,895
   Mortgage interest income                                 656          655
                                                       --------      --------
    Total operating and investment revenue               25,225       18,975
                                                       --------      --------
  Other revenue:
   Real estate fee income                                 1,967          802
   Equity in net income of affiliate                        125          (48)
                                                       --------      --------
    Total other revenue                                   2,092          754
                                                       --------      --------
    Total revenue                                        27,317       19,729
                                                       --------      --------
Expenses:
   Real estate taxes                                      5,948        4,270
   Property operating and leasing                         3,542        3,023
   General and administrative                               990          703
   Depreciation and amortization                          4,696        3,210
   Interest expense:
     Interest incurred, net                               2,928        2,626
     Amortization of deferred financing costs               486          192
                                                       --------      --------
        Total expenses                                   18,590       14,024
                                                       --------      --------
        Operating income                                  8,727        5,705

Other expense                                               (16)         (34)
                                                       --------      --------
Net Income                                                8,711        5,671

     Preferred dividends                                 (1,590)          -
                                                       --------      --------
Net income available to common shareholders              $7,121    $  5,671
                                                       --------      --------
                                                       --------      --------
Per share net income available to common shareholders:
   Basic                                                  $0.37        $0.33
   Diluted                                                $0.37        $0.32

Distributions per common share                           $0.438       $0.420


    The accompanying notes are an integral part of these consolidated financial statements.

                   CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                             1998         1997
                                                           -------     --------
Cash flows from operating activities:
  Net income                                               $8,711      $ 5,671
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Bad debts                                                100
     Depreciation                                           4,427        2,991
     Amortization of deferred financing costs                 486          192
     Other amortization                                       269          219
     Straight-line rents                                   (1,364)        (654)
     Incentive stock awards                                    48           49
     Interest on converted debentures                           2            9
     Equity in net income of affiliate                       (125)          48
     Net changes in:
        Tenant accounts receivable                         (1,738)      (1,600)
        Prepaid expenses and other assets                    (353)           4
        Rents received in advance and security deposits     1,294          310
        Accounts payable and accrued expenses               1,411       (2,604)
                                                           -------     --------
   Net cash provided by operating activities               13,167        4,635
                                                           -------     --------
Cash flows from investing activities:
     Change in restricted cash and cash equivalents       (21,256)         581
     Acquisition of real estate                            (6,706)      (6,240)
     Construction in progress                              (7,219)      (5,326)
     Improvements and additions to properties              (9,747)      (3,616)
     Disposition of real estate                            24,118
     Change in deposits on acquisitions                    (1,176)         142
     Issuance of mortgage notes receivable                (18,837)      (1,894)
     Repayment of mortgage notes receivable                20,111        4,750
     Investment in and advances to affiliate                 (245)      (6,038)
     Receivables from affiliates and employees                 77           80
     Additions to deferred expenses                        (1,075)        (581)
                                                           -------     --------
Net cash used in investing activities                     (21,956)     (18,142)
                                                           -------     --------
Cash flows from financing activities:
     Proceeds from sale of common shares                   11,875       71,039
     Offering costs paid                                      (12)      (3,766)
     Proceeds from line of credit                          35,900       19,600
     Repayment of mortgage notes payable                   (2,533)
     Repayment of line of credit                          (30,100)     (58,200)
     Repayment of notes payable                               (33)         (67)
     Distributions                                         (9,856)      (7,050)
     Conversion of convertible subordinated debentures
      payable                                                               (1)
                                                           -------     --------
Net cash provided by financing activities                   7,774       19,022
                                                           -------     --------
Net change in cash and cash equivalents                    (1,015)       5,515
Cash and cash equivalents, beginning of the year            1,652        1,070
                                                           -------     --------
Cash and cash equivalents, end of period                    $ 637     $  6,585
                                                           -------     --------
                                                           -------     --------

    The accompanying notes are an integral part of these consolidated financial statements.

                   CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and Subsidiaries (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 1997, Financial Statements and Notes thereto included in the Company's Form 10-K. References herein to the "Company" shall mean CenterPoint Properties Trust and Subsidiaries and, prior to October 15, 1997, CenterPoint Properties Corporation and Subsidiaries which, pursuant to a reorganization of CenterPoint Properties Corporation from a Maryland corporation to a Maryland real estate investment trust, was merged with and into CenterPoint Properties Trust, with CenterPoint Properties Trust as the surviving entity. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the December 31, 1997, Audited Financial Statements and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 1997 has been derived from the Company's audited Financial Statements.

The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.   PREFERRED SHARES, COMMON SHARES OF BENEFICIAL INTEREST AND RELATED
     TRANSACTIONS

On March 25, 1998, the Company completed a public offering of 370,371 common shares of beneficial interest at $32.0625 per share in an underwritten offering to a unit investment trust. Net proceeds from the offering after the underwriting discounts were approximately $11.9 million. The proceeds were used to repay a portion of amounts outstanding under the Company's line of credit co-led by The First National Bank of Chicago and Lehman Brother Holdings Inc.

The Company declared a second quarter dividend of $0.4375 per common share of beneficial interest to be paid May 13, 1998 to shareholders of record on April 30, 1998. The Company also declared a second quarter dividend of $0.53 per share of Series A Cumulative Redeemable Preferred Shares of Beneficial Interest to be paid April 30, 1998 to shareholders of record on April 15, 1998.

2.   RECENT PRONOUNCEMENTS

In June, 1997, the FASB issued SFAS Statement No. 130, "Reporting Comprehensive Income." This statement, effective for periods beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during the period except those resulting from investment by owners and distributions to owners. As required by this statement, the Company adopted the new standard for reporting comprehensive income. The Company's net income is equal to comprehensive income.

In June, 1997, the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not yet determined the impact of this SFAS on its financial statements.

In March, 1998, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 97-11, "Accounting for Internal Costs Related to Real Estate Acquisitions." This statement, effective as of March 19, 1998, requires that internal costs of identifying and acquiring operating properties should be expensed as incurred. Prior to March 19, 1998, the Company capitalized internal preacquisition costs. The Company estimates the adoption of this EITF will not have a significant impact on the results of operations in the future.

3.   ACQUISITION AND DISPOSITION OF REAL ESTATE

In February, 1998, the Company disposed of an industrial property located in Elk Grove Village for a sales price of $10.4 million. The dispositions of the property qualified for treatment as a tax-free exchange under the Internal Revenue Code. With a portion of the proceeds, the Company purchased two industrial properties located in Elk Grove Village for an aggregate purchase price of $6.9 million. The remaining amount was used to acquire qualified replacement property in the second quarter.

In March, 1998, two industrial properties located in Libertyville and Buffalo Grove, Illinois were disposed of for an aggregate sales price of $17.8 million. The disposition of the properties qualified for treatment as a tax-free exchange under the Internal Revenue Code. A portion of the proceeds was used to acquire qualified replacement property in the second quarter, and the remaining proceeds will be used to acquire other qualified replacement property in the near future.

At March 31, 1998, the balance of the proceeds from the qualified tax-free exchange transactions described above was held as restricted cash.

4.   MORTGAGE NOTES RECEIVABLE

In March 1998, the Company received proceeds from the repayment of two mortgages outstanding totaling $20.1 million.

5.   INVESTMENT IN AND ADVANCES TO AFFILIATE

     The Company holds approximately 99% of the economic interest in CenterPoint Realty Services Corporation ("CRS"). To maintain compliance with limitations on income from business activities received by REITs and their qualified REIT subsidiaries, the Company holds its interest in CRS in the form of non-voting equity ownership, which qualifies CRS as an unconsolidated taxable subsidiary.

     As of March 31, 1998, the Company had advanced to CRS approximately $8.1 million under a demand loan with an interest rate of 8.125%. The proceeds of the loan were applied towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

     The Company typically purchases development projects upon completion of construction on a turnkey basis or develops the property under guaranteed maximum price contracts, substantially eliminating any construction risk.

6.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for three months ended March 31, 1998 and 1997:

                                                            1998         1997
                                                           ------      -------
          Interest paid                                    $3,761      $ 3,266
          Interest capitalized                                594           96
          Construction costs paid by the Company
            through mortgage notes receivable               1,136

In conjunction with the acquisition of real estate, for the three months ended March 31, 1998 and 1997 the Company acquired the following asset and assumed the following liability amounts:


                                                         1998       1997
                                                      --------   --------
          Purchase of real estate                     $ 6,909     $  6,350
          Liabilities, net of other assets               (203)        (110)
                                                      --------   --------
          Acquisition of real estate                  $ 6,706     $  6,240
                                                      --------   --------
                                                      --------   --------

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts:


                                                         1998          1997
                                                       --------     --------
     Disposal of real estate                           $ 24,589     $     -
     Liabilities, net of other assets                      (471)
                                                       --------     --------
     Disposition of real estate                        $ 24,118     $      -
                                                       --------     --------
                                                       --------     --------

     Conversion of convertible subordinated debentures payable:


                                                            1998         1997
                                                          --------     --------
          Convertible subordinated debentures converted    $  577      $ 2,245
          Common shares issued at $18.25 per share;
               31,614 and 122,998, respectively               577        2,244
                                                         --------     --------
          Cash disbursed for fractional shares             $   --      $     1
                                                         --------     --------
                                                         --------     --------

7.   COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations and liquidity of the Company.

The Company has entered into other contracts for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the projects.

At March 31, 1998, seven of the properties owned by the Company are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006, each for an amount greater than the net book value of the asset. Management is not currently aware of planned exercises of options and believes that any potential exercises would not materially affect the results or prospects of the Company.

8.   SUBSEQUENT EVENTS

On April 5, 1998 the Company issued $100 million, 6.75 percent senior unsecured notes due April 1, 2005. The net proceeds of $99 million were used to repay substantially all amounts outstanding under the Company's line of credit co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc.

On April 8, 1998 the Company completed a private placement to an institutional investor of 370,000 common shares of beneficial interest at $33.375 per share. The net proceeds of the offering of approximately $12.3 million were used to fund working capital requirements.

Since March 31, 1998, two warehouses/industrial properties have been purchased. A facility located in Chicago, Illinois was purchased from a partnership on April 20, 1998. The purchase price of approximately $5.8 million was funded with the Company's working capital and proceeds from the tax-free exchange account. On April 20, 1998, a fully leased building, located in Des Plaines, Illinois was purchased from Juno Manufacturing, Inc. for approximately $5.6 million. The acquisition was funded from proceeds from the tax-free exchange account.

84,930 convertible subordinated debentures have been converted since March 31, 1998.

EARNINGS PER COMMON SHARE

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS for the three months ended March 31, 1998 and 1997.

                                                            1998        1997
                                                          --------    --------
                                                   (in thousands, except for share data)
Numerators:
Net income                                                $ 8,711      $ 5,671
    Dividends on preferred shares                          (1,590)        -
                                                       ----------   ----------

Net income available to common shareholders - for
        basic and diluted EPS                             $ 7,121      $ 5,671
                                                       ----------   ----------
                                                       ----------   ----------
Denominators:

Weighted average common shares outstanding - for
        basic EPS                                      19,215,431   17,364,564
        Effect of dilutive securities - options           243,223      259,288
                                                       ----------   ----------

Weighted average common shares outstanding - for
        diluted EPS                                    19,458,654   17,623,852
                                                       ----------   ----------
                                                       ----------   ----------

The assumed conversion of the convertible subordinated debentures into common shares for purposes of computing diluted EPS by adding interest expense for the debentures to the numerators and adding assumed share conversions to the denominators for the three months ended March 31, 1998 and 1997 would be anti dilutive.

10.  PRO FORMA FINANCIAL INFORMATION

     Due to the effect of the March, 1997 public offering, November, 1997 public offering, the March, 1998 public offering, and the 1997 and 1998 acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the three months ended March 31, 1998 and 1997 is presented as if the 1997 acquisitions and dispositions, the 1998 acquisitions and dispositions, the March, 1997 public offering, November 1997 public offering, the March, 1998 private placement and the corresponding repayment of certain debt had all occurred on January 1, 1997 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at January 1, 1997, or to project results for any future period.


                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                           1998         1997
                                                         -------      --------
                                               (in thousands, except for per share data)
Total revenues                                           $ 26,697     $ 21,310
Total expenses                                             18,183       13,835
                                                         -------      --------
Income before extraordinary item                            8,514        7,475
Preferred dividends                                        (1,590)      (1,590)
                                                         -------      --------
Income available to common shareholders
    Before extraordinary item                           $   6,924    $   5,885
                                                         -------      --------
                                                         -------      --------
Per share income available to common
    Shareholders before extraordinary item:
          Basic                                         $    0.35    $    0.31
          Diluted                                       $    0.35    $    0.30


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION.

GENERAL BACKGROUND

The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K filed for the fiscal year ended December 31, 1997 and the unaudited Financial Statements presented with this Form 10-Q.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997.

Total revenues increased by $7.6 million or 38.5% over the same period last year. The revenues of the Company are derived primarily from base rents and additional rents from expense reimbursements, pursuant to the terms of tenant leases for occupied space at the warehouse/industrial properties. Warehouse/industrial properties represented approximately 98% of the gross leasable area of the Company's portfolio as of March 31, 1998.

Rental revenues increased by $6.2 million in the first quarter 1998. This increase was attributable in part to a full period of income from twenty-one properties acquired totaling 7.1 million square feet and six build-to-suit properties totaling 1.5 million square feet in 1997 coming on-line, net of three property dispositions. In addition, the increase was caused by income from two properties acquired in the first quarter of 1998 totaling 0.2 million square feet, net of one disposition.

In addition, real estate fee income primarily consisting of fees earned by the Company in connection with its build-to-suit and development activities and third party management fees increased by $1.2 million. The Company's equity in net income of affiliate increased by $0.2 million due to the affiliate's increase in property and build-to-suit sales. Mortgage interest income remained unchanged.

On a "same-store" basis (comparing the results of operations, on a cash basis, of the properties owned at January 1, 1997, with the results of operations of the same properties at March 31, 1998), the Company recognized an increase of approximately 1.7% in net operating income primarily due to lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

Real estate tax expense and property operating and leasing expense increased by $2.2 million, from $7.3 million in the first quarter of 1997 to $9.5 million for the same period in 1998. $1.7 million of the increase is due to real estate taxes. The majority of the real estate tax increase, $1.4 million, resulted from a full period of 1997 acquisitions and the balance, $0.3 million, from net tax increases throughout the portfolio. Property operating and leasing expenses, including insurance, utilities, repairs and maintenance and property management costs increased at levels comparable to the level of acquisitions. However, property operating and leasing costs as a percentage of total revenues decreased consistently when comparing the first quarter of 1997 to the first quarter of 1998 due to "economies of scale" realized by the Company.

Depreciation and other amortization increased by $1.5 million, from $3.2 million in the first quarter of 1997 to $4.7 million in the first quarter of 1998. The increase is due primarily to full period depreciation on acquisitions completed during 1997 and depreciation from dates of acquisition for the 1998 acquisitions and fixed asset additions. General and administrative expenses increased by $0.3 million, from $0.7 million in the first quarter of 1997 to $1.0 million in the first quarter of 1998, due primarily to the growth of the Company.

Interest incurred increased by approximately $0.3 million over last year due to the effect of a common equity offering in March, 1997 and the subsequent pay-down of a portion of the Company's debt. Other income (expenses) remained almost unchanged from quarter to quarter.

As a result of the factors described above, operating income increased by $3.0 million from $5.7 million in the first quarter of 1997 to $8.7 million in the first quarter of 1998, an increase of 52.6%. Earnings before interest, income taxes, depreciation and amortization increased by $5.1 million, from $11.7 million in the first quarter of 1997 to $16.8 million in the first quarter of 1998.

The Company reviews its operating results by comparing Net Revenue Margin between periods. Net Revenue Margin is calculated by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of operating expenses not recovered by tenant reimbursements. The margin for the first three months of 1998 was 87.9% compared with 88.8% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. However, cash flow from operations during the first quarter of 1998 of $13.2 million net of $9.9 million of first quarter distributions provided $3.3 million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

Advances for construction in progress on development projects, advances on mortgage notes receivable, and improvements and additions to properties of approximately $35.8 million for the first quarter of 1998 were funded with borrowings under the Company's unsecured line of credit totaling $35.9 million. Acquisitions of $6.7 million were funded with a portion of the proceeds from the disposition of real estate of $24.1 million.

In addition, on March 25, 1998, the Company completed a public offering of 370,371 common shares of beneficial interest at $32.0625 per share in an underwritten offering to a unit investment trust. Net proceeds of $11.9 million from the public offering, proceeds from the repayment of mortgage notes receivable, and working capital were used to repay amounts outstanding under the Company's line of credit of $30.1 million.

The Company has a $150 million unsecured credit facility co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc. As of March 31, 1998, the Company had outstanding borrowings of approximately $103.5 million under the unsecured revolving line of credit (approximately 9.9% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $46.5 million under its unsecured line of credit.

At March 31, 1998, the Company's debt constituted approximately 25.5% of its fully diluted total market capitalization. Also, the Company's debt service coverage ratio remained high at 6.2 to 1. The Company's fully diluted equity market capitalization was approximately $776 million, and its fully diluted total market capitalization exceeded $1.0 billion. The Company's leverage ratios benefited during the first quarter of 1998 from the conversion of approximately $0.6 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 31,614 common shares.

In February, 1998, Duff & Phelps Credit Rating Co. joined Moody's Investors Service's January, 1997 evaluation by assigning investment grade rating to the Company's senior unsecured debt and preferred stock issuable under the Company's shelf registration statement and convertible subordinated notes. Also in 1997, Standard and Poors assigned an investment grade rating to the Company's senior unsecured debt. These investment grade ratings further enhance the Company's financial flexibility.

During the first quarter of 1998, the Company paid distributions on common shares of $7.4 million or $0.4375 per share and on class B common shares of $1.0 million or $0.4492 per share. Also, in January of 1998, the Company paid dividends on preferred shares of $1.43 million or $0.477 per share, and declared dividends of $1.59 million or $0.53 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases and (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases.

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

YEAR 2000 COMPLIANCE

In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement a new computerized real estate management system. The Company is addressing the issue through a combination of modifications to existing programs and conversion to Year 2000 compliant software. In addition, the Company is discussing with its tenants, vendors, and other service providers the possibility of any interface difficulties relating to the Year 2000 issue which may affect the Company. If the Company and those it conducts business with do not make modifications or conversions in a timely manner, the Year 2000 issue may have a material adverse effect on the Company's business, financial condition, and results of operations. The total cost associated with the required modifications is not expected to be material to the Company's consolidated results of operations, liquidity and financial position, and is being expensed as incurred.

RECENT PRONOUNCEMENTS

In June, 1997, the FASB issued SFAS Statement No. 130, "Reporting Comprehensive Income." This statement, effective for periods beginning after December 15, 1997, would require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during the period except those resulting from investment by owners and distributions to owners.
As required by this statement, the Company adopted the new standard for reporting comprehensive income. The Company's net income is equal to comprehensive income.

In June, 1997, the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not yet determined the impact of this SFAS on its financial statements.

In March, 1998, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 97-11, "Accounting for Internal Costs Related to Real Estate Acquisitions." This statement, effective as of March 19, 1998, requires that internal costs of identifying and acquiring operating properties should be expensed as incurred. Prior to March 19, 1998, the Company capitalized internal preacquisition costs. The Company estimates the adoption of this EITF will not have a significant impact on the results of operations in the future.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of lease and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT, the failure of the Company and entities the Company does business with to make necessary modifications and conversions to Year 2000 compliant software in a timely manner and the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities.