Form 10-Q
period 1998-06-30
CENTERPOINT PROPERTIES TRUST
filed 1998-08-14
CIK 912893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                             ----------------------


                         Commission file number 1-12630


                          CENTERPOINT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)


       Maryland                                         36-3910279
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)



                1808 Swift Drive, Oak Brook, Illinois 60523-1501
                    (Address of principal executive offices)

                                 (312) 346-5600
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X    No
                         ----     ----

Number of Common Shares of Beneficial Interest outstanding as of August 14, 1998: 17,830,765 Number of Class B Common Shares of Beneficial Interest outstanding as of August 14, 1998: 2,272,727

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                      ASSETS

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       1998             1997
                                                                                  --------------    ------------
Assets:
   Investment in real estate:
      Land and leasehold                                                             $ 126,280      $ 123,014
      Buildings                                                                        435,096        414,314
      Building improvements                                                             70,542         64,372
Furniture, fixtures, and equipment                                                      16,561         13,912
      Construction in progress                                                          20,453         26,034
                                                                                     ---------      ---------
                                                                                       668,932        641,646
      Less accumulated depreciation and amortization                                    51,704         44,352
                                                                                     ---------      ---------
        Net investment in real estate                                                  617,228        597,294

   Cash and cash equivalents                                                             2,039          1,652
   Restricted cash and cash equivalents                                                 33,828         36,509
   Tenant accounts receivable, net                                                      17,492         12,416
   Mortgage notes receivable                                                            28,802         30,297
   Investment in and advances to affiliate                                              17,885         11,143
   Prepaid expenses and other assets                                                     7,883          3,303
   Deferred expenses, net                                                                8,000          6,661
                                                                                     ---------      ---------
                                                                                     $ 733,157      $ 699,275
                                                                                     ---------      ---------
                                                                                     ---------      ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable                                                            $ 185,755      $  85,755
   Tax-exempt debt                                                                      75,540         75,540
   Line of credit                                                                       12,500         97,700
Convertible subordinated debentures payable                                              9,613         11,740
   Notes payable                                                                                           33
   Preferred dividends payable                                                           1,060            901
   Accounts payable                                                                      3,714         10,311
   Accrued expenses                                                                     28,219         24,410
   Rents received in advance and security deposits                                       4,535          4,759
                                                                                     ---------      ---------
                                                                                       320,936        311,149
                                                                                     ---------      ---------
Commitments and contingencies

Shareholders' equity:
   Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding having a liquidation
      preference of $25 per share ($75,000)                                                  3              3
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
      authorized; 17,774,327 and 16,891,951 issued and outstanding, respectively            18             17
   Class B common shares of beneficial interest, $.001 par value, 2,272,727
      shares authorized; 2,272,727 issued and outstanding                                    2              2
   Additional paid-in-capital                                                          447,352        420,743
   Retained earnings (deficit)                                                         (34,761)       (32,142)
   Unearned compensation - restricted stock                                               (393)          (497)
                                                                                     ---------      ---------
      Total shareholders' equity                                                       412,221        388,126
                                                                                     ---------      ---------
                                                                                     $ 733,157      $ 699,275
                                                                                     ---------      ---------
                                                                                     ---------      ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                   CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                                    (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------     -------------------------
                                                           1998            1997              1998          1997
                                                          ---------      --------          --------      --------
Revenue:
   Operating and investment revenue:
      Minimum rents                                        $ 18,050      $ 13,540          $ 35,797      $26,311
      Straight-line rents                                     1,157           633             2,521        1,287
      Expense reimbursements                                  6,115         4,480            11,573        9,375
      Mortgage interest income                                  679           524             1,336        1,179
                                                          ---------      --------          --------      --------
        Total operating and investment revenue               26,001        19,177            51,227       38,152
                                                          ---------      --------          --------      --------

   Other Revenue:
      Real estate fee income                                  1,707           813             3,674        1,615
      Equity in net income of affiliate                         276           140               401           92
                                                          ---------      --------          --------      --------
        Total other revenue                                   1,983           953             4,075        1,707
                                                          ---------      --------          --------      --------
        Total revenue                                        27,984        20,130            55,302       39,859
                                                          ---------      --------          --------      --------

Expenses:
   Real estate taxes                                          6,001         4,097            11,949        8,367
   Property operating and leasing                             3,210         2,424             6,752        5,447
   General and administrative                                 1,002           739             1,992        1,442
   Depreciation and amortization                              5,186         3,379             9,882        6,589
   Interest expense:
      Interest incurred, net                                  3,056         2,246             5,984        4,872
      Amortization of deferred financing costs                  439           203               925          395
                                                          ---------      --------          --------      --------
        Total expenses                                       18,894        13,088            37,484       27,112
                                                          ---------      --------          --------      --------
        Operating income                                      9,090         7,042            17,818       12,747

Other income(expense), net                                      (21)          101               (37)          67
                                                          ---------      --------          --------      --------

Net income                                                    9,069         7,143            17,781       12,814

Preferred dividends                                          (1,590)       (3,180)
                                                          ---------      --------          --------      --------
Net income available to common shareholders               $   7,479      $  7,143          $ 14,601      $ 12,814
                                                          ---------      --------          --------      --------
                                                          ---------      --------          --------      --------


Per share net income available to common shareholders:
      Basic                                                $   0.37      $   0.38          $   0.74      $  0.70
      Diluted                                              $   0.37      $   0.37          $   0.74      $  0.69

Distributions per common share                             $  0.438      $  0.420          $  0.875      $ 0.840

  The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         ------------------------
                                                                            1998          1997
                                                                         ---------      --------
Cash flows from operating activities:
   Net income                                                            $  17,781      $ 12,814
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Bad debts                                                              100
        Depreciation                                                         9,277         6,152
        Amortization of deferred financing costs                               925           395
        Other amortization                                                     605           437
        Straight-line rents                                                 (2,522)       (1,287)
        Incentive stock awards                                                 104           178
        Interest on converted debentures                                        36            11
        Equity in net income of affiliate                                     (401)          (92)
        Gain on sale of fixed assets                                                        (140)
        Net changes in:
           Tenant accounts receivable                                       (2,872)       (1,822)
           Prepaid expenses and other assets                                (1,195)       (1,104)
           Rents received in advance and security deposits                     (75)         (232)
           Accounts payable and accrued expenses                             4,655          (377)
                                                                         ---------      --------
   Net cash provided by operating activities                                26,418        14,933
                                                                         ---------      --------

Cash flows from investing activities:
   Change in restricted cash and cash equivalents                            2,681           111
   Acquisition of real estate                                              (31,738)      (36,346)
   Construction in progress                                                (15,050)       (5,308)
   Improvements and additions to properties                                (11,983)      (16,180)
   Disposition of real estate                                               24,118         1,615
   Change in deposits on acquisitions                                       (3,416)          706
   Issuance of mortgage notes receivable                                   (20,453)       (2,352)
   Repayment of mortgage notes receivable                                   20,111         4,792
   Investment in and advances to affiliate                                  (6,342)       (5,356)
   Receivables from affiliates and employees                                    27            43
   Additions to deferred expenses                                           (3,009)       (1,246)
                                                                         ---------      --------
Net cash used in investing activities                                      (45,054)      (59,521)
                                                                         ---------      --------

Cash flows from financing activities:
   Proceeds from sale of common shares                                      24,785        71,070
   Offering costs paid                                                        (289)       (4,009)
   Proceeds from issuance of unsecured notes payable                       100,000
   Proceeds from line of credit                                             48,400        62,650
   Repayment of mortgage notes payable                                      (2,559)
   Repayment of line of credit                                            (133,600)      (66,200)
   Repayment of notes payable                                                  (33)         (373)
   Distributions                                                           (20,240)      (15,054)
   Conversion of convertible subordinated debentures payable                                  (1)
                                                                         ---------      --------
Net cash provided by financing activities                                   19,023        45,524
                                                                         ---------      --------

Net change in cash and cash equivalents                                        387           936
Cash and cash equivalents, beginning of the year                             1,652         1,070
                                                                         ---------      --------
Cash and cash equivalents, end of period                                 $   2,039      $  2,006
                                                                         ---------      --------
                                                                         ---------      --------

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

In May, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 1999, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has not yet determined the impact of this SFAS on its financial statements.

3.   ACQUISITION AND DISPOSITION OF REAL ESTATE

In February, 1998, the Company disposed of an industrial property located in Elk Grove Village for a sales price of $10.4 million. The disposition of the property qualified for treatment as a tax-free exchange under the Internal Revenue Code. With a portion of the proceeds, the Company purchased two industrial properties located in Elk Grove Village for an aggregate purchase price of $6.9 million. The remaining amount was used to acquire qualified replacement property in the second quarter.

In March, 1998, two industrial properties located in Libertyville and Buffalo Grove, Illinois were disposed of for an aggregate sales price of $17.8 million. The disposition of the properties qualified for treatment as a tax-free exchange under the Internal Revenue Code. A portion of the proceeds was used to acquire qualified replacement property in the second quarter.

In April, 1998, the Company purchased two properties. The first property, located in Chicago, Illinois, was purchased for approximately $5.8 million from a partnership. It was funded with the Company's working capital and proceeds from the tax-free exchange account. The second property, located in Des Plaines, Illinois, was purchased from Juno Manufacturing, Inc. for approximately $5.6 million. The acquisition was funded from proceeds from the tax-free exchange account.

In May, 1998, the Company purchased two properties. The first property, located in Wood Dale, Illinois, was purchased from a partnership in which one of the Company's Senior Officers and a Company Director were partners, for approximately $3.5 million. The second property, located in Batavia, Illinois, was purchased for approximately $6.1 million from a partnership. Both acquisitions were funded with proceeds from the tax-free exchange account.

In June, 1998, the Company purchased two properties. The first property, located in Chicago, Illinois, was purchased from a partnership for approximately $3.4 million. The second property, located in University Park, Illinois, was purchased from a partnership for approximately $1.9 million. Both acquisitions were funded with proceeds from the tax-free exchange account.

At June 30, 1998, there was $1.0 million remaining proceeds from the qualified tax-free exchange.

4.   MORTGAGE NOTES RECEIVABLE

In March 1998, the Company received proceeds from the repayment of two mortgages outstanding totaling $20.1 million.

5.   INVESTMENT IN AND ADVANCES TO AFFILIATE

     The Company holds approximately 99% of the economic interest in CenterPoint Realty Services Corporation ("CRS"), an unconsolidated taxable subsidiary, in the form of non-voting common euity. CRS engages in businesses and services, complimentary to the Compnay's industrial real estate investement business. Income from these activities, received by REITs and their qualified REIT subsidiaries, are limited under current REIT tax regulations.

     As of June 30, 1998, the Company had advanced to CRS approximately $13.3 million under a demand loan with an interest rate of 8.125%. The proceeds of the loan were applied towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

     The Company typically purchases development projects upon completion of construction on a turnkey basis or develops the property under guaranteed maximum price contracts, substantially eliminating any construction risk.

6.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for six months ended June 30, 1998 and 1997:

                                                          1998          1997
                                                        -------        ------
     Interest paid                                       $4,686        $5,120
     Interest capitalized                                 1,116           208
     Construction costs paid by the Company
           through mortgage notes receivable              1,837

In conjunction with the acquisition of real estate, for the six months ended June 30, 1998 and 1997 the Company acquired the following asset and assumed the following liability amounts:

                                                           1998         1997
                                                         -------       -------
     Purchase of real estate                             $32,569       $37,498
     Liabilities, net of other assets                       (831)       (1,152)
                                                         -------       -------
     Acquisition of real estate                          $31,738       $36,346

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the six months ended June 30, 1998 and 1997:

                                                           1998        1997
                                                         -------      -------
     Disposal of real estate                             $24,589       $1,670
     Liabilities, net of other assets                       (471)         (55)
                                                         -------       ------
     Disposition of real estate                          $24,118       $1,615

Conversion of convertible subordinated debentures payable for the six months ended June 30, 1998 and 1997:


                                                          1998          1997
                                                         ------        ------
     Convertible subordinated debentures converted       $2,127        $2,325
     Common shares issued at $18.25 per share;
          116,544 and 127,381, respectively               2,127         2,324
                                                         ------        ------
     Cash disbursed for fractional shares                $    -        $    1
                                                         ------        ------

7.   MORTGAGE NOTES PAYABLE AND OTHER DEBT

On April 5, 1998 the Company issued $100 million, 6.75 percent senior unsecured notes due April 1, 2005. The net proceeds of $99 million were used to repay substantially all amounts outstanding under the Company's line of credit co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc.

8.   COMMITMENTS AND CONTINGENCIES

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

At June 30, 1998, seven of the properties owned by the Company are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006, each for an amount greater than the net book value of the asset. Management is not currently aware of planned exercises of options and believes that any potential exercises would not materially affect the results or prospects of the Company.

9.   SUBSEQUENT EVENTS

In July, 1998, the Company acquired sixteen properties for an aggregate total of $40.3 million located as follows; one in Des Plaines, Illinois, six in Franklin Park, Illinois, four in Bedford Park, Illinois, one in Melrose Park, Illinois, three in Lake Forest and one in Elgin, Illinois. The purchase was funded with a portion of the proceeds from the tax-free exchange account, the assumption of $15.6 million in mortgage debt, and the remainder was funded with a draw on the Company's line of credit.

$1.0 million worth of convertible subordinated debentures have been converted to 56,438 shares since June 30, 1998.

The Board of Trustees announced the adoption of a Preferred Share Purchase Rights Agreement on July 31, 1998. Under the Agreement, a dividend distribution of one Preferred Share Purchase Right on each outstanding share of the Trust's common shares will be made to shareholders of record on August 11, 1998. Initially, the preferred stock purchase rights will not be exercisable and will trade with shares of CenterPoint's common stock. Under the shareholder rights plan, the rights generally become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the outstanding CenterPoint common shares or if a person commences a tender offer that would result in that person owning 15% or more of the outstanding CenterPoint common shares.

The shareholder rights plan is not being adopted in response to any takeover attempt but is intended to provide the Board with sufficient time to consider any and all alternatives under such circumstances. Its provisions are designed to protect the Trust's shareholders in the event of an unsolicited attempt to acquire the Trust at a value that is not in the best interest of the Trusts' shareholders.

10.  EARNINGS PER COMMON SHARE

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998.


                                                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------       ----------------------------
                                                         1998           1997               1998             1997
                                                      ---------      ----------         ----------        ---------
                                                                   (in thousands, except for share data)
Numerators:

Net income                                           $     9,069     $     7,143        $    17,781     $    12,814
   Dividends on preferred shares                          (1,590)         (3,180)
                                                     -----------     -----------        -----------     -----------
Net income available to common shareholders - for
   basic and diluted EPS                             $     7,479     $     7,143        $    14,601     $    12,814
                                                     -----------     -----------        -----------     -----------
                                                     -----------     -----------        -----------     -----------

Denominators:

Weighted average common shares outstanding - for
   basic EPS                                          19,985,422      19,006,207         19,602,554      18,189,923
   Effect of dilutive securities - options               236,912         265,168            240,688         266,570
                                                     -----------      ----------        -----------     -----------
Weighted average common shares outstanding - for
   diluted EPS                                        20,222,334      19,271,375         19,843,242      18,456,493
                                                     -----------      ----------        -----------     -----------
                                                     -----------      ----------        -----------     -----------

The assumed conversion of the convertible subordinated debentures into common shares for purposes of computing diluted EPS by adding interest expense for the debentures to the numerators, and adding assumed share conversions to the denominators for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997 would be anti-dilutive.

11.  PRO FORMA FINANCIAL INFORMATION

     Due to the effect of securities offerings in March, 1997, November, 1997, March, 1998, and April 1998, and the 1997 and 1998 acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the six months ended June 30, 1998 and 1997 is presented as if the 1997 acquisitions and dispositions, the 1998 acquisitions and dispositions, the 1997 and 1998 securities offerings, and the corresponding repayment of certain debt had all occurred on January 1, 1997 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at January 1, 1997, or to project results for any future period.

                                                        SIX MONTHS ENDED JUNE 30,
                                                       --------------------------
                                                         1998              1997
                                                       --------          --------
                                             (in thousands, except for per share data)
Total revenues                                         $ 55,435          $ 43,572
Total expenses                                           37,363            27,072
                                                       --------          --------
Net income                                               18,072            16,500
Preferred dividends                                      (3,180)           (3,180)
                                                       --------          --------
Net income available to common
           shareholders                                $ 14,892          $ 13,320
                                                       --------          --------
                                                       --------          --------


Per share income available to common shareholders:
           Basic                                       $   0.75          $   0.68
           Diluted                                     $   0.74          $   0.67

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION.

The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K filed for the fiscal year ended December 31, 1997 and the unaudited Financial Statements presented with this Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30, 1997.

REVENUES

Total revenues increased by $7.9 million or 39.0% over the same period last year.

In the second quarter of 1998, 92.9% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties.

Operating and investment revenues increased by $6.8 million in the second quarter of 1998. A portion of the increase from the prior year is due to income from eight properties acquired in the first half of 1998 and one build-to-suit property coming on line totaling 0.2 million square feet, net of three dispositions as of June 30, 1998. The remainder of the increase was attributable to a full period of income from the 1997 acquisition of twenty-one properties, totaling 7.1 million square feet and six build-to-suit properties totaling 1.5 million square feet coming on-line in 1997, net of three property dispositions.

Other revenues increased $1.0 million due to increased fees earned by the Company in connection with build-to-suit, development and leasing activities and increased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $2.7 million from period to period. The majority of the increase, $1.9 million, resulted from a full period of real estate taxes on 1997 acquisitions and a partial period of real estate taxes on 1998 acquisitions, net of dispositions. The balance of the increase was due to increased leasing expenses, insurance, utilities, repairs and maintenance and property management costs which increased proportionate to the level of acquisitions. However, property operating and leasing costs as a percentage of total revenues decreased from 12.0% to 11.5% when comparing the second quarter of 1997 to the second quarter of 1998 due to "economies of scale" realized by the Company.

General and administrative expenses increased by $0.3 million for the period due primarily to the growth of the Company, but as a percentage of total revenues decreased from 3.7% to 3.6% when comparing the second quarter of 1997 to the second quarter of 1998.

Depreciation and amortization increased by $1.8 million due to a full period of depreciation on 1997 acquisitions and depreciation on 1998 acquisitions.

Interest incurred increased by approximately $0.8 million over the same period last year due to the Company holding higher average balances outstanding in the second quarter of 1998 compared to 1997.

Other income (expenses) decreased due to the non-recurring disposal of fixed assets for a gain which occurred in the second quarter of 1997.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $1.9 million or 27.0% due to the growth of the Company through the net acquisition of warehouse/industrial real estate.

Funds from operations (FFO) increased 20.9% to $12.9 million from quarter to quarter. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs.

When comparing the second quarter results of operations of properties owned at April 1, 1997 with the results of operations of the same properties for the second quarter 1998 (the "same property" portfolio), the Company recognized an increase of approximately 3.5% in net operating income. This same property increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated fot the "in service" portfolioby dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the second quarter of 1998 was 90.1% compared with 91.3% for the same period last year, but increased over the first quarter margin by 6.3%. The second quarter margin was in line with the Company's expectations.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997.

REVENUES

Total revenues increased by $15.4 million or 38.7% over the same period last year.

In the first half of 1998, 92.6% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties.

Operating and investment revenues increased by $13.1 million in the first half of 1998. A portion of the increase from the prior year is due to income from eight properties acquired in the first half of 1998 and one build-to-suit property coming on line totaling 0.2 million square feet, net of three dispositions as of June 30, 1998. The remainder of the increase was attributable to a full period of income from the 1997 acquisition of twenty-one properties, totaling 7.1 million square feet and six build-to-suit properties totaling 1.5 million square feet coming on-line in 1997, net of three property dispositions.

Other revenues increased $2.4 million due to increased fees earned by the Company in connection with build-to-suit, development and leasing activities and increased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $4.9 million from period to period. The majority of the increase, $4.0 million, resulted from a full period of real estate taxes on 1997 acquisitions and a partial period of real estate taxes on 1998 acquisitions, net of dispositions. The balance of the increase was due to increased leasing expenses, insurance, utilities, repairs and maintenance and property management costs which increased proportionate to the level of acquisitions. However, property operating and leasing costs as a percentage of total revenues decreased from 13.7% to 12.2% when comparing the first half of 1997 to the first half of 1998 due to "economies of scale" realized by the Company.

General and administrative expenses increased by $0.5 million for the period due primarily to the growth of the Company, but as a percentage of total revenues remained constant at 3.6% comparing periods.

Depreciation and amortization increased by $3.3 million due to a full period of depreciation on 1997 acquisitions and depreciation on 1998 acquisitions.

Interest incurred increased by approximately $1.1 million over the same period last year due to the Company holding higher average balances outstanding in the second quarter of 1998 compared to 1997.

Other income (expenses) decreased due to the non-recurring disposal of fixed assets for a gain which occurred in the second quarter of 1997.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $5.0 million or 38.8% due to the growth of the Company through the net acquisition of Warehouse/Industrial real estate.

Funds from operations (FFO) increased 25.9% to $24.9 million from period to period. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs.

When comparing the first half results of operations of properties owned at January 1, 1997 with the results of operations of the same properties for the first half of 1998 (the "same property" portfolio), the Company recognized an increase of approximately 1.8% in net operating income. This same property increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the first half of 1998 was 87.1% compared with 89.8% for the same period last year. The decrease was immaterial and attributable to transitional vacancy.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. However, cash flow from operations during the first half of 1998 of $27.0 million net of $20.2 million of first half distributions provided $6.8 million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

Advances for construction in progress relating to development projects, advances on mortgage notes receivable, and improvements and additions to properties of approximately $50.0 million for the first half of 1998 were substantially funded with borrowings under the Company's unsecured line of credit totaling $48.4 million. Acquisitions of $31.7 million were partially funded with proceeds from the disposition of real estate of $24.1 million. The shortfall in funding was made up with a portion of the Company's retained capital.

EQUITY AND SHARE ACTIVITY

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

On April 8, 1998 the Company completed the sale of 370,000 common shares of beneficial interest at $33.375 per share to an institutional investor. The net proceeds of the offering of approximately $12.3 million were used to fund working capital requirements.

During the first half of 1998, the Company paid distributions on common shares of $15.2 million or $0.875 per share and on class B common shares of $2.0 million or $0.8984 per share. Also, in January of 1998, the Company paid dividends on preferred shares of $1.43 million or $0.477 per share, and in July of 1998, paid dividends of $1.59 million or $0.53 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases and
(ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases.

DEBT CAPACITY

The Company has a $150 million unsecured credit facility co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc. As of June 30, 1998, the Company had outstanding borrowings of approximately $12.5 million under the unsecured revolving line of credit (approximately 1.2% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $137.5 million under its unsecured line of credit.

At June 30, 1998, the Company's debt constituted approximately 26.6% of its fully diluted total market capitalization. Also, the Company's debt service coverage ratio remained high at 6.2 to 1. The Company's fully diluted equity market capitalization was approximately $680.0 million, and its fully diluted total market capitalization exceeded $1.0 billion. The Company's leverage ratios benefited during the first half of 1998 from the conversion of approximately $2.1 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 116,544 common shares.

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

Long-term (greater than one year) capital needs for property acquisitions, scheduled debt maturities, major redevelopment projects, expansions, and construction of build-to-suit properties will be supported, initially, by draws on the Company's unsecured line of credit, followed by the issuance of long-term unsecured indebtedness and the issuance of equity securities. Management expects that a significant portion of the Company's investment funds will be supplied by the proceeds of property dispositions.

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

In March, 1998, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 97-11, "Accounting for Internal Costs Related to Real Estate Acquisitions." This statement, effective as of March 19, 1998, requires that internal costs of identifying and acquiring operating properties should be expensed as incurred. Prior to March 19, 1998, the Company capitalized internal preacquisition costs. As required by this EITF, the Company adopted the new standard for reporting internal acquisition costs. As experienced in the second quarter of 1998, the EITF had no significant affect on the results of operations. The Company estimates the adoption of this EITF will not have a significant impact on the results of operations in the future.

In May, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 1999, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has not yet determined the impact of this SFAS on its financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c) On April 8, 1998, the Company sold 370,000 common shares of beneficial interest to an institutional investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended ("Act"), under Section 4(2) of the Act on the basis of the following factors: (i) the offer and sale was made only to the acquiring institutional investor, (ii) the institutional investor was an "accredited investor" within the meaning of Rule 501 of Regulation D of the Act and acquired the shares for investment and not with a view to the resale or distribution thereof and (iii) certificates evidencing the common shares bear a legend restricting the transfer thereof. The common shares were sold at $33-3/8 per share providing the Company with $12,348,750 in proceeds which were used for general working capital purposes.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

The Registrant held its annual meeting of shareholders on May 15, 1998. The voting results of the annual meeting were as follows:

1. 15,074,222 shares were voted in the election of trustees and the following persons received the number of votes set opposite their respective names:

          For Trustee                Voted in Favor          Vote Withheld
          -----------                --------------          -------------
          Nicholas Babson             15,068,102                12,747
          Martin Barber               15,073,518                 7,331
          Norman R. Bobins            15,073,901                 6,948
          Alan D. Feld                15,068,221                12,628
          John S. Gates, Jr.          15,074,222                 6,627
          John J. Kinsella            15,068,220                12,629
          Thomas E. Robinson          15,068,222                12,627
          Robert L. Stovall           15,074,222                 6,627

2. In addition to the election of trustees, the following matters were approved by the vote of the shareholders at the meeting:

          - Ratification of the appointment of PricewaterhouseCoopers as the Company's independent auditors for the year ending December 31, 1998:

          Voted in Favor              Voted Against           Abstained
          --------------              -------------           ---------
           15,047,467                      3,782                29,600

          - Approval of proposed Fourth Amendment to the Company's 1993 Stock Option Plan:

                Voted in Favor     Voted Against       Abstained    Non-Vote
                --------------     -------------       ---------    --------
                  9,907,147           2,616,007          32,197     2,525,498


ITEM 6:  EXHIBIT AND REPORT ON FORM 8-K

          (a)  The following documents are filed as part of this report:

               (1) Exhibit 3.1 - Declaration of Trust, as supplemented by Articles Supplementary

               (2)  Exhibit 3.2 - By-Laws, as amended

               (3) Exhibit 4.1 Form of certificate representing common shares of beneficial interest

               (4) Exhibit 10.54 - Stock Purchase Agreement between the Company and Davis Selected Advisers, L.P.

               (5) Exhibit 10.55 - CenterPoint Properties Amended and Restated 1993 Stock Option Plan, as amended by the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment

               (6) Exhibit 10.56 - First Amendment to CenterPoint Properties 1995 Director Stock Plan

               (7) Exhibit 10.57 - Loan Documents relating to $50,000,000 Construction Loan Facility of CenterPoint Development Corporation

               (8) Exhibit 10.58 - Stock Option Agreement between the Company and Martin Barber

               (9) Exhibit 10.59 - Stock Option Agreement between the Company and Nicholas C. Babson

               (10) Exhibit 10.60 - Stock Option Agreement between the Company and Alan D. Feld

               (11) Exhibit 10.61 - Stock Option Agreement between the Company and John J. Kinsella

               (12) Exhibit 10.62 - Stock Option Agreement between the Company and Thomas E. Robinson

               (13) Exhibit 10.63 - Stock Option Agreement between the Company and Robert L. Stovall

               (14) Exhibit 10.64 - Stock Option Agreement between the Company and Norman Bobins


     (b) The Company filed a Report on Form 8-K on April 3, 1998 to file the form of Underwriting Agreement and First Supplemental Indenture in connection with the issuance and sale by the Company of $100 million aggregate principal amount of the Company's 6-3/4% Senior Notes due 2005. The Company also filed a Report on Form 8-K on April 28, 1998 to report the adoption by the Board of Trustees of the Fifth Amendment to the Company's 1993 Stock Option Plan, as amended.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CENTERPOINT PROPERTIES TRUST
                                       a Maryland Company


                                       By:       /s/ Paul S. Fisher
                                          -----------------------------------
                                             Paul S. Fisher
                                             Executive Vice President and
                                             Chief Financial Officer
August 14, 1998                              (Principal Accounting Officer)