Form 10-Q
period 1998-09-30
CENTERPOINT PROPERTIES TRUST
filed 1998-11-16
CIK 912893

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

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

                                      (630) 586-8000
                   (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X       No
                            ---         ---

Number of Common Shares of Beneficial Interest outstanding as of November 12, 1998: 18,749,801. Number of Class B Common Shares of Beneficial Interest outstanding as of November 12, 1998: 1,398,088

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
            (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)
                                    (UNAUDITED)


                                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                                        1998           1997
                                                                                    -------------  ------------
                   ASSETS
Assets:
   Investment in real estate:
     Land and leasehold                                                               $ 138,298      $ 123,014
     Buildings                                                                          488,704        414,314
     Building improvements                                                               80,082         64,372
     Furniture, fixtures, and equipment                                                  17,564         13,912
     Construction in progress                                                            13,472         26,034
                                                                                      ---------      ---------
                                                                                        738,120        641,646
     Less accumulated depreciation and amortization                                      56,728         44,352
                                                                                      ---------      ---------
       Net investment in real estate                                                    681,392        597,294

   Cash and cash equivalents                                                              4,696          1,652
   Restricted cash and cash equivalents                                                  31,545         36,509
   Tenant accounts receivable, net                                                       19,062         12,416
   Mortgage notes receivable                                                             19,655         30,297
   Investment in and advances to affiliate                                               21,534         11,143
   Prepaid expenses and other assets                                                      6,025          3,303
   Deferred expenses, net                                                                 8,607          6,661
                                                                                      ---------      ---------
                                                                                      $ 792,516      $ 699,275
                                                                                      ---------      ---------
                                                                                      ---------      ---------


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable                                                             $ 106,225      $  85,755
   Senior unsecured debt                                                                100,000
   Tax-exempt debt                                                                       75,540         75,540
   Line of credit                                                                        44,000         97,700
   Convertible subordinated debentures payable                                            8,583         11,740
   Notes payable                                                                                            33
   Preferred dividends payable                                                            1,060            901
   Accounts payable                                                                       4,633         10,311
   Accrued expenses                                                                      34,420         24,410
   Rents received in advance and security deposits                                        5,372          4,759
                                                                                      ---------      ---------
                                                                                        379,833        311,149
                                                                                      ---------      ---------

Commitments and contingencies

Shareholders' equity:
   Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding having a liquidation
     preference of $25 per share ($75,000)                                                    3              3
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
     authorized; 17,774,327 and 16,891,951 issued and outstanding, respectively              18             17
   Class B common shares of beneficial interest, $.001 par value, 2,272,727
     shares authorized; 2,272,727 issued and outstanding                                      2              2
   Additional paid-in-capital                                                           448,606        420,743
   Retained earnings (deficit)                                                          (35,602)       (32,142)
   Unearned compensation - restricted stock                                                (344)          (497)
                                                                                      ---------      ---------
     Total shareholders' equity                                                         412,683        388,126
                                                                                      ---------      ---------
                                                                                      $ 792,516      $ 699,275
                                                                                      ---------      ---------
                                                                                      ---------      ---------

       The accompanying notes are an integral part of these consolidated financial statements.

                   CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                    (UNAUDITED)


                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                                   -------------                -------------
                                                                1998           1997           1998           1997
                                                             ---------      ---------      ---------      ---------
Revenue:
   Operating and investment revenue:
     Minimum rents                                           $  19,479      $  14,544      $  55,276      $  40,856
     Straight-line rents                                           742            566          3,263          1,854
     Expense reimbursements                                      5,737          4,283         17,310         13,658
     Mortgage interest income                                      600            447          1,936          1,626
                                                             ---------      ---------      ---------      ---------
       Total operating and investment revenue                   26,558         19,840         77,785         57,994
                                                             ---------      ---------      ---------      ---------
   Other Revenue:
     Real estate fee income                                      1,962            455          5,636          2,069
     Equity in net income of affiliate                              46          1,264            447          1,356
                                                             ---------      ---------      ---------      ---------

       Total other revenue                                       2,008          1,719          6,083          3,425
                                                             ---------      ---------      ---------      ---------

       Total revenue                                            28,566         21,559         83,868         61,419
                                                             ---------      ---------      ---------      ---------

Expenses:
   Real estate taxes                                             5,786          4,187         17,735         12,554
   Property operating and leasing                                2,674          2,847          9,426          8,294
   General and administrative                                      969            783          2,960          2,225
   Depreciation and amortization                                 5,392          4,179         15,273         10,767
   Interest expense:
     Interest incurred, net                                      3,759          2,687          9,743          7,559
     Amortization of deferred financing costs                      409            193          1,335            589
                                                             ---------      ---------      ---------      ---------

       Total expenses                                           18,989         14,876         56,472         41,988
                                                             ---------      ---------      ---------      ---------

       Operating income                                          9,577          6,683         27,396         19,431

Other income(expense), net                                          (7)            59            (45)           126
                                                             ---------      ---------      ---------      ---------

Net income                                                       9,570          6,742         27,351         19,557

Preferred dividends                                             (1,590)                       (4,770)
                                                             ---------      ---------      ---------      ---------

Net income available to common shareholders                  $   7,980      $   6,742      $  22,581      $  19,557
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

Per share net income available to common shareholders:
     Basic                                                       $0.40          $0.35          $1.14          $1.06
     Diluted                                                     $0.39          $0.35          $1.13          $1.04

Distributions per common share                                  $0.438          $0.42         $1.313          $1.26

       The accompanying notes are an integral part of these consolidated financial statements.

                    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                           -------------
                                                                                        1998           1997
                                                                                     ----------     ----------
Cash flows from operating activities:
   Net income                                                                        $   27,351     $   19,557
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Bad debts                                                                            200            175
       Depreciation                                                                      14,283         10,159
       Amortization of deferred financing costs                                           1,335            589
       Other amortization                                                                   990            608
       Straight-line rents                                                               (3,263)        (1,854)
       Incentive stock awards                                                               152            265
       Interest on converted debentures                                                      35             10
       Equity in net income of affiliate                                                   (447)        (1,356)
       Gain on sale of fixed assets                                                                       (140)
       Net changes in:
          Tenant accounts receivable                                                     (2,915)        (2,382)
          Prepaid expenses and other assets                                              (1,487)           495
          Rents received in advance and security deposits                                   683            276
          Accounts payable and accrued expenses                                           8,490         (2,881)
                                                                                     ----------     ----------
   Net cash provided by operating activities                                             45,407         23,521
                                                                                     ----------     ----------

Cash flows from investing activities:
   Change in restricted cash and cash equivalents                                         5,256        (39,302)
   Acquisition of real estate                                                           (63,914)       (59,552)
   Additions to construction in progress                                                (23,744)       (22,952)
   Improvements and additions to properties                                             (17,588)       (19,729)
   Disposition of real estate                                                            24,118          2,297
   Change in deposits on acquisitions                                                    (1,279)        (1,361)
   Issuance of mortgage notes receivable                                                (20,556)        (7,237)
   Repayment of mortgage notes receivable                                                29,361          5,669
   Investment in and advances to affiliate                                               (9,944)       (17,278)
   Receivables from affiliates and employees                                                 44             56
   Additions to deferred expenses                                                        (4,358)        (2,768)
                                                                                     ----------     ----------
Net cash used in investing activities                                                   (82,604)      (162,157)
                                                                                     ----------     ----------

Cash flows from financing activities:
   Proceeds from sale of common shares                                                   25,095         71,325
   Offering costs paid                                                                     (352)        (4,050)
   Proceeds from issuance of unsecured notes payable                                    100,000
   Proceeds from line of credit                                                          93,900        129,350
   Issuance of mortgage notes payable                                                                   55,000
   Repayment of mortgage notes payable                                                     (117)        (2,586)
   Repayment of line of credit                                                         (147,600)       (72,200)
   Repayment of notes payable                                                               (33)        (2,335)
   Distributions                                                                        (30,652)       (23,071)
   Conversion of convertible subordinated debentures payable                                                (1)
                                                                                     ----------     ----------
Net cash provided by financing activities                                                40,241        151,432
                                                                                     ----------     ----------
Net change in cash and cash equivalents                                                   3,044         12,796
Cash and cash equivalents, beginning of the year                                          1,652          1,070
                                                                                     ----------     ----------
Cash and cash equivalents, end of period                                             $    4,696     $   13,866
                                                                                     ----------     ----------
                                                                                     ----------     ----------

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

In July, 1998, the Board of Trustees approved a shareholder protection plan (the "plan"), declaring a dividend of one right for each share of the Company's common shares outstanding on or after August 11, 1998. Exercisable 10 days after any person or group acquires 15 percent or more or commences a tender offer for 15 percent or more of the Company's common shares, each right entitles the holder to purchase from the Company one one-thousandth of a Junior Preferred Share of Beneficial Interest, Series A (a "Rights Preferred Share"), at a price of $120, subject to adjustment. The Rights Preferred Shares (1) are non-redeemable, (2) are entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share or 1,000 times the Company's common share dividend, (3) have a minimum liquidation preference equal to the greater or $100 per share or 1,000 times the liquidation payment made per common share and (4) are entitled to vote with the common shares with each Rights Preferred Share having 1,000 votes. 50,000 of the Company's authorized preferred shares have been designated for the Plan.

The plan was not adopted in response to any takeover attempt but was intended to provide the Board with sufficient time to consider any and all alternatives under such circumstances. Its provisions are designed to protect the Company's shareholders in the event of an unsolicited attempt to acquire the Company at a value that is not in the best interest of the Company's shareholders.

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

In June, 1997, the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not yet determined the impact of this SFAS on its financial statement disclosure.

In March, 1998, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 97-11, "Accounting for Internal Costs Related to Real Estate Acquisitions." This statement, effective as of March 19, 1998, requires that internal costs of identifying and acquiring operating properties should be expensed as incurred. Prior to March 19, 1998, the Company capitalized internal preacquisition costs. The adoption of this EITF has not had a significant impact on the results of current operations and the Company this EITF estimates will not have a significant impact on the results of operations in the future.

In May, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 1999, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has not yet determined the impact of this SFAS on its financial statements.

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

In March, 1998, two industrial properties located in Libertyville and Buffalo Grove, Illinois were disposed of for an aggregate sales price of $17.8 million. The disposition of the properties qualified for treatment as a tax-free exchange under the Internal Revenue Code. All proceeds were used to acquire qualified replacement property in the second and third quarters.

In April, 1998, the Company purchased two properties. The first property, located in Chicago, Illinois, was purchased for approximately $5.8 million from a partnership. It was funded with the Company's working capital and proceeds from the tax-free exchange account. The second property, located in Des Plaines, Illinois, was purchased for approximately $5.6 million. The acquisition was funded from proceeds from the tax-free exchange account.

In May, 1998, the Company purchased two properties. The first property, located in Wood Dale, Illinois, was purchased from a partnership in which one of the Company's Senior Officers and a Company Trustee were partners, for approximately $3.5 million. The transaction satisfied the Company's investment criteria and was approved by the Company's independent trustees. The second property, located in Batavia, Illinois, was purchased for approximately $6.1 million from a partnership. Both acquisitions were funded with proceeds from the tax-free exchange account.

In June, 1998, the Company purchased two properties. The first property, located in Chicago, Illinois, was purchased from a partnership for approximately $3.4 million. The second property, located in University Park, Illinois, was purchased from a partnership for approximately $1.9 million. Both acquisitions were funded with proceeds from the tax-free exchange account.

In July, 1998, the Company acquired sixteen properties for an aggregate total of $43.0 million located as follows: one in Des Plaines, Illinois, six in Franklin Park, Illinois, four in Bedford Park, Illinois, one in Melrose Park, Illinois, three in Lake Forest, Illinois and one in Elgin, Illinois. The purchase was funded with a portion of the proceeds from the tax-free exchange account, the assumption of $15.6 million in mortgage debt, and the remainder with a draw on the Company's line of credit.

In September, 1998, the Company purchased two properties. The first property, located in Alsip, Illinois, was purchased from a partnership for approximately $8.0 million. The second property, located in Elgin, Illinois, was purchased for approximately $3.9 million. Both acquisitions were funded with draws from the Company's line of credit.

At September 30, 1998, there were no remaining proceeds from the qualified tax-free exchanges.

4.   MORTGAGE NOTES RECEIVABLE

In March 1998, the Company received proceeds from the repayment of two mortgages outstanding totaling $20.1 million.

In July 1998, the Company received proceeds for the repayment of a mortgage outstanding totaling $9.3 million.

5.   INVESTMENT IN AND ADVANCES TO AFFILIATE

The Company holds approximately 99% of the economic interest in CenterPoint Realty Services Corporation ("CRS"), an unconsolidated taxable subsidiary, in the form of non-voting common equity. CRS and its subsidiaries engage in businesses and services which compliment the Company's business, including the provision of services and commodities to tenants of the Company, the development of real property and the management of properties owned by third parties. Income from these activities, received by REITs and their qualified REIT subsidiaries, is limited under current REIT tax regulations.

As of September 30, 1998, the Company had advanced to CRS approximately $16.1 million under a demand loan with interest rates ranging from 8.125% to 11%. The proceeds of the loan were applied towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

The Company typically purchases development projects upon completion of construction on a turnkey basis or develops the property under guaranteed maximum price contracts, substantially eliminating any construction risk.

6.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for nine months ended September 30, 1998 and 1997:


                                                       1998      1997
                                                      ------    ------
     Interest paid                                    $8,396    $8,308
     Interest capitalized                              1,611       383
     Construction costs paid by the Company
        through mortgage notes receivable              1,837

In conjunction with the acquisition of real estate, for the nine months ended September 30, 1998 and 1997 the Company acquired the following asset and assumed the following liability amounts:


                                                       1998      1997
                                                      ------    ------
     Purchase of real estate                        $ 87,228   $61,415
     Mortgage notes assumed                          (20,586)
     Liabilities, net of other assets                 (2,728)   (1,863)
                                                    --------   -------
     Acquisition of real estate                     $ 63,914   $59,552
                                                    --------   -------
                                                    --------   -------

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the nine months ended September 30, 1998 and 1997:


                                                       1998      1997
                                                      ------    ------
     Disposal of real estate                         $24,589    $2,276
     Liabilities, net of other assets                   (471)       21
                                                     -------    ------
     Disposition of real estate                      $24,118    $2,297
                                                     -------    ------
                                                     -------    ------

Conversion of convertible subordinated debentures payable for the nine months ended September 30, 1998 and 1997:


                                                       1998      1997
                                                      ------    ------
     Convertible subordinated debentures converted    $3,157    $2,590
     Common shares issued at $18.25 per share
       172,982 and 141,901, respectively               3,157     2,589
                                                      ------    ------
     Cash disbursed for fractional shares             $    -    $    1
                                                      ------    ------
                                                      ------    ------

SENIOR UNSECURED DEBT

On April 5, 1998 the Company issued $100 million, 6.75 percent senior unsecured notes due April 1, 2005. The net proceeds of $99 million were used to repay substantially all amounts then outstanding under the Company's line of credit co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc.

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

In September, 1998, the Company entered into an interest rate lock arrangement to fix the interest rate on $25 million of anticipated borrowings at 4.835% plus the market spread to the 7 year Treasury on the date of issuance of the debt. The arrangement expires in May, 1999.

At September 30, 1998, seven of the properties owned by the Company are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006, each for an amount greater than the net book value of the asset. Management is not currently aware of planned exercises of options and believes that any potential exercises would not materially affect the results or prospects of the Company.

9.   SUBSEQUENT EVENTS

In October 1998, the Company purchased a property, located in Chicago, Illinois, for $0.8 million with proceeds from a draw on the Company's line of credit.

Also in October, the Company disposed of two properties located in Schaumburg and Chicago, Illinois for an aggregate price of $3.2 million. The disposition of the properties qualified for treatment as a tax-free exchange under the Internal Revenue Code. The Company expects to use the proceeds to acquire qualified replacement property.

In October 1998, 874,639 of the Company's Class B common shares were converted by the holder of the Class B common shares into 874,639 common shares which constituted 4.9% of the then total outstanding shares of the Company.

Since September 30, 1998, $0.5 million worth of convertible subordinated debentures have been converted to 27,397 common shares.

10.  EARNINGS PER COMMON SHARE

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997.


                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        -------------                 -------------
                                                                     1998          1997            1998           1997
                                                                 ----------     ----------      ---------      ---------
                                                                           (in thousands, except for share data)
Numerators:

Net income                                                       $    9,571     $    6,742      $  27,351      $  19,557
   Dividends on preferred shares                                     (1,590)                       (4,770)
                                                                 ----------     ----------      ---------      ---------
Net income available to common shareholders - for
   basic and diluted EPS                                         $    7,981     $    6,742      $  22,581      $  19,557
                                                                 ----------     ----------      ---------      ---------
                                                                 ----------     ----------      ---------      ---------

Denominators:

Weighted average common shares outstanding - for
   basic EPS                                                     20,103,160     19,027,709     19,771,256     18,472,253
   Effect of dilutive securities - options                          227,618        349,628        235,890        346,616
                                                                 ----------     ----------     ----------     ----------
Weighted average common shares outstanding - for
   diluted EPS                                                   20,330,778     19,377,337     20,007,146     18,818,869
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

The assumed conversion of the convertible subordinated debentures into common shares for purposes of computing diluted EPS by adding interest expense for the debentures to the numerators, and adding assumed share conversions to the denominators for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997 would be anti-dilutive.

11.  PRO FORMA FINANCIAL INFORMATION

Due to the effect of securities offerings in March, 1997, November, 1997, March, 1998, and April 1998, and the 1997 and 1998 acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the nine months ended September 30, 1998 and 1997 is presented as if the 1997 acquisitions and dispositions, the 1998 acquisitions and dispositions, the 1997 and 1998 securities offerings, and the corresponding repayment of certain debt had all occurred on January 1, 1997 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at January 1, 1997, or to project results for any future period.


                                          NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------
                                                 1998           1997
                                               --------       --------
                                     (in thousands, except for per share data)
Total revenues                                 $ 87,790       $ 70,640
Total expenses                                   60,202         45,512
                                               --------       --------
Net income                                       27,588         25,128
Preferred dividends                              (4,770)        (4,770)
                                               --------       --------
Net income available to common
     shareholders                              $ 22,818       $ 20,358
                                               --------       --------
                                               --------       --------
Per share income available to common
   shareholders:
     Basic                                     $   1.14       $   1.03
     Diluted                                   $   1.13       $   1.01

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION.

The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K filed for the fiscal year ended December 31, 1997 and the unaudited Financial Statements presented with this Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES

Total revenues increased by $7.0 million or 32.5% over the same period last year.

In the third quarter of 1998, 93.0% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

Operating and investment revenues increased by $6.7 million in the third quarter of 1998. A portion of the increase from the prior year is due to income from twenty-seven properties acquired in the first nine months of 1998 and two build-to-suit properties coming on line totaling 3.4 million square feet, net of three dispositions as of September 30, 1998. The remainder of the increase was attributable to a full period of income from the 1997 acquisition of twenty-one properties, totaling 7.1 million square feet and six build-to-suit properties totaling 1.5 million square feet coming on-line in 1997, net of three property dispositions.

Other revenues increased $0.3 million due to increased fees earned by the Company in connection with build-to-suit, development and leasing activities which was partially offset by decreased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $1.4 million from period to period. The majority of the increase, $1.6 million, resulted from a full period of real estate taxes on 1997 acquisitions and a partial period of real estate taxes on 1998 acquisitions, net of dispositions. Property operating and leasing costs decreased in part due to lower insurance, utilities and repairs and maintenance. Property operating and leasing costs as a percentage of total revenues decreased from 13.2% to 9.4% when comparing the third quarter of 1997 to the third quarter of 1998 due mainly to "economies of scale" realized by the Company.

General and administrative expenses increased by $0.2 million for the period due primarily to the growth of the Company, but as a percentage of total revenues decreased from 3.6% to 3.4% when comparing the third quarter of 1997 to the third quarter of 1998.

Depreciation and amortization increased by $1.2 million due to a full period of depreciation on 1997 acquisitions and partial period depreciation on 1998 acquisitions.

Interest incurred increased by approximately $1.1 million over the same period last year due to the Company holding higher average balances outstanding in the third quarter of 1998 compared to 1997.

Other income (expenses) decreased due to the non-recurring disposal of fixed assets for a gain which occurred in the third quarter of 1997.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $2.8 million or 42.0% due to the growth of the Company through the net acquisition of warehouse/industrial real estate.

Funds from operations (FFO) increased 21.4% from 11.2 million to $13.6 from the third quarter of 1997 to the third quarter of 1998. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs. The Company considers FFO and FFO growth to be one relevant measure of financial performance of equity REITs that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company.

When comparing the third quarter results of operations of properties owned at July 1, 1997 with the results of operations of the same properties for the third quarter 1998 (the "same property" portfolio), the Company recognized an increase of approximately 4.64% in net operating income. This same property increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the third quarter of 1998 was 93.77% compared with 89.06% for the same period last year. The third quarter margin was in line with the Company's expectations.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES

Total revenues increased by $22.4 million or 36.6% over the same period last year.

In the nine months of 1998, 92.8% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties.

Operating and investment revenues increased by $19.8 million in the first nine months of 1998. A portion of the increase from the prior year is due to income from twenty-seven properties acquired in the first nine months of 1998 and two build-to-suit property coming on line totaling 3.4 million square feet, net of three dispositions as of September 30, 1998. The remainder of the increase was attributable to a full period of income from the 1997 acquisition of twenty-one properties, totaling 7.1 million square feet and six build-to-suit properties totaling 1.5 million square feet coming on-line in 1997, net of three property dispositions.

Other revenues increased $2.7 million due to increased fees earned and profits realized by the Company and the Company's unconsolidated affiliate in connection with increase build-to-suit, development and leasing activities.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $6.3 million from period to period. The majority of the increase, $5.2 million, resulted from a full period of real estate taxes on 1997 acquisitions and a partial period of real estate taxes on 1998 acquisitions, net of dispositions. The balance of the increase was due to increased leasing expenses, insurance, utilities, repairs and maintenance and property management costs which increased proportionate to the level of acquisitions. However, property operating and leasing costs as a percentage of total revenues decreased from 13.5% to 11.2% when comparing the first nine months of 1997 to the same period in 1998 due to "economies of scale" realized by the Company.

General and administrative expenses increased by $0.7 million for the period due primarily to the growth of the Company, but as a percentage of total revenues decreased from 3.6% to 3.5% comparing periods.

Depreciation and amortization increased by $4.5 million due to a full period of depreciation on 1997 acquisitions and depreciation on 1998 acquisitions.

Interest incurred increased by approximately $2.2 million over the same period last year due to the Company holding higher average balances outstanding in the second quarter of 1998 compared to 1997.

Other income (expenses) decreased due to the non-recurring disposal of fixed assets for a gain which occurred in the second quarter of 1997.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $7.8 million or 39.9% due to the growth of the Company through the net acquisition of Warehouse/Industrial real estate.

Funds from operations (FFO) increased 24.2% from $31.0 million to $38.5 million the nine months ended September 30, 1997 to the nine months ended September 30, 1998. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs. The Company considers FFO and FFO growth to be one relevant measure of financial performance of equity REITs that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company.

When comparing the first nine month's results of operations of properties owned at January 1, 1997 with the results of operations of the same properties for the first nine months of 1998 (the "same property" portfolio), the Company recognized an increase of approximately 1.6% in net operating income. This same property increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the first nine months of 1998 was 89.02% compared with 89.23% for the same period last year. The decrease was primarily attributable to transitional vacancy.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. However, cash flow from operations during the first nine months of 1998 of $45.4 million net of $30.7 million of

1998 distributions provided $14.7 million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

For the first nine months of 1998, the Company's investment activities include acquisitions of $63.9 million, advances for construction in progress of $23.7 million, advances on mortgage notes receivable of $20.6 million, and improvements and additions to properties of $17.6 million. These activities were funded with dispositions of real estate of $24.1 million, advances on the company's line of credit of $93.9 million and a portion of the Company's retained capital.

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

On April 8, 1998 the Company completed the private placement of 370,000 common shares of beneficial interest at $33.375 per share to an institutional investor. The net proceeds of the offering of approximately $12.3 million were used to fund working capital requirements.

During the first nine months of 1998, the Company paid distributions on common shares of $23.0 million or $1.313 per share and on class B common shares of $3.1 million or $1.348 per share. Also, in January of 1998, the Company paid dividends on preferred shares of $1.43 million or $0.477 per share, and in July and October of 1998, paid dividends of $1.59 million or $0.53 per share each time. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases and (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases.

DEBT CAPACITY

As of November 12, 1998, the Company has a $150 million unsecured credit facility co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc. As of November 15, 1998, the Company had outstanding borrowings of approximately $60.1 million under the unsecured revolving line of credit (approximately 5.5% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $89.9 million under its unsecured line of credit.

At September 30, 1998, the Company's debt constituted approximately 28.5% of its fully diluted total market capitalization. Also, the Company's debt service coverage ratio remained high at 5.9 to 1, and the Company's fixed charge coverage ratio decreased to 3.9 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $746.4 million, and its fully diluted total market capitalization exceeded $1.1 billion. The Company's leverage ratios benefited during the first nine months of 1998 from the conversion of approximately $3.2 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 172,982 common shares.

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

In June, 1997, the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not yet determined the impact of this SFAS on its financial statement disclosures.

In March, 1998, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 97-11, "Accounting for Internal Costs Related to Real Estate Acquisitions." This statement, effective as of March 19, 1998, requires that internal costs of identifying and acquiring operating properties should be expensed as incurred. Prior to March 19, 1998, the Company capitalized internal preacquisition costs. The adoption of this EITF has not had a significant impact on the results of current operations and estimates will not have a significant impact on the results of operations in the future.

In May, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 1999, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has not yet determined the impact of this SFAS on its financial statements.

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

                            PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (b) The Company filed a Report on Form 8-K on August 3, 1998 to report the adoption by the Board of Trustees of a Shareholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CENTERPOINT PROPERTIES TRUST
                                       a Maryland Company


                                       By:  /s/ Paul S. Fisher
                                          -----------------------------------
                                          Paul S. Fisher
                                          Executive Vice President and
                                          Chief Financial Officer
November 13, 1998                        (Principal Accounting Officer)