Form 10-K
period 1998-12-31
CENTERPOINT PROPERTIES TRUST
filed 1999-03-19
CIK 912893

                            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549
                                                FORM 10-K

                         (MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           (FEE REQUIRED)
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           FOR THE TRANSITION PERIOD FROM ________________ TO
                                            ________________

                                     COMMISSION FILE NUMBER 1-12630
                                    CENTERPOINT PROPERTIES TRUST

                         (Exact Name of Registrant as Specified in its Charter)

            MARYLAND                         36-3910279
(State or Other Jurisdiction of   (I.R.S. Employer Identification
 Incorporation or Organization)                 No.)

                               1808 SWIFT DRIVE, OAK BROOK, ILLINOIS 60523
                           (Address of principal executive offices) (Zip code)

                           Registrant's telephone number, including area code:
                                              (630) 586-8000

                         Securities registered pursuant to Section 12(b) of the
                         Act:

                                                NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                  ON WHICH REGISTERED
-------------------------------------------  ---------------------------
Common Shares, par value $.001                 New York Stock Exchange
8.22% Convertible Subordinated Debentures
  due 2004                                     New York Stock Exchange
8.48% Preferred Shares, par value $.001        New York Stock Exchange
Preferred Share Purchase Rights, with
  respect to common shares, par $.001          New York Stock Exchange

 FORM 10-K

                         Securities registered pursuant to Section 12(g) of the
                         Act:

                                                  NONE
                                            (Title of Class)

                             Indicate by check mark whether the registrant (1)
                         has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

                             Indicate by check mark if disclosure of delinquent
                         filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
                         Part III of this Form 10-K or any amendment to this Form 10-K. / /

                             As of March 11, 1999, the aggregate market value of
                         the voting stock held by non-affiliates of the registrant was $626,643,360 (based on 19,582,605 shares held by non-affiliates and computed by reference to the reported closing price).

                             The registrant had 20,164,250 shares of its common
                         stock, $.001 par value, outstanding as of March 11, 1999.

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

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----


                                                         PART I
------------------------------------------------------------------------------------------------------------------------

Item 1.     Business.......................................................................................           1

Item 2.     Properties.....................................................................................          10

Item 3.     Legal Proceedings..............................................................................          18

Item 4.     Submission of Certain Items to a Vote of Security Holders......................................          18

                                                        PART II
------------------------------------------------------------------------------------------------------------------------

Item 5.     Market for Registrant's Common Equity and Related Matters......................................          19

Item 6.     Selected Historical Financial Data.............................................................          19

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          22

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.....................................          27

Item 8.     Financial Statements and Supplementary Data....................................................          28

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          28

                                                        PART III
------------------------------------------------------------------------------------------------------------------------

Item 10.    Directors and Executive Officers of the Registrant.............................................          29

Item 11.    Executive Compensation.........................................................................          29

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          29

Item 13.    Certain Relationships and Related Transactions.................................................          29

                                                        PART IV
------------------------------------------------------------------------------------------------------------------------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          30

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

    CenterPoint Properties Trust ("CenterPoint" or the "Company"), a publicly traded real estate investment trust (REIT), is the first major REIT to focus on the industrial sector. CenterPoint is focused on providing unsurpassed tenant satisfaction, and adds value to its shareholders through customer-driven management, investment, development, and redevelopment of warehouse, light manufacturing, and industrial facilities. The Company believes it is the largest owner and operator of warehouse/industrial property in the 1.25 billion square-foot Greater Chicago Region, the largest and most diverse industrial market in the United States. The Company is a Maryland business trust and is listed on the New York Stock Exchange.

    A predecessor of CenterPoint began operations in 1984 as the principal division and U.S. subsidiary of United Kingdom-based Capital and Regional Properties. The stock of Capital and Regional was publicly traded on the London Exchange in 1986, providing the Company with the longest public market history of any industrial REIT. CenterPoint completed its initial U.S. public offering after consolidating its operations with, and acquiring the properties controlled by, FCLS Investors Group, a Chicago-based industrial development company with 30 years local experience.

    In July 1998, the Company consolidated its three regional offices into redeveloped warehouse space in suburban Oak Brook, Illinois, centrally located in the Chicago region. Intentionally, all of CenterPoint's assets are located within a two-hour drive of its headquarters. The Company believes that its geographic focus has enabled rapid and entrepreneurial response to market opportunities and has fostered constant interaction among tenants and management in furtherance of the Company's focus on customer satisfaction, which anchors CenterPoint's strategy.

BUSINESS OBJECTIVES AND GROWTH PLANS

    The Company's fundamental business objective is to maximize total return to shareholders through increases in per share distributions and increases in the value of the Company's franchise. The Company's goal is to sustain strong growth in per share funds from operations ("FFO"), with accompanying growth in per share distributions and share value. To achieve this objective, the Company pursues complementary operating, investment, disposition and financial strategies:

    - PORTFOLIO OPERATIONS. The Company seeks to grow its results from operations by increasing revenues through lease renewals or replacements at increased rental rates and by increasing occupancy where vacancies exist. The Company believes above average rental growth is primarily achievable because the Company's focus on tenant service generates higher renewal and occupancy rates. Moreover, the Company's size, Chicago focus and market penetration provide superior access to favorable leasing transactions and investments offering below market rents and growth opportunities. The Company's property investments as of December 31, 1998 was leased at an average net rental rate of $3.57 per square foot, approximately 25% below the average market rental rate (published by CB Richard Ellis)of $4.67 per square foot.

    - INVESTMENT. The Company believes that per share growth is maximized through investment activity concentrating on properties offering immediate cash yields above its long term cost of capital, with the potential for rapid yield growth. The Company seeks to invest exclusively in warehouse/ industrial properties that satisfy its yield and growth objectives through the lease up of vacancy, property expansion, redevelopment, or the development or disposition of surplus land. The Company strictly limits speculative investment.

    - DISPOSITIONS. Management undertakes to maximize the yield on invested capital by aggressively selling properties where growth has been achieved and where future prospects for growth are limited. As an allied strategy, the Company undertakes the development of buildings for immediate sale to users or investors. These "merchant" transactions provide attractive fees and profits for reinvestment in the Company's "core" value added business.

    - FINANCIAL. The Company maintains conservative financial and leverage policies to provide financial capacity and flexibility. This strategy facilitates opportunistic investment by helping assure substantial in place liquidity. The Company and its affiliates maintain lines of credit of $300 million. The Company's financial strategy also allows it to secure capital in the most favorable markets. CenterPoint benefits from investment grade ratings on its senior unsecured debt and preferred securities, providing substantial execution efficiency and a lower overall cost of capital.

    - MANAGEMENT CONTROLS AND SYSTEMS. The Company's strategy also seeks growth by controlling expenses through the implementation of efficient information and governance systems. The Company has invested in state of the art systems, which it seeks to continually improve. The Company also believes that it enjoys operating efficiencies attributable to the scale of its operations and Chicago market focus, generating greater rates of cash flow growth and retention.

BUSINESS FOCUS

    As CenterPoint continues to grow, its mission remains to become the industrial landlord of choice in the Greater Chicago region. CenterPoint endeavors to achieve this goal by cultivating and maintaining long-term relationships with its tenants. The Company, highly responsive to the changing needs of its tenants, is always prepared to meet any challenge, and is continually innovating processes and procedures to enhance mutual growth. CenterPoint seeks to provide high-quality, attractive space at competitive rates; unwavering attention to the care and maintenance of its properties; operating charges that reflect economic responsibility; and rapid response to expansion, relocation and other space requirements. CenterPoint maintains a 93% tenant retention rate, confirming its commitment to tenant satisfaction, and in turn, increasing both cash flow and the value of the portfolio.

    Underpinning the value of CenterPoint's portfolio is the strength of its internal resources. Key among these is management experience. CenterPoint's management staff averages 20 years of experience in the industry. Enabled by strong ties to the real estate development community, an in-depth knowledge of the market sector, and the ability to gauge and anticipate market trends, management can creatively and flexibly accommodate tenant requirements in a manner that is mutually beneficial.

    In order to successfully execute its business strategies, CenterPoint adheres to the five following disciplines:

    FOCUS ON INDUSTRIAL REAL ESTATE. The Company focuses on warehouse/industrial properties, because management believes this property type, for the following reasons, offers consistently attractive returns and stable cash flow:

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

    - HIGH LEVEL OF TENANT INVESTMENT. Unlike office, retail and multi-family buildings, most warehouse/ industrial buildings are occupied by a single tenant. Relocation tends to be costly for tenants of warehouse/industrial properties because of high tenant investment in production set up expenses, machinery and other site specific improvements (in many cases higher than the landlord's investment). To avoid these costs, tenants typically lease space that exceeds their immediate needs or space in buildings that are readily expandable. Tenant retention and expansion therefore tend to be higher than for other property types.

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

    - SUPPLY BUILT ON DEMAND. The comparatively short development period for industrial buildings (typically six to nine months) relative to other property types has resulted in less speculative building and, therefore, a supply of industrial property that more closely corresponds to tenant demand. This has kept vacancy levels on average lower than for other property types and has produced greater rental rate stability.

    - LIMITED COMPETITION. Higher overall investment returns are more achievable for warehouse/industrial property than other property types because such assets, typically $3 million to $6 million in purchase price, are too small to justify institutional attention. The Company's typical competitor for assets of this size is a sponsor of a single asset partnership that typically has a higher cost of capital and less financial flexibility than the Company.

    FOCUS IN GREATER CHICAGO. CenterPoint's target market, Greater Chicago, is comprised of the region within a 150-mile radius of the City of Chicago, including Milwaukee, Wisconsin and South Bend, Indiana. It lies at the center of one of the nation's principal population and production regions.

    With over 1.5 billion square-feet of industrial/warehouse space (according to a ranking of markets published by Torto Wheaton Research and CB Richard Ellis), Greater Chicago has become the largest and most diverse warehouse/industrial market. In addition to its size and geographic location, the Midwest possesses certain critical components such as transportation advantages, business diversity, favorable economic trends, and thriving real estate market conditions. These factors have supported the Company's continued strong leasing, acquisition, and development activity. As a result, Greater Chicago offers significant opportunities for investment in, and ownership of, warehouse/industrial property.

    - TRANSPORTATION ADVANTAGES. The Midwest's transportation network is integral to its status as a manufacturing and distribution center. The area has achieved its prominence as a result of its central continental location, as well as its extensive roadway, rail, air, and water transportation infrastructure. This infrastructure connects Greater Chicago with a contiguous 13-state region consisting of Illinois, Wisconsin, Michigan, Ohio, Pennsylvania, West Virginia, Tennessee, Kentucky, Indiana, Missouri, Iowa, Nebraska and Minnesota.

     Seven major east-west or north-south interstate highways either terminate or pass through the Greater Chicago region, making it the nation's largest trucking market. This infrastructure accommodates approximately 418,000 truck movements per day. In Chicago alone, approximately 220,000 cross-town truck trips are made to move containers between rail terminals annually. CenterPoint expects Greater Chicago will soon see further growth as the new administration of Governor George Ryan accelerates the expansion and improvement of metro Chicago's expressway and other infrastructures.

     Intermodal, which involves the movement of goods by two or more modes of transportation, is re-emerging as a very attractive distribution channel. Rail service and marshalling yards in the Midwest handle approximately 75% of nation's rail freight, making Chicago a major hub for intermodal freight transportation. Nearly half of all intermodal rail shipments originate, terminate, or connect there. Currently, it is the fastest growing part of the rail industry, and most rail yards have already been converted to handle intermodal traffic. On a daily basis, Chicago alone handles nearly 23,000 freight cars and 13,500 intermodal freight containers and truck trailers, far more than any other city.

     O'Hare International Airport, located within Chicago's city limits, is one of the country's fastest growing airfreight hubs, and has spurred the expansion of this industry in the region. The efficiency and quick turn-around time of airfreight has made it the delivery method of choice for many shippers. By handling 3,722 tons of airfreight per day, in addition to the 70 million commercial passengers it serves annually, O'Hare has earned its moniker of "the world's busiest airport".

     Lastly, Chicago is also a major gateway for waterborne freight. The Port of Chicago estimates that it ships in excess of 25 million tons of freight annually.

    - DIVERSITY OF BUSINESSES. Published census data indicate that Greater Chicago is the dominant economic, work, and population center of this region. Not only does the Chicago region contain the nation's largest job market, but one-third of the nation's Gross Domestic Product is created and consumed within 8 hours of Chicago, making it one of the most important export hubs in the nation. Many of the exports are of manufactured goods made in the state of Illinois. In 1997, total exports grew by 5.4% to $23,210 million, a greater increase than during the previous year. Home to over 59,000 industrial and commercial firms, Chicago is second only to New York in the number of Fortune 500 corporate headquarters. Virtually all of the "Global 1000""maintain facilities in the Chicago metro area.

     The diversity of businesses in the Midwest provides the Company with the opportunity to capitalize on different trends affecting real estate demand and usage in a wide range of industries. An assorted tenant base also lessens the Company's cyclical risk, reducing its exposure to changes in the fortunes of any single type of business.

     For example, manufacturing companies are one component of the Company's tenant mix. Greater Chicago's manufacturing base is extremely diverse, with nearly equal shares of durable and non-durable industries in a broad mix of old-line and high-tech manufacturing. In recent years, Chicago has had great success in attracting manufacturing expansions because manufacturers benefit from Chicago's well-developed transportation systems and distribution network. Zoning initiatives have further encouraged manufacturing activity by producing Planned Manufacturing Districts (PMDs) in the city proper.

     However, as in other large industrial metropolitan areas, Greater Chicago's diversity has been increasing with the transformation from a manufacturing to a service-based economy. The diversification has accelerated during the current expansion as growth has been driven by service industries.

    - FAVORABLE ECONOMIC TRENDS/CHARACTERISTICS. Manufacturing, productivity, business investment, capacity utilization, and employment trends in the Midwest region of the U.S. and in Greater Chicago are positive. The Midwest has also recorded increases in industrial employment opportunities, and has exceeded the rates of growth of the United States as a whole. These trends are favorable indicators of continuing growth in the warehouse/industrial property market.

     In recent months, the unemployment rate in Chicago has averaged only 4.3%, about equal to the national rate. Job creation has helped to keep the jobless rate this low.

     Business services in particular have expanded strongly due to the concentration of headquarters operations in the metro area, as well as the growth of the computer software industry. Business services account for 40% of the new jobs created in the Chicago economy during the past year.

     The concentration of high technology employment ranks Chicago third in the nation. Of all the metro areas in the Midwest, the Chicago economy has been most successful in developing its high-technology industries. The Chicago metro area, in particular, has a concentration of information technology businesses involved in every aspect of digitally based products and services such as software, electronic commerce, computer hardware, and telecom services. The number of Chicago-based information technology companies has increased by one-third since 1992 and employment has increased by more than 20%. Growth in high tech services is expected to remain strong.

     Chicago is also the largest financial center for commodities in the United States. The Chicago Board of Trade (CBOT) is the world's largest commodities exchange and the Chicago Mercantile Exchange (CME) is the third largest.

    - REAL ESTATE MARKET CONDITIONS/WAREHOUSE SUPPLY & DEMAND.Favorable trends in growth, business investment, utilization, and employment in the Midwest have resulted in increased space demand and increasing rents. Although the Company believes it is the largest owner and operator of warehouse/industrial property in Greater Chicago, its portfolio represented less than 2% of the market (based on square footage) as of December 31, 1998. In a 1.25 billion square-foot industrial market, this allows substantial opportunities for future growth.

     Geographic concentration provides significant business efficiencies for the Company. As a primary owner of warehouse/industrial property located in most major Greater Chicago submarkets, the Company is able to market multiple locations and buildings, and consequently has a competitive advantage in securing leasing opportunities. Operating economies of scale resulting from geographic concentration enhances the Company's ability to offer lower occupancy costs to its tenants. The Company's focus on warehouse/industrial properties in Greater Chicago also enables the expansion of its portfolio without a corresponding increase in general and administrative expense.

     According to CB Richard Ellis, during 1998 Chicago's industrial property market added 33.5 million square feet, the fifth consecutive year of 30.0 million square feet or greater gross absorption. Gross regional absorption was approximately 38.0 million square feet and 75% of the transactions were from new leases. In the fourth quarter of 1998 the overall nominal industrial vacancy rate in Chicago was 6.9%, a decrease of 100 basis points from the fourth quarter of 1997. However, the effective vacancy rate (net of obsolete and environmentally tainted properties) remained less than 4% overall.

    FOCUS ON TENANT SATISFACTION. To become the landlord of choice in the Greater Chicago Region, the Company strives to provide the highest possible service to its tenants by addressing its tenants' occupancy needs and meeting their evolving space requirements. Management believes tenant satisfaction, resulting from the Company's "hands on" management approach, fuels rental revenues by increasing tenant retention, minimizing re-letting expense and facilitating rental increases. Management also believes that tenant satisfaction creates profitable expansion and build-to-suit opportunities from existing tenants.

    The Company views tenant service as a key factor in its business and has established tenant satisfaction as one of its primary corporate goals. To develop its tenant franchise, the Company provides a variety of tenant services: high quality, attractive space; promptly and fairly attending to tenant building or billing concerns; obtaining the lowest possible utility, insurance and real estate tax charges; and responding rapidly to expansion or space reconfiguration requests.

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

    To motivate employees to provide the highest level of tenant service, the Company has established a pay-for-performance compensation plan under which the incentive pay of each participating employee depends in part on the results of an annual tenant satisfaction survey, independently administered by

CEL & Associates and the Company's independent trustees. Employee incentive pay is also dependent on the achievement of targeted per share funds from operations and the results of a company-wide audit pertaining to the implementation of internal processes and procedures, all of which the Company believes is enhanced by tenant service.

    FOCUS ON VALUE-ADDED INVESTMENTS. The Company seeks to acquire warehouse/industrial properties that have an initial cash yield greater than the Company's long term cost of capital (currently estimated to be 9.5% to 10.5%), that offer the best opportunity for cash flow growth, and that meet the Company's investment criteria. Management has established strategies for responding to every stage of the economic cycle, altering its investment emphasis through the recovery, strong economy, and recession phases. This ensures that when conditions change, the Company is well prepared to meet the needs of its clients with minimal reaction time. All investment activities are focused on creating value for its tenants by providing high quality and efficient facilities at attractive rental rates

    - RECOVERY . ACQUISITIONS. During a recovering economy, CenterPoint acquires existing leased generic industrial buildings that are suitable for a wide variety of tenant uses. Traditionally, the seller is a company that is growing rapidly and can better invest its capital in its own business rather than in owning bricks and mortar. CenterPoint takes on that responsibility and enhances the facility through professional management.

    - STRONG ECONOMY . BUILD-TO-SUITS. During a strong economy, many tenants want to expand their space. As a result of the comfort level achieved through CenterPoint's long-term relationships with their tenants, as well as constant communication, the Company can ascertain the specific requirements of the tenant's future home. It can then be designed and built in the right location, on time, and within budget.

    - RECESSION . RE-DEVELOPMENTS. During a weaker economy, companies, on average, want to shrink capacity. Therefore, CenterPoint has developed a number of refinements within older, economically viable properties, completely rebuilding an existing facility within a tenant's time frame. By understanding their tenant's business needs, the Company can envision the potential of a building and match it to the market.

    In September 1998, the Company developed an Airport Properties division to facilitate the expansion of its portfolio of air cargo facilities and other area airport related investments. CenterPoint believes it is the pre-eminent private sector provider, owner, and manager of airfreight and airport-related facilities in the Chicago region.

    CenterPoint's land inventory consists of approximately 300 acres in various submarkets throughout the Chicago Market upon which 5 million square feet could be developed. In addition, 1,800 acres of land at the former Joliet Arsenal is under contract. Currently, this project is undergoing extensive economic, environmental and property due diligence, including a determination of whether government agencies will provide the necessary infrastructure to support the industrial development of the property.

    In addition to revenues from value-added investments, the Company earns fees from the development of assets for purchase by tenants and institutions. Typically, these transactions have yields below the Company's investment return hurdle, but offer substantial profit opportunities relative to the level of required capital and management time. The Company believes it is afforded these opportunities as a consequence of the size of its existing portfolio and its market penetration. The Company's fee development business has been, and is expected to continue to be, a recurring source of revenue.

    FOCUS ON OPERATIONS. The Company is a full service real estate company with an entire staff responsible for managing its entire real estate portfolio. Six regions, each serving a particular segment of Greater Chicago, are operated by a team consisting of a regional manager, a property manager, administrative assistant and accounting support personnel who are required to visit each tenant, on site, at least once every 90 days.

    The Company believes it derives its competitive advantage from its market penetration, local expertise, tenant relationships and quality reputation with the Greater Chicago area. Another competitive advantage is its "state of the art" information system which fully integrates corporate, property management and accounting systems, enabling the Company to monitor and project each asset and its financial performance. The Company believes this long-term platform is capable of supporting its operating and financial objectives as well as its continued strong growth.

    The Company's believes its dedication to efficient internal processes and "back of the house" practices has resulted in significant improvement to operating margins. As of December 31, 1998, Net Revenue margin increased to 88.5% from 87.9%; EBITDA margin increased to 64.9% from 62.6%; and Net Operating Income ("NOI") margin increased to 65.8% from 63.8%.

    FOCUS ON CONSERVING CAPITAL. The Company seeks to create and maintain substantial balance sheet capacity, which provides the Company flexibility to opportunistically tap favorably priced capital to support accretive investments. The Company believes it can maximize internal capital formation by (i) investing at yields above its long term cost of capital; (ii) pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (iii) redeploying its capital through asset sales. The Company will seek, where possible, to sell properties in transactions intended to qualify as tax-free exchanges under applicable provisions of the Internal Revenue Code and re-deploy the proceeds of such sales in properties with higher yielding opportunities where the Company believes significant value can be added.

    The Company targets a ratio of long-term debt to total market capitalization of 25% to 40%, and a ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt service and fixed charges of 3.0 and 2.5 times or higher, respectively. For the year ended December 31, 1998, the Company's ratio of EBITDA to debt service was 5.7 and the ratio of EBITDA to fixed charges was 3.8.

TRANSACTIONS DURING 1998

    During 1998, the Company accomplished the following:

    1998 ACQUISITIONS AND DISPOSITIONS. During 1998, the Company acquired or completed development of 31 warehouse/industrial properties totaling 3.2 million square feet and approximately $92.8 million in total investment. Also in 1998, the Company disposed of 5 warehouse/industrial properties totaling approximately 726,000 square feet for approximately $31.4 million. In addition, during 1998 the Company sold approximately 32 acres of undeveloped land for approximately $21 million.

    1998 SECURITIES ACTIVITIES:

    - On March 25, 1998, the Company completed a public offering of 370,371 common shares of beneficial interest at $32.0625 per share in an underwritten offering to a unit investment trust. Net proceeds from the offering after the underwriting discounts were approximately $11.8 million. The proceeds were used to repay a portion of amounts outstanding under the Company's line of credit co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc.

    - On April 8, 1998 the Company completed a private placement to an institutional investor of 370,000 common shares of beneficial interest at $33.375 per share. The net proceeds of the offering of approximately $12.1 million were used to fund working capital requirements.

    - In July, 1998, the Board of Trustees approved a shareholder protection plan (the "plan"), declaring a dividend of one right for each share of the Company's common shares outstanding on or after August 11, 1998. Exercisable 10 days after any person or group acquires 15 percent or more or commences a tender offer for 15 percent or more of the Company's common shares, each right entitles the holder to purchase from the Company one one-thousandth of a Junior Preferred Share of Beneficial Interest, Series A (a "Rights Preferred Share"), at a price of $120, subject to adjustment. The Rights Preferred Shares (1) are non-redeemable, (2) are entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share or 1,000 times the Company's common share dividend, (3) have a minimum liquidation preference equal to the greater of $100 per share or 1,000 times the liquidation payment made per common share and (4) are entitled to vote with the common shares with each Rights Preferred Share having 1,000 votes. 50,000 of the Company's authorized preferred shares have been designated for the Plan.

    1998 FINANCINGS. On April 5, 1998 the Company issued $100 million of 6.75% senior unsecured notes due April 1, 2005. The net proceeds of $99 million were used to repay substantially all amounts outstanding under the Company's line of credit co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc. In November 1998, the Company increased its unsecured credit facility to $250 million.

SUBSEQUENT TRANSACTIONS

    On March 15, 1999, the Company issued $100 million in senior unsecured notes, due March 15, 2004 and bearing interest at 7.142%. The notes are co-lead by Lehman Brothers Holdings, NationsBanc Montgomery Securities LLC, First Chicago Capital Markets and First Union Capital Markets. The net proceeds of the issuance of approximately $99.3 million were used to pay down the Company's line of credit.

    Since December 31, 1998, 1,321,286 non-voting Class B Shares converted to voting shares.

EMPLOYEES

    At February 12, 1999, the Company had 123 full-time and 25 part-time employees. Of the full-time employees, 107 are involved with property management, operations, leasing and acquisition activities, 8 are involved with general financial administration, financing activities, reporting and acquisition analysis, and 8 are clerical workers. Currently, the Company's employees provide all property management activities. The Company does not intend to enter into any agreement with any entity or person relating to such services. However, the Company's Declaration of Trust does not contain any prohibition on the use of third parties to perform such services, and such services may therefore be performed by third parties in the future.

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

        4. Limited quantities of asbestos containing materials ("ACM") are present in various building materials at many of the Company's properties. The ACM present at the properties generally is in good condition and for the most part is non-friable. The Company has implemented an operation and maintenance plan for ACM, including periodic inspections. This plan includes removal and abatement activity whenever damaged ACM is discovered in areas where human exposure may occur. It also includes an annual ACM abatement program and ACM abatement during property renovation or reconstruction.

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

    As of December 31, 1998, the Company had advanced to CRS approximately $41.4 million under a demand loan with interest rates ranging from 8% to 11.1%. The proceeds of the loan were required for development projects. Principal and interest are due upon demand.

ITEM 2. PROPERTIES.

THE COMPANY'S WAREHOUSE/INDUSTRIAL PROPERTIES

    The Company's investment portfolio of warehouse/industrial properties consists of 120 properties totaling approximately 23.6 million square feet. During 1998, the Company acquired 30 fully-leased warehouse/industrial properties, completed the construction of one fully leased warehouse/industrial build-to-suit property with a total area of approximately 3.2 million square feet, disposed of 5 warehouse/ industrial properties with a total area of approximately 726,000 square feet, and a 910.8 thousand square foot warehouse property was demolished with part of the land sold and the remaining land retained for development of a build-to-suit.

    LOCATION. The Company's current properties are well located, with convenient access to area interstate highway, rail, and air transportation. The properties are in good physical condition, most of them having been built or substantially renovated within the last 10 years.

    BUILDING CHARACTERISTICS. Most of the space in the warehouse/industrial properties currently owned by the Company or under contract has been designed for warehousing and distribution. The remainder of the space is comprised of light manufacturing space. A number of the industrial properties include both distribution and light manufacturing space so as to provide tenants with increased flexibility. The Company's largest industrial property contains approximately 1,700,000 rentable square feet in a multi-tenant warehousing and manufacturing property, available for redevelopment into a multi-tenant warehouse/industrial complex. The Company's present warehouse/industrial properties have an average project size of 196,959 square feet, and, on average, a tenant at an industrial property occupies 112,015 rentable square feet. Although a number of the industrial properties are single-tenant build-to-suit facilities, all are designed to be divisible and to be leased by multiple tenants. The Company has had substantial experience in subdividing older space for new tenants.

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

    LEASE CHARACTERISTICS. The Company believes that the lease agreements for its warehouse/industrial properties, which in most cases provide for scheduled or indexed increases in rent, as well as the strengthening economy, will provide opportunities for rental growth. The Company, in substantially all cases, passes operating expenses and real estate tax increases on to tenants. The leases for the warehouse/ industrial properties currently owned by the Company have terms between one and 15 years, with a weighted average remaining term, based on square footage, of approximately 4.0 years as of December 31, 1998.

    TENANT DIVERSITY. The composition of tenants in the warehouse/industrial properties currently owned by the Company reflects the commercial diversity of businesses operating in Greater Chicago. At December 31, 1998 no single industry, other than Wholesale Trade-Durable Goods and Trucking/Warehousing, accounted for more than 5.8% of the leased space in the warehouse/industrial properties currently owned by the Company. Wholesale Trade-Durable Goods and Trucking/Warehousing, which encompasses a wide variety of industries, accounted for 25.9% of the leased space in the warehouse/ industrial properties currently owned by the Company at December 31, 1998, and the six largest industries, other than Wholesale Trade-Durable Goods and Trucking/Warehousing, represented by tenants accounted collectively for only 30.8% of such space. In addition, rent from no single tenant comprised more than 3% of the Company's total revenues as of December 31, 1998.

    OTHER INFORMATION REGARDING WAREHOUSE/INDUSTRIAL PROPERTIES. The following table sets forth certain information regarding the Company's portfolio of warehouse/industrial properties, separately identifying 1998 investments of the
Company:

                          CENTERPOINT PROPERTIES TRUST
                                PROPERTY SUMMARY
                            AS OF DECEMBER 31, 1998

                                                          YEAR OF
                                                          ORIGINAL
                                                       CONSTRUCTION/
                                                            LAST
                                                       REDEVELOPMENT   ANNUALIZED    AVERAGE               PERCENT OF
                                                           AND/OR      BASE RENT    RENT PER     GLA SQ.    TOTAL GLA
PROPERTY ADDRESS              CITY           STATE     EXPANSION (1)    REVENUES   SQ. FT. (2)   FT. (3)       (4)
----------------------  ----------------     -----     --------------  ----------  -----------  ---------  -----------
   1998 INVESTMENTS
LAKE COUNTY
28160 N. Keith........  Lake Forest           IL               1989    $  307,800   $    3.95      77,924        0.33%
28618 N. Ballard......  Lake Forest           IL               1984       284,755        4.77      59,688        0.25%
28167 N Keith.........  Lake Forest           IL               1986       177,066        6.79      26,082        0.11%

N. KANE COUNTY
1575 Executive
  Drive...............  Elgin                 IL               1980       156,804        5.05      31,050        0.13%
1925 Holmes Rd. (6)...  Elgin                 IL               1989       503,622        4.28     117,600        0.50%

CHICAGO O'HARE AREA
2121 Touhy Avenue
  (7).................  Elk Grove             IL               1962       450,100        3.50     128,600        0.54%
2021 Lunt Avenue
  (7).................  Elk Grove             IL               1972       243,084        3.80      64,000        0.27%
2001 S. Mt. Prospect
  Road (7)............  Des Plaines           IL               1980       566,810        3.41     166,220        0.70%
755 Dillon Drive......  Wood Dale             IL               1986       317,280        6.62      47,928        0.20%
201 Oakton............  Des Plaines           IL               1984       719,196        4.49     160,102        0.68%
543 W. Algonquin Rd.    Arlington
  (6).................  Heights               IL               1970       167,629        4.90      34,210        0.14%

CITY NORTH
860 W. Evergreen......  Chicago               IL          1890/1995       648,204        4.63     140,000        0.59%
5730 North Tripp
  (6).................  Chicago               IL               1975       405,264        3.48     116,584        0.49%
1381 N. Northbranch
  (6).................  Chicago               IL               1900       117,000        3.34      35,000        0.15%

NEAR WEST SUBURBS
3601 N. Runge.........  Franklin Park         IL          1962/1968       412,407        3.61     114,266        0.48%
3400 N. Powell........  Franklin Park         IL          1961/1980       415,260        3.61     115,097        0.49%
11100 W. Addison......  Franklin Park         IL               1967       189,636        5.20      36,469        0.15%
11140 W. Addison......  Franklin Park         IL          1961/1965       345,330        3.09     111,588        0.47%
3434 N. Powell........  Franklin Park         IL          1960/1966       327,000        3.60      90,760        0.38%
1999 N. Ruby..........  Melrose Park          IL          1952/1962       213,906        1.98     107,852        0.46%
11550 W. King.........  Franklin Park         IL               1963       192,252        2.80      68,663        0.29%
200 Champion Drive....  Northlake             IL               1998       665,640        4.02     165,612        0.70%

CENTRAL KANE/N. DUPAGE
1030 Fabyan Parkway...  Batavia               IL               1978       684,700        3.22     212,728        0.90%

SOUTHWEST SUBURBS
7633 S. Sayre.........  Bedford Park          IL               1968        91,200        6.50      14,039        0.06%
7201 S. Lemington.....  Bedford Park          IL               1958       360,000        3.37     106,800        0.45%
7200 S. Mason.........  Bedford Park          IL               1974       606,420        2.92     207,345        0.88%
6000 W. 73rd..........  Bedford Park          IL               1974       397,391        2.68     148,091        0.63%

SOUTH SUBURBS
2601 Bond Street......  University Park       IL               1975       224,000        3.50      64,000        0.27%
11801 S. Central......  Alsip                 IL               1985       853,158        3.00     284,386        1.20%

MILWAUKEE COUNTY
4700 Ironwood Drive...  Franklin              WI               1998       412,720        3.35     123,200        0.52%
5521 Mill Road........  Milwaukee             WI               1960       103,700        2.33      44,435        0.19%

SUBTOTAL..............                                                 $11,455,634              3,220,319       13.60%
                                                                       ----------               ---------  -----------
AVERAGE...............                                                              $    3.56     103,881        0.45%
                                                                                   -----------  ---------  -----------
PREVIOUSLY OWNED
  PROPERTIES

LAKE COUNTY
3145 Central
  Avenue(6)...........  Waukegan              IL               1958    $  788,500   $    2.63     300,000        1.27%
1810-1820 Industrial
  Drive...............  Libertyville          IL               1977       267,756        3.15      85,000        0.36%
1 Wildlife Way........  Long Grove            IL               1994       684,852       12.66      54,100        0.23%
620-630 Butterfield
  Road................  Mundelein             IL               1990       254,484       10.50      24,237        0.10%


                         PERCENT OF
                        GLA LEASED AS    NO. OF      PROPERTY
PROPERTY ADDRESS         OF 12/31/98     TENANTS     TYPE (5)
----------------------  -------------  -----------  ----------
   1998 INVESTMENTS
LAKE COUNTY
28160 N. Keith........          100%            1      ACQ
28618 N. Ballard......          100%            1      ACQ
28167 N Keith.........          100%            1      ACQ
N. KANE COUNTY
1575 Executive
  Drive...............          100%            1      ACQ
1925 Holmes Rd. (6)...          100%            1      ACQ
CHICAGO O'HARE AREA
2121 Touhy Avenue
  (7).................          100%            1      ACQ
2021 Lunt Avenue
  (7).................          100%            1      ACQ
2001 S. Mt. Prospect
  Road (7)............          100%            1      ACQ
755 Dillon Drive......          100%            1      ACQ
201 Oakton............           75%            2      ACQ
543 W. Algonquin Rd.
  (6).................          100%            1      ACQ
CITY NORTH
860 W. Evergreen......          100%            1      ACQ
5730 North Tripp
  (6).................          100%            1      ACQ
1381 N. Northbranch
  (6).................          100%            1      ACQ
NEAR WEST SUBURBS
3601 N. Runge.........          100%            1      ACQ
3400 N. Powell........          100%            1      ACQ
11100 W. Addison......          100%            1      ACQ
11140 W. Addison......          100%            1      ACQ
3434 N. Powell........          100%            1      ACQ
1999 N. Ruby..........          100%            1      ACQ
11550 W. King.........          100%            1      ACQ
200 Champion Drive....          100%            1      BTS
CENTRAL KANE/N. DUPAGE
1030 Fabyan Parkway...          100%            1      ACQ
SOUTHWEST SUBURBS
7633 S. Sayre.........          100%            1      ACQ
7201 S. Lemington.....          100%            1      ACQ
7200 S. Mason.........          100%            1      ACQ
6000 W. 73rd..........          100%            2      ACQ
SOUTH SUBURBS
2601 Bond Street......          100%            1      ACQ
11801 S. Central......          100%            1      ACQ
MILWAUKEE COUNTY
4700 Ironwood Drive...          100%            1      BTS
5521 Mill Road........          100%            1      ACQ
SUBTOTAL..............

AVERAGE...............

PREVIOUSLY OWNED
  PROPERTIES
LAKE COUNTY
3145 Central
  Avenue(6)...........          100%            2      ACQ
1810-1820 Industrial
  Drive...............          100%            1      ACQ
1 Wildlife Way........          100%            1      RDV
620-630 Butterfield
  Road................            0%            0      BTS

                                                          YEAR OF
                                                          ORIGINAL
                                                       CONSTRUCTION/
                                                            LAST
                                                       REDEVELOPMENT   ANNUALIZED    AVERAGE               PERCENT OF
                                                           AND/OR      BASE RENT    RENT PER     GLA SQ.    TOTAL GLA
PROPERTY ADDRESS              CITY           STATE     EXPANSION (1)    REVENUES   SQ. FT. (2)   FT. (3)       (4)
----------------------  ----------------     -----     --------------  ----------  -----------  ---------  -----------
1700 Butterfield
  Road................  Mundelein             IL               1976    $  232,500   $    3.88      60,000        0.25%
950-970 Tower Road....  Mundelein             IL          1979/1990       154,805        4.04      38,359        0.16%
2339-41 Ernie Krueger
  Court...............  Waukegan              IL          1990/1993       219,615        4.03      54,450        0.23%
1300 Northpoint Road..  Waukegan              IL               1994       338,351        5.21      65,000        0.28%

N.W. COOK COUNTY
1500 West Dundee Road   Arlington
  (6).................  Heights               IL               1969     2,107,009        4.21     500,000        2.12%
900 W. University       Arlington
  Drive...............  Heights               IL               1974       586,000        6.79      86,254        0.36%

N. KANE COUNTY
825 Tollgate Road.....  Elgin                 IL               1989       389,490        4.69      83,122        0.35%
Chicago O'Hare Area
O'Hare Express-Phase
  A-2.................  Chicago               IL               1997     1,080,616        8.93     120,971        0.51%
O'Hare Express-Phase
  B-1.................  Chicago               IL               1997     2,125,388       12.38     171,685        0.73%
110-190 Old Higgins
  Road................  Des Plaines           IL               1980     1,246,757       10.36     120,292        0.51%
1796 Sherwin..........  Des Plaines           IL               1964       617,252        6.48      95,220        0.40%
                        Elk Grove
2525 Busse Road.......  Village               IL               1975     3,314,136        3.73     888,335        3.76%
                        Elk Grove
2701-2781 Busse Road..  Village               IL               1997     1,222,932        4.87     251,076        1.06%
                        Elk Grove
2801-2881 Busse Road..  Village               IL               1997     1,112,802        4.43     251,076        1.06%
                        Elk Grove
1951 Landmeier........  Village               IL               1967       237,384        5.66      41,976        0.18%
745 Birginal Road.....  Bensenville           IL               1974       505,166        4.46     113,266        0.48%
2743 Armstrong Court..  Des Plaines           IL               1989       300,843        5.64      53,325        0.23%
850 Arthur Avenue       Elk Grove
  (8).................  Village               IL          1971/1973       181,941        4.28      42,490        0.18%
                        Elk Grove
1400 Busse Road.......  Village               IL               1975       442,421        2.98     148,436        0.63%
1100 Chase Avenue       Elk Grove
  (7).................  Village               IL          1980/1996       150,778        3.62      41,651        0.18%
                        Elk Grove
2600 Elmhurst Road....  Village               IL               1995       531,917        5.07     105,000        0.44%
                        Elk Grove
875 Fargo Avenue......  Village               IL               1980       424,596        5.15      82,368        0.35%
                        Elk Grove
1850 Greenleaf........  Village               IL               1965       255,024        4.35      58,627        0.25%
                        Elk Grove
1201 Lunt Avenue......  Village               IL               1971        45,118        6.11       7,380        0.03%
                        Elk Grove
1501 Pratt Avenue.....  Village               IL               1973       589,132        3.88     151,900        0.64%
                        Elk Grove
1520 Pratt Avenue.....  Village               IL               1968       243,551        3.89      62,546        0.26%
10601 Seymour Avenue
  (6).................  Franklin Park         IL          1963/1970     2,755,299        4.07     677,000        2.86%
2553 North
  Edgington...........  Franklin Park         IL          1967/1995     1,176,222        4.29     274,303        1.16%
10740 West Grand
  Avenue (7)..........  Franklin Park         IL          1965/1971       189,052        2.86      66,000        0.28%
1800 Bruning Drive....  Itasca                IL          1975/1978     1,169,203        5.79     202,000        0.85%
245 Beinoris Drive....  Wood Dale             IL          1988/1993        93,741        7.82      11,989        0.05%
4501 West Augusta
  Boulevard...........  Chicago               IL          1942/1989       792,975        1.83     432,661        1.83%

N.W. SUBURBS
400 North Wolf Road...  Northlake             IL          1956/1997     5,128,034        3.36   1,527,593        6.48%

CENTRAL KANE/N. DUPAGE
425 South 37th Avenue
  (7).................  St. Charles           IL               1975       393,581        3.82     103,106        0.44%
1250 Carolina Drive...  West Chicago          IL               1988       514,500        3.43     150,000        0.63%
1645 Downs Drive......  West Chicago          IL               1975       414,048        3.20     129,390        0.55%
1733 Downs Drive......  West Chicago          IL               1975       363,816        2.50     145,528        0.62%
825-845 Hawthorne Lane
  (6).................  West Chicago          IL               1974       527,700        3.32     158,772        0.67%
1700 West Hawthorne
  (6).................  West Chicago          IL          1959/1969     1,381,800        1.88     735,196        3.11%

WEST SUBURBS
2901 Centre Circle
  (7).................  Downers Grove         IL               1979       153,238        7.28      21,056        0.09%

FAR WEST SUBURBS
1 Allsteel Drive
  (7).................  Aurora                IL               1960     2,387,565        2.37   1,008,120        4.27%
2727 West Diehl Road..  Naperville            IL               1997     2,047,896        4.65     440,343        1.86%
2885 West Diehl Road..  Naperville            IL               1997     1,145,928        3.80     301,560        1.28%

SOUTHWEST SUBURBS
7447 South Central
  Avenue..............  Bedford Park          IL               1975       283,723        2.40     118,218        0.50%


                         PERCENT OF
                        GLA LEASED AS    NO. OF      PROPERTY
PROPERTY ADDRESS         OF 12/31/98     TENANTS     TYPE (5)
----------------------  -------------  -----------  ----------
1700 Butterfield
  Road................          100%            1      ACQ
950-970 Tower Road....          100%            3      BTS
2339-41 Ernie Krueger
  Court...............          100%            1      BTS
1300 Northpoint Road..          100%            1      ACQ
N.W. COOK COUNTY
1500 West Dundee Road
  (6).................           49%            2      ACQ
900 W. University
  Drive...............          100%            1      ACQ
N. KANE COUNTY
825 Tollgate Road.....          100%            2      ACQ
Chicago O'Hare Area
O'Hare Express-Phase
  A-2.................          100%            2      BTS
O'Hare Express-Phase
  B-1.................          100%            1      BTS
110-190 Old Higgins
  Road................           99%            7      ACQ
1796 Sherwin..........          100%            2      ACQ

2525 Busse Road.......           85%            9      ACQ

2701-2781 Busse Road..          100%            2      BTS

2801-2881 Busse Road..          100%            2      BTS

1951 Landmeier........          100%            2      ACQ
745 Birginal Road.....          100%            1      ACQ
2743 Armstrong Court..          100%            1      BTS
850 Arthur Avenue
  (8).................          100%            1      ACQ

1400 Busse Road.......           39%           12      ACQ
1100 Chase Avenue
  (7).................          100%            1      ACQ

2600 Elmhurst Road....          100%            1      BTS

875 Fargo Avenue......          100%            1      ACQ

1850 Greenleaf........          100%            1      ACQ

1201 Lunt Avenue......          100%            1      ACQ

1501 Pratt Avenue.....          100%            2      ACQ

1520 Pratt Avenue.....          100%            1      ACQ
10601 Seymour Avenue
  (6).................           74%            2    ACQ/RDV
2553 North
  Edgington...........          100%            4      ACQ
10740 West Grand
  Avenue (7)..........          100%            1      ACQ
1800 Bruning Drive....          100%            1      ACQ
245 Beinoris Drive....          100%            1    BTS/RDV
4501 West Augusta
  Boulevard...........           97%            8      RDV
N.W. SUBURBS
400 North Wolf Road...          100%            4      ACQ
CENTRAL KANE/N. DUPAGE
425 South 37th Avenue
  (7).................          100%            1      ACQ
1250 Carolina Drive...          100%            1      BTS
1645 Downs Drive......          100%            1      ACQ
1733 Downs Drive......          100%            1      ACQ
825-845 Hawthorne Lane
  (6).................           83%            5      ACQ
1700 West Hawthorne
  (6).................          100%            1      ACQ
WEST SUBURBS
2901 Centre Circle
  (7).................          100%            1      ACQ
FAR WEST SUBURBS
1 Allsteel Drive
  (7).................           99%            3      ACQ
2727 West Diehl Road..          100%            1      BTS
2885 West Diehl Road..          100%            1      BTS
SOUTHWEST SUBURBS
7447 South Central
  Avenue..............          100%            1      ACQ

                                                          YEAR OF
                                                          ORIGINAL
                                                       CONSTRUCTION/
                                                            LAST
                                                       REDEVELOPMENT   ANNUALIZED    AVERAGE               PERCENT OF
                                                           AND/OR      BASE RENT    RENT PER     GLA SQ.    TOTAL GLA
PROPERTY ADDRESS              CITY           STATE     EXPANSION (1)    REVENUES   SQ. FT. (2)   FT. (3)       (4)
----------------------  ----------------     -----     --------------  ----------  -----------  ---------  -----------
7400 S. Narragansett
  Ave (6).............  Bedford Park          IL               1976    $  515,424   $    2.95     174,720        0.74%
6751-55 South Sayre
  Avenue..............  Bedford Park          IL               1974       695,352        2.87     242,690        1.03%
7525 South Sayre......  Bedford Park          IL               1981       411,261        3.34     123,178        0.52%
6464 West 51st
  Street..............  Forest View           IL               1973       730,326        3.50     208,713        0.88%
6500 West 51st
  Street..............  Forest View           IL               1975       500,292        2.70     185,295        0.78%
9301 W. 55th Street
  (6).................  McCook                IL               1979     1,620,000        0.95   1,700,000        7.19%
800 Enterprise
  Court...............  Naperville            IL               1985       183,660        5.25      34,984        0.15%
720 Frontenac.........  Naperville            IL               1991       524,308        3.05     171,935        0.73%
820 Frontenac.........  Naperville            IL               1988       500,045        3.26     153,604        0.65%
920 Frontenac.........  Naperville            IL               1987       413,900        3.42     121,200        0.51%
1020 Frontenac........  Naperville            IL               1980       441,750        4.43      99,684        0.42%
1120 Frontenac........  Naperville            IL          1980/1994       578,915        3.76     153,902        0.65%
1510 Frontenac........  Naperville            IL               1986       359,287        3.43     104,886        0.44%
1560 Frontenac........  Naperville            IL               1987       305,278        3.57      85,608        0.36%
1651 Frontenac........  Naperville            IL               1978       123,139        4.05      30,414        0.13%
2764 Golfview.........  Naperville            IL               1985       102,284        5.11      20,022        0.08%
1500 Shore Drive......  Naperville            IL               1985       144,150        3.33      43,230        0.18%
1150 Shore Road.......  Naperville            IL               1985       126,773        4.20      30,184        0.13%
2301 North Route 30...  Plainfield            IL               1972       777,367        2.75     282,679        1.20%
1355 Enterprise Drive
  (6).................  Romeoville            IL               1980       341,880        2.80     122,100        0.52%

SOUTHWEST SUBURBS
6600 River Road.......  Hodgkins              IL               1968     1,438,178        2.28     630,410        2.67%

FAR S.W. SUBURBS
16400 West 103(rd)
  Street (7)..........  Lemont                IL          1983/1995       299,616        4.71      63,612        0.27%
1319 Marquette
  Drive...............  Romeoville            IL               1990       218,094        6.00      36,349        0.15%
7001 Adams Street.....  Willowbrook           IL               1994       192,720        7.61      25,324        0.11%

CHICAGO SOUTH
3133 East 106th (6)...  Chicago               IL               1971       300,285        3.75      80,076        0.34%
4400 South Kolmar
  (6).................  Chicago               IL               1966       290,182        3.15      92,000        0.39%
900 East 103rd
  Street..............  Chicago               IL          1910/1990     1,853,141        3.22     575,462        2.43%
11701 South Central
  Avenue..............  Alsip                 IL               1970       951,136        3.20     297,207        1.26%
5619-25 West 115th
  Street..............  Alsip                 IL               1974     1,805,830        4.55     396,979        1.68%
21399 Torrence
  Avenue..............  Sauk Village          IL               1987       745,164        2.00     372,835        1.58%

N.W. INDIANA
425 West 151st
  Street..............  East Chicago          IN          1913/1991     1,310,418        3.75     349,236        1.48%
201 Mississippi
  Street..............  Gary                  IN          1945/1988     3,782,586        3.60   1,052,173        4.45%
1827 North Bendix
  Drive (6)...........  South Bend            IN          1964/1990       583,212        2.92     199,730        0.85%

MILWAUKEE COUNTY
7501 North 81st
  Street..............  Milwaukee             WI               1987       576,000        3.13     183,958        0.78%
1475 S. 101st.........  West Allis            WI               1969       194,013        4.13      46,973        0.20%
2003-2201 S. 114th
  Street..............  West Allis            WI               1965       642,540        2.64     243,350        1.03%

KENOSHA COUNTY
8200 100th Street.....  Pleasant Prairie      WI               1990       568,361        3.83     148,472        0.63%
8901 102nd Street.....  Pleasant Prairie      WI               1990       649,532        6.15     105,637        0.45%


                         PERCENT OF
                        GLA LEASED AS    NO. OF      PROPERTY
PROPERTY ADDRESS         OF 12/31/98     TENANTS     TYPE (5)
----------------------  -------------  -----------  ----------
7400 S. Narragansett
  Ave (6).............          100%            1      ACQ
6751-55 South Sayre
  Avenue..............          100%            2      ACQ
7525 South Sayre......           63%            2      ACQ
6464 West 51st
  Street..............          100%            4      ACQ
6500 West 51st
  Street..............          100%            1      ACQ
9301 W. 55th Street
  (6).................          100%            1      RDV
800 Enterprise
  Court...............          100%            1      ACQ
720 Frontenac.........          100%            2      ACQ
820 Frontenac.........          100%            1      ACQ
920 Frontenac.........          100%            1      ACQ
1020 Frontenac........          100%            1      ACQ
1120 Frontenac........          100%            1      ACQ
1510 Frontenac........          100%            1      ACQ
1560 Frontenac........          100%            2      ACQ
1651 Frontenac........          100%            1      ACQ
2764 Golfview.........          100%            1      ACQ
1500 Shore Drive......          100%            2      ACQ
1150 Shore Road.......          100%            1      ACQ
2301 North Route 30...          100%            1      ACQ
1355 Enterprise Drive
  (6).................           25%            1      ACQ
SOUTHWEST SUBURBS
6600 River Road.......          100%            1      ACQ
FAR S.W. SUBURBS
16400 West 103(rd)
  Street (7)..........          100%            1      ACQ
1319 Marquette
  Drive...............            0%            0      BTS
7001 Adams Street.....          100%            1      BTS
CHICAGO SOUTH
3133 East 106th (6)...          100%            1      ACQ
4400 South Kolmar
  (6).................          100%            1      ACQ
900 East 103rd
  Street..............           24%            1      RDV
11701 South Central
  Avenue..............          100%            1      ACQ
5619-25 West 115th
  Street..............          100%            4      RDV
21399 Torrence
  Avenue..............          100%            1      ACQ
N.W. INDIANA
425 West 151st
  Street..............           96%            9      RDV
201 Mississippi
  Street..............           95%           14      RDV
1827 North Bendix
  Drive (6)...........          100%            1      ACQ
MILWAUKEE COUNTY
7501 North 81st
  Street..............          100%            1      ACQ
1475 S. 101st.........          100%            1      ACQ
2003-2201 S. 114th
  Street..............          100%            2      ACQ
KENOSHA COUNTY
8200 100th Street.....          100%            1      ACQ
8901 102nd Street.....          100%            1      ACQ

                                                          YEAR OF
                                                          ORIGINAL
                                                       CONSTRUCTION/
                                                            LAST
                                                       REDEVELOPMENT   ANNUALIZED    AVERAGE               PERCENT OF
                                                           AND/OR      BASE RENT    RENT PER     GLA SQ.    TOTAL GLA
PROPERTY ADDRESS              CITY           STATE     EXPANSION (1)    REVENUES   SQ. FT. (2)   FT. (3)       (4)
----------------------  ----------------     -----     --------------  ----------  -----------  ---------  -----------
RACINE COUNTY
1333 Grandview Drive..  Yorkville             WI                  .    $  796,572   $    3.79     210,000        0.89%

SUBTOTAL..............                                                 $70,631,809              20,414,752      86.40%
                                                                                                ---------

AVERAGE...............                                                              $    3.46     229,379        0.97%
                                                                                                ---------
GRAND TOTAL ALL WAREHOUSE/INDUSTRIAL PROPERTIES......................  $82,087,443              23,635,071     100.00%
                                                                                                ---------
AVERAGE ALL WAREHOUSE/INDUSTRIAL PROPERTIES (9)......................               $    3.47     196,959
                                                                                                ---------
GRAND TOTAL ALL WAREHOUSE/INDUSTRIAL PROPERTIES EXCLUDING
  REDEVELOPMENTS AT 12/31/98.........................................  $82,087,443              23,059,609
                                                                                                ---------
AVERAGE ALL WAREHOUSE/INDUSTRIAL PROPERTIES EXCLUDING REDEVELOPMENTS
  AT 12/31/98 (9)....................................................               $    3.56     168,568
                                                                                                ---------

                         PERCENT OF
                        GLA LEASED AS    NO. OF      PROPERTY
PROPERTY ADDRESS         OF 12/31/98     TENANTS     TYPE (5)
----------------------  -------------  -----------  ----------
RACINE COUNTY
1333 Grandview Drive..          100%            1      ACQ
SUBTOTAL..............
AVERAGE...............
GRAND TOTAL ALL WAREHO                        211
AVERAGE ALL WAREHOUSE/           95%
GRAND TOTAL ALL WAREHO
  REDEVELOPMENTS AT 12           96%
AVERAGE ALL WAREHOUSE/
  AT 12/31/98 (9).....

------------------------------
(1) First date of original construction; second date is year of last redevelopment and/or expansion. If only one date appears, it is the acquisition date; the property has not been redeveloped or expanded.

(2) Determined by dividing annualized base rent revenue by GLA.

(3) "GLA" means gross leasable area.

(4) Determined as a percent of the total GLA for the warehouse/industrial properties.

(5) ACQ refers to an existing leased property acquired by the Company, BTS refers to a build-to-suit property and RDV refers to a redevelopment property. One of the redevelopment properties, 900 East 103(rd) Street, Chicago Illinois, has been taken out of operations as of December 31, 1998 to complete rehab construction.

(6) Properties purchased through a sale-leaseback to the previous owner have no operating history relevant to third party usage.

(7) Properties purchased from an owner occupant have no prior operating history relevant to third party usage.

(8) The seller of this property holds a note payable by the Company in the principal amount of $575,000 and secured by this property.

(9) Average size equals total GLA divided by the number of warehouse/industrial properties.

LEASE EXPIRATIONS

    The following table shows as of December 31, 1998 scheduled lease expirations for the Company's warehouse/industrial properties commencing January 1, 1999 and for the next ten years, assuming that no tenants exercise renewal options:

                                                                                   AVERAGE       % OF TOTAL
                                                                                  BASE RENT      PROPERTIES        % OF 1998
                                                          GLA OF    ANNUALIZED   PER SQ. FT.         GLA           BASE RENT
                                             NO. OF      EXPIRING   BASE RENT       UNDER        REPRESENTED      REPRESENTED
                                             LEASES       LEASES     EXPIRING     EXPIRING       BY EXPIRING      BY EXPIRING
YEAR ENDING DECEMBER 31                     EXPIRING     (SQ. FT.)    LEASES       LEASES          LEASES           LEASES
----------------------------------------  -------------  ---------  ----------  -------------  ---------------  ---------------
1999....................................           51    3,966,037  $12,402,962   $    3.13           19.92%           16.37%
2000....................................           45    2,668,046   9,203,895         3.45           13.40%           12.15%
2001....................................           21    1,563,859   6,132,702         3.92            7.86%            8.09%
2002....................................           28    3,432,979  10,088,978         2.94           17.25%           13.32%
2003....................................           24    1,359,065   6,163,898         4.54            6.83%            8.14%
2004....................................           10    1,650,214   6,054,731         3.67            8.29%            7.99%
2005....................................           11    1,526,940   4,716,660         3.09            7.67%            6.23%
2006....................................            9    1,604,063   5,451,730         3.40            8.06%            7.20%
2007....................................            7      704,764   4,687,687         6.65            3.54%            6.19%
2008....................................            8    1,429,729   6,684,065         4.68            7.18%            8.82%

OPTIONS TO PURCHASE GRANTED TO CERTAIN TENANTS

    The following warehouse/industrial properties of the Company are subject to purchase options granted to certain tenants as follows:

    - A purchase option which was outstanding at December 31, 1998 for One Wildlife Way, Long Grove, Illinois expired as of February 1, 1999.

    - 8901 102nd Street, Pleasant Prairie, Wisconsin is subject to an option to purchase exercisable on February 28, 2006 at a purchase price equal to 95% of "fair market value," determined by the average of three independent appraisals.

    - 1700 West Hawthorne, West Chicago, Illinois is subject to a purchase option exercisable between December 1, 2002, and December 1, 2003 (with the closing to occur during December, 2004 regardless of when the option is exercised) at a price of $15,033,636. If the property is expanded, at tenant's option, the purchase price will be $15,233,636, plus the cost of construction.

    - 2600 Elmhurst Road, Elk Grove Village, Illinois is subject to an option exercisable on or before July 31, 2000 to purchase the premises during January of 2001 for a purchase price of $5,265,000.

    - 21399 Torrence Avenue, Sauk Village, Illinois is subject to an option exercisable on or between December 1, 1998 and May 31, 2000 and again between December 31, 2000 and May 31, 2002 to purchase the property on November 30, 2000 for $8,941,920 or November 30, 2002 for $9,314,500.

    - 11440 W. Addison, Franklin Park, Illinois is subject to a purchase option any time after May 1, 1999, but not later than June 30, 1999 (with closing to occur on November 1, 1999) for a purchase price of $3,000,000.

    In each case, the option price exceeds the Company's current net book value for each such property. The Company believes that even if all of the purchase options are exercised, such exercise will not have an adverse effect upon the operations of the Company or its ability to maintain its distribution policy. In addition, if any purchase option is exercised, the Company intends to either distribute the cash proceeds to stockholders or reinvest the cash proceeds in additional properties. However, no assurance can be given that such distribution or reinvestment will occur.

    In addition to purchase options, the Company has granted to tenants of certain properties a right of first refusal (in the event the Company has received an unsolicited offer from a third party to purchase the property which the Company desires to accept) or a right of first offer (in the event the Company has not received an unsolicited third party offer for the property but desires to entertain an offer). The properties subject to one or both of these rights include One Wildlife Way, Long Grove, Illinois, 8901 102nd Street, Pleasant Prairie, Wisconsin, 825 Tollgate Road, Elgin, Illinois, 1651 Frontenac Road, Naperville, Illinois 7001 Adams Street, Willowbrook, Illinois, 950 Tower Road, Mundelein, Illinois, 6312 W. 74th Street, Bedford Park, Illinois, 11440 W. Addison, Franklin Park, Illinois and 7633 S. Sayre, Bedford Park, Illinois. The existence of those rights will not compel the Company to sell a property for a price less than the price the Company desires to accept.

THE COMPANY'S OTHER PROPERTIES AND INVESTMENTS

    In addition to its warehouse/industrial properties, the Company owns three retail properties having approximately 61,000 square feet of GLA, one office building having approximately 94,000 square feet of GLA in which the offices of the management company use approximately 48,000 square feet and the remaining portion is under redevelopment, one 682-unit apartment complex located at 440 North Lake Street, Miller, Indiana and known as Lakeshore Dunes Apartments, and a fully leased parking lot. The Company does not intend to acquire properties other than warehouse/industrial properties in the future. The Company believes, however, that these properties are favorable investments for the Company, adding to distributable cash flow per share. Furthermore, the Lakeshore Dunes Apartments were financed through the issuance of tax-exempt revenue bonds on favorable terms, benefiting the Company by reducing its overall borrowing costs. The Company has no present plans to sell those properties but would entertain a sale if the price were sufficiently high, given other investment opportunities that would be available to the Company, and the enhanced operating performance expected to result, from redeployment of the sales proceeds. The Company also has investments in 9 uncompleted build-to-suit properties totaling approximately 1.6 million square feet, and has two mortgage receivables on properties totaling 824,000 square feet.

    The following table sets forth certain information regarding the Company's retail properties:

                                                                                               PERCENT
                                    YEAR OF                                                      OF
                                  ACQUISITION/                                   PERCENT         GLA                      AVERAGE
                                      LAST           YEAR OF         TOTAL         OF          LEASED                      RENT
                                 REDEVELOPMENT      ORIGINAL          GLA         TOTAL         AS OF      ANNUALIZED       PER
                                       OF         CONSTRUCTION/    (SQ. FT.)       GLA        DECEMBER      BASE RENT     SQ. FT.
                                 EXPANSION (1)      EXPANSION         (2)          (3)        31, 1998       REVENUE        (4)
                                 --------------  ---------------  -----------  -----------  -------------  -----------  -----------
4-48 Barring Rd................          1994            1991         38,633         63.1%         76.9%    $ 315,565    $    8.17
Streamwood, IL
84-120 McHenry Rd..............     1990/1993            1989         20,535         33.6%         80.0%      307,774        14.99
Wheeling, IL
351 North Rohlwing Rd..........          1993            1989          2,015          3.3%        100.0%       61,440        30.49
Itasca, IL
                                                                  -----------       -----                  -----------  -----------
TOTAL..........................                                       61,183        100.0%                  $ 684,779    $   11.19
                                                                  -----------       -----                  -----------  -----------
                                                                  -----------       -----                  -----------  -----------


                                    NUMBER
                                      OF
                                    TENANTS
                                 -------------
4-48 Barring Rd................            8
Streamwood, IL
84-120 McHenry Rd..............            8
Wheeling, IL
351 North Rohlwing Rd..........            1
Itasca, IL
                                          --
TOTAL..........................           17
                                          --
                                          --

------------------------------

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

    The following table shows as of December 31, 1998 scheduled lease expirations for the retail properties commencing January 1, 1999, and for the next ten years, assuming no tenants exercise renewal options.

                                    GLA OF     ANNUALIZED                         % OF TOTAL RETAIL   % OF 1998 RETAIL
                     NO. OF        EXPIRING     BASE RENT    AVERAGE BASE RENT     PROPERTIES GLA         BASE RENT
  YEAR ENDING        LEASES         LEASES      EXPIRING     PER SQ. FT. UNDER     REPRESENTED BY      REPRESENTED BY
  DECEMBER 31       EXPIRING       (SQ. FT.)     LEASES       EXPIRING LEASES      EXPIRING LEASES     EXPIRING LEASES
---------------  ---------------  -----------  -----------  -------------------  -------------------  -----------------
1999........                2          3,918    $  57,468        $   14.67                 9.14%               9.48%
2000........                5         10,334      113,100            10.94                24.11%              18.66%
2001........                5         14,120      150,084            10.63                32.94%              24.77%
2002........                0              0            0                0                    0%                  0%
2003........                1          3,080       31,596            10.26                 7.19%               5.21%
2004........                2          5,274      125,976            23.89                12.30%              20.79%
2005........                0              0            0                0                    0%                  0%
2006........                1          6,140      127,788            20.81                14.32%              21.09%
2007........                0              0            0                0                    0%                  0%
2008........                0              0            0                0                    0%                  0%

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

    As of December 31, 1998, 621 of the units, or 91%, were leased, providing for a monthly base rent of approximately $270,000 or $7.34 per square foot (determined by dividing annualized base rent by total leased square footage of the apartment units), or an annualized base rent of $3,240,000. Current leases provide for customary one year terms and require that tenants pay a fixed rent based on the type of apartment and square footage. Tenants are responsible for utilities. The following table sets forth the apartment mix at this property as of December 31, 1998:

                                                  NUMBER OF UNITS     TOTAL GLA      AVERAGE GLA PER      AVERAGE MONTHLY
TYPE OF APARTMENT                                   IN COMPLEX        (SQ. FT.)    APARTMENT (SQ. FT.)     RENT PER UNIT
----------------------------------------------  -------------------  -----------  ---------------------  -----------------
Studio........................................              48           20,208               421            $     374
One Bedroom...................................             171           99,009               579                  459
Deluxe One Bedroom............................              43           29,283               681                  467
Two Bedroom...................................             390          308,100               790                  533
Three Bedroom.................................              30           28,500               950                  656
                                                           ---       -----------
TOTALS:.......................................             682          485,100
                                                           ---       -----------
                                                           ---       -----------

    In 1996, the Company purchased a parking lot within an industrial park. The parking lot is leased for ten years through January 2006 for an annual minimum rent of $26,400.

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

                                                                                                               CASH
QUARTERLY PERIOD ENDING                                                          HIGH          LOW       DISTRIBUTION/SHARE
----------------------------------------------------------------------------  -----------  ------------  -----------------
December 31, 1995...........................................................  $      233/8 $      215/8      $   0.390
March 31, 1996..............................................................         241/8        22             0.405
June 30, 1996...............................................................         27           261/8          0.405
September 30, 1996..........................................................         267/8        263/4          0.405
December 31, 1996...........................................................         323/4        307/8          0.405
March 31, 1997..............................................................         327/8        301/4          0.420
June 30, 1997...............................................................         317/8        281/2          0.420
September 30, 1997..........................................................         365/16        317/8         0.420
December 31, 1997...........................................................         371/16        311/4         0.420
March 31, 1998..............................................................         361/16        323/4         0.438
June 30, 1998...............................................................         355/8        317/16         0.438
September 30, 1998..........................................................         367/16        3011/16         0.438
December 31, 1998...........................................................         367/8        321/4          0.438

    (b) As of March 11, 1999, there were approximately 163 holders of record of the Company's Common Stock.

    (c) During 1998, the Company paid distributions on common shares of $31.2 million or $1.75 per share and on class B common shares of $3.7 million or $1.80 per share. Also, in January of 1998, the Company paid dividends on preferred shares of $1.4 million or $0.477 per share, and in April, July and October of 1998, paid dividends of $1.6 million or $0.53 per share each time. As of the end of 1998, the Company declared preferred dividends of $1.6 million or $0.53 per share to be paid in January, 1999. During 1997, the Company declared and paid distributions on common shares of $27.2 million or $1.68 per share and on class B common shares of $3.9 million or $1.73 per share. The Company's Consolidated Statements of Operations and Shareholders' Equity for 1997 included $901 thousand or $0.30 per share of preferred dividends attributable to 1997.

    The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured credit facility co-led by The First National Bank of Chicago and Lehman Brothers Holdings, Inc.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

    The following tables set forth, on a historical basis, Selected Financial Data for the Company. The following table should be read in conjunction with the historical financial statements of the Company and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," both included elsewhere in this Form 10-K.

    The Selected Financial Data for the Company is not necessarily indicative of the actual financial position of the Company or results of operations at any future date or for a future period.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                       SELECTED HISTORICAL FINANCIAL DATA
   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA, RATIOS AND NUMBER OF PROPERTIES)

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
Operating Data:
  Revenues...........................................  $  113,108  $   85,958  $   63,330  $   46,952  $   33,633
Expenses:
  Operating expenses excluding depreciation and
    amortization (1).................................     (35,700)    (29,182)    (20,751)    (14,774)    (11,442)
  Depreciation and other amortization................     (21,418)    (15,278)    (10,648)     (8,456)     (6,176)
  General and administrative.........................      (4,041)     (3,105)     (2,567)     (2,150)     (1,573)
  Interest expense:
    Interest incurred, net...........................     (13,659)    (10,071)     (9,865)    (11,562)    (11,073)
    Amortization of deferred financing costs.........      (1,817)       (800)     (1,127)     (1,150)       (976)
                                                       ----------  ----------  ----------  ----------  ----------
Operating income.....................................      36,473      27,522      18,372       8,860       2,393
  Other income (expense) (2).........................         (15)        108        (100)        (16)        (34)
                                                       ----------  ----------  ----------  ----------  ----------
Income before extraordinary item.....................      36,458      27,630      18,272       8,844       2,359
  Extraordinary item.................................                              (3,331)       (632)
                                                       ----------  ----------  ----------  ----------  ----------
Net income...........................................      36,458      27,630      14,941       8,212       2,359
Preferred dividend...................................      (6,360)       (901)       (947)     (1,002)
                                                       ----------  ----------  ----------  ----------  ----------
Net income available to common shareholders..........      30,098      26,729      13,994       7,210       2,359
Per share net income available to common shareholders
  before extraordinary item:
    Basic............................................        1.51        1.43        1.25        0.85        0.41
    Diluted..........................................        1.50        1.41        1.22        0.84        0.41
Per share net income available to common
  shareholders:
    Basic............................................        1.51        1.43        1.01        0.78        0.41
    Diluted..........................................        1.50        1.41        0.99        0.77        0.41
Balance Sheet Data (End of Period):
  Investment in real estate (before accumulated
    depreciation)....................................  $  747,733  $  641,646  $  429,034  $  317,460  $  248,281
  Net investment in real estate......................     685,476     597,294     398,828     295,884     234,825
  Total assets.......................................     821,936     699,275     451,206     334,866     254,073
  Total debt.........................................     364,718     270,768     177,349     145,271     179,492
  Shareholders' equity...............................     412,039     388,126     248,114     168,320      59,016
Other Data:
  Funds from Operations (3)..........................  $   52,337  $   42,968  $   30,445  $   20,492  $   13,138
  EBITDA (4).........................................      73,352      53,779      39,912      30,013      20,584
  Net cash flow:
    Operating activities.............................      61,444      39,411      29,552      16,473       8,976
    Investing activities.............................    (122,346)   (245,336)   (111,554)    (82,556)    (65,311)
    Financing activities.............................      59,725     206,507      80,194      68,541      52,837
  Distributions......................................      41,233      32,046      24,065      15,953       8,775
  Return of capital portion of distribution..........       3,711       3,916      12,280       8,554       4,320
  Number of properties included in operating results
    (5)..............................................         125         100          76          69          53
  Ratio of earnings to fixed charges.................        2.94        3.27        2.33        1.63        1.19
  Ratio of earnings to combined fixed charges and
    preferred dividends..............................        2.16        3.04        2.15        1.51        1.19

------------------------

(1) Operating expenses include real estate taxes, repairs and maintenance, insurance and utilities and exclude interest, depreciation and amortization and general and administrative expenses.

(2) Other income (expense) includes gains and losses on property dispositions in 1997 and 1996, and other miscellaneous operating and non-operating items.

(3) Funds from Operations represents net income available to common shareholders, excluding extraordinary items, sales of (or adjustments to basis of) properties plus depreciation and amortization, convertible subordinated debenture interest and amortization of deferred financing costs on convertible subordinated debentures. Dividends on Convertible Preferred Shares for 1996 and 1995 are not excluded from net income as such shares were automatically converted to common shares in 1996. Funds from operations is computed as follows:

                                                          1998       1997       1996       1995       1994
                                                        ---------  ---------  ---------  ---------  ---------
Net income available to common Shareholders...........  $  30,098  $  26,729  $  14,941  $   8,212  $   2,359
Extraordinary item....................................                            3,331        632         --
Depreciation and amortization.........................     21,418     15,278     10,648      8,456      6,176
Amortization of deferred financing costs,
  Debentures..........................................         38         48         67        135        267
Convertible subordinated debenture interest...........        783        999      1,385      3,057      4,336
(Gain) Loss on disposition of properties..............         --        (86)        73         --         --
                                                        ---------  ---------  ---------  ---------  ---------
Funds from Operations.................................  $  52,337  $  42,968  $  30,445  $  20,492  $  13,138
                                                        ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------

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

(5) Increase in number of properties in 1994 reflects the acquisition of 15 properties throughout 1994. Increase in number of properties reflects acquisition of 16 properties throughout 1995. Increase in number of properties in 1996 reflects acquisition of 15 properties and the disposition of 8 properties throughout 1996. Increase in number of properties in 1997 reflects the acquisition of 21 properties, the completion of 6 developments, and the disposition of 3 properties throughout 1997. Increase in number of properties in 1998 reflects the acquisition of 30 properties, the completion of 1 development, and the disposition of 5 properties throughout 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL BACKGROUND

    The following is a discussion of the historical operating results of the Company. This discussion should be read in conjunction with the Financial Statements and the information set forth under "SELECTED HISTORICAL FINANCIAL DATA."

    The results of the Company reflect cumulative significant acquisition, build-to-suit and redevelopment activities. Since 1989, the Company has grown its portfolio of owned properties from 6 properties, with approximately 1.9 million square feet, to 125 properties with approximately 24.2 million square feet as of December 31, 1998. This total excludes properties under development and mortgage investments. Through the issuance of mortgages on properties and build-to-suit projects under development, the Company has a total of 136 property investments, excluding the parking lot, representing approximately 26.6 million square feet.

    The Company grew its total property investments by 6% in 1998, which includes build-to-suits in progress and mortgage investments. In addition, the Company grew its portfolio of owned properties by 7% during the year by concluding thirty warehouse/industrial property acquisitions and one warehouse/ industrial build-to-suit property, net of the disposition of five warehouse/industrial properties. The Company's total increase in owned warehouse/industrial area, net of disposals, was 2.6 million square feet or 12.7%.

    The Company's Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996 reflect partial period results for acquisitions, dispositions and expansions made during each respective year. These statements also include the lease-up of previously vacant space, related to the properties owned by the Company as of January 1, 1998, 1997 and 1996, respectively. Certain executive officers of the Company had an interest in entities which were purchased by the Company (one property in 1998, one property in 1997 and three properties in 1996). These transactions satisfied the Company's investment criteria and were approved by the Company's independent trustees.

    Finally, the historical results of the Company reflect the Company's significant property development and redevelopment activities in which substantial capital costs and related expenses were incurred in advance of receipt of rental income. At December 31, 1998, the Company and its subsidiaries had $18.4 million invested in build-to-suit projects under development which were not producing income as of the end of the year. As of December 31, 1998, the Company owns 11 properties totaling 6.0 million square feet that the Company has redeveloped or is currently holding to redevelop. Redevelopments are typically larger properties that are acquired, subdivided and released. During construction, certain costs are capitalized; however, in certain circumstances, such costs are expended after completion but prior to leasing, resulting in a decline in net income.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

Revenues

    Total revenues increased by $27.2 million or 31.6% over the same period last year.

    In the twelve months of 1998, 92.2% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/ industrial properties.

    Operating and investment revenues increased by $23.7 million in 1998. A portion of the increase from the prior year is due to income from thirty properties acquired in 1998 and one build-to-suit property coming on line totaling 3.2 million square feet, net of five dispositions as of the end of the year. The remainder of the increase was attributable to a full period of income from the 1997 acquisition of twenty-one properties, totaling
7.1 million square feet and six build-to-suit properties totaling 1.5 million square feet coming on-line in 1997, net of three property dispositions.

    Other revenues increased $3.5 million due to increased fees earned and profits realized by the Company and the Company's unconsolidated affiliate in connection with increased build-to-suit, development and leasing activities.

Operating and Nonoperating Expenses

    Real estate tax expense and property operating and leasing expense increased by $6.5 million from year to year. The majority of the increase, $5.1 million, resulted from a full period of real estate taxes on 1997 acquisitions and a partial period of real estate taxes on 1998 acquisitions, net of dispositions. The balance of the increase was due to increased leasing expenses, insurance, utilities, repairs and maintenance and property management costs, which increased proportionate to the level of acquisitions. However, property operating and leasing costs as a percentage of total revenues decreased from 14.1% to 11.9% when comparing 1997 to 1998 due to efficiencies realized by the Company.

    General and administrative expenses increased by $0.9 million for the period due primarily to the growth of the Company, but as a percentage of total revenues remained relatively constant at 3.6% when comparing years.

    Depreciation and amortization increased by $6.1 million due to a full period of depreciation on 1997 acquisitions and depreciation on 1998 acquisitions.

    Interest incurred increased by approximately $3.6 million over the same period last year due to the Company holding higher average balances outstanding in the second quarter of 1998 compared to 1997.

    Other income (expenses) decreased due to the non-recurring disposal of fixed assets for a gain which occurred in 1997.

Net Income and Other Measures of Operations

    Net income increased $8.8 million or 32.0% due to the growth of the Company through the net acquisition of Warehouse/Industrial real estate and merchant income.

    Funds from operations ("FFO") increased 21.6% from $43.0 million to $52.3 million. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs. The Company considers FFO and FFO growth to be one relevant measure of financial performance of equity REITs that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company.

    On a cash basis, when comparing the 1997 results of operations of properties owned January 1, 1997 with the results of operations of the same properties for 1998 (the "same property" portfolio), the Company recognized an increase of approximately 2.0% in net operating income. This same property increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for 1998 was 88.5% compared with 87.5% for 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

Revenues

    Total revenues increased by $22.6 million or 35.7% over 1996.

    In the twelve months of 1997, 93.8% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/ industrial properties.

    Operating and investment revenues increased by $23.5 million in 1997. A portion of the increase from the prior year is due to income from twenty-one properties acquired in 1997 and six build-to-suit properties coming on line totaling 8.6 million square feet, net of three dispositions as of the end of the year. The remainder of the increase was attributable to a full period of income from the 1996 acquisition of thirteen properties, totaling 3.3 million square feet, net of seven property dispositions.

    Other revenues decreased $0.9 million due to decreased fees earned and profits realized by the Company and the Company's unconsolidated affiliate in connection with decreased build-to-suit, development and leasing activities.

Operating and Nonoperating Expenses

    Real estate tax expense and property operating and leasing expense increased by $8.4 million from year to year. The majority of the increase, $5.2 million, resulted from a full period of real estate taxes on 1996 acquisitions and a partial period of real estate taxes on 1997 acquisitions, net of dispositions. The balance of the increase was due to increased leasing expenses, insurance, utilities, repairs and maintenance and property management costs, which increased proportionate to the level of acquisitions. However, property operating and leasing costs as a percentage of total revenues increased only slightly from 14.0% to 14.1% when comparing 1996 to 1997 due to efficiencies realized by the Company.

    General and administrative expenses increased by $0.5 million for the period due primarily to the growth of the Company, but as a percentage of total revenues decreased from 4.1% to 3.6% when comparing years.

    Depreciation and amortization increased by $4.6 million due to a full period of depreciation on 1996 acquisitions and depreciation on 1997 acquisitions.

    Interest incurred increased by approximately $0.2 million over the same period last year due to the Company holding higher average balances outstanding in the second quarter of 1997 compared to 1996.

    Other income (expenses) increased due to the non-recurring disposal of fixed assets for a gain which occurred in 1997.

    In 1996, the Company incurred an extraordinary loss of $3.3 million representing a write off of unamortized deferred financing costs as a result of the re-financing of its outstanding revenue bonds. In addition, the Company replaced its $92 million secured lines of credit with a $135 million unsecured credit facility at a significant savings in interest.

Net Income and Other Measures of Operations

    Net income increased $12.7 million or 85.0% due to the growth of the Company through the net acquisition of Warehouse/Industrial real estate and merchant income.

    FFO increased 41.4% from $30.4 million to $43.0 million.

    On a cash basis, when comparing the 1996 results of operations of properties owned January 1, 1996 with the results of operations of the same properties for 1997 (the "same property" portfolio), the Company recognized an increase of approximately 6.0% in net operating income. This same property increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    The Net Revenue Margin for 1997 was 87.9% compared with 84.3% for 1996.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

    Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. However, cash flow from operations during 1998 of $61.4 million net of $41.1 million of 1998 distributions provided $20.3 million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

    In 1998, the Company's investment activities include acquisitions of $68.9 million, advances for construction in progress of $20.8 million, advances on mortgage notes receivable of $21.3 million, advances to affiliate to fund construction activities of $37.2 million and improvements and additions to properties of $27.0 million. These activities were funded with dispositions of real estate of $29.0 million, advances on the company's line of credit of $132.0 million and a portion of the Company's retained capital.

Equity and Share Activity

    On March 25, 1998, the Company completed a public offering of 370,371 common shares of beneficial interest at $32.0625 per share in an underwritten offering to a unit investment trust. Net proceeds of $11.8 million from the public offering, proceeds from the repayment of mortgage notes receivable, and working capital were used to repay amounts outstanding under the Company's line of credit of $30.1 million.

    On April 8, 1998 the Company completed the private placement of 370,000 common shares of beneficial interest at $33.375 per share to an institutional investor. The net proceeds of the offering of approximately $12.1 million were used to fund working capital requirements.

    During 1998, the Company paid distributions on common shares of $31.2 million or $1.75 per share and on class B common shares of $3.7 million or $1.80 per share. Also, in January of 1998, the Company paid dividends on preferred shares of $1.4 million or $0.477 per share, and in April, July and October of 1998, paid dividends of $1.6 million or $0.53 per share each time. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured credit facility co-led by The First National Bank of Chicago and Lehman Brothers Holdings, Inc.

Debt Capacity

    In November, 1998, the Company increased to $250 million its unsecured credit facility co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc. As of March 11, 1999, the Company had outstanding borrowings of approximately $102.6 million under the unsecured revolving line of credit (approximately 9.2% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $147.4 million under its unsecured line of credit.

    At December 31, 1998, the Company's debt constituted approximately 31.7% of its fully diluted total market capitalization. Also, the Company's EBITDA to debt service coverage ratio remained high at 5.7 to 1, and the Company's EBITDA to fixed charge coverage ratio decreased to 3.8 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $696.3 million, and its fully diluted total market capitalization exceeded $1.1 billion. The Company's leverage ratios benefited during 1998 from the conversion of approximately $3.7 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 201,748 common shares.

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

    In June, 1997, the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has determined its statement disclosure reflects the basis by which management analyzes the Company's performance.

    In March, 1998, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 97-11, "Accounting for Internal Costs Related to Real Estate Acquisitions." This statement, effective as of March 19, 1998, requires that internal costs of identifying and acquiring operating properties should be expensed as incurred. Prior to March 19, 1998, the Company capitalized internal preacquisition costs. The adoption of this EITF has not had a significant impact on the results of current operations and the Company estimates this EITF will not have a significant impact on the results of operations in the future.

    In May, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 1999, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has disclosed its only derivative position within the Debt footnote to the financial statements.

FORWARD LOOKING STATEMENTS

    This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT, the failure of the Company and entities the Company does business with to make necessary modifications and conversions to Year 2000 compliant software in a timely manner and the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk associated with changes in interest rates as follows:

    During 1998 the Company entered into an agreement to lock in a fixed interest rate on an anticipated 1999 refinancing of certain mortgage notes payable. The agreement has a notional amount of $25 million and provides that the Company will either receive or pay an amount equal to the spread between a locked in treasury rate (4.835%) and the interest rate on treasury securities underlying the agreement as of the determination date, which is to be triggered by the Company on or before May 17, 1999. If settlement of the agreement had been triggered at December 31, 1998 or February 25, 1999 the Company would have had to pay approximately $365,000 or would have received approximately $436,000, respectively. A 25 basis point movement in the base treasury securities underlying the agreement would have an approximately $468,000 increase or decrease in the amount the Company would receive or pay under the agreement as of February 25, 1999.

    As of December 31, 1998 the Company's long term debt includes a mortgage note payable, tax exempt debt and borrowings under a line of credit totaling $154.8 million, all of which bear interest at variable rates that float with the market. A 25 basis point movement in the interest rates underlying these debt agreements would result in an approximate $387,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

       1. The consolidated financial statements indicated in Part II, Item 8 "Financial Statements and Supplementary Data." See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K.

       2. The financial statement schedules indicated in Part II, Item 8 "Financial Statements and Supplementary Data." See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K.

       3.  The exhibits listed in part (c) of this Item 14.

    (b) Reports on Form 8-K filed during the fourth quarter:

       1. A Current Report on Form 8-K for October 23, 1998 pursuant to Item 5--"Other Events" announced the Company's filing of supplement to the Company's registration statement on Form S-3, Registration Statement No. 333-49359, with the Securities and Exchange Commission relating to the issuance and sale from time to time of $250,000,000 aggregate principal amount of the Company's Medium Term Notes, Series A.

    (c) Exhibits

    EXHIBIT
    NUMBER                                                  DESCRIPTION
---------------  -------------------------------------------------------------------------------------------------

        ***3.1   Declaration of Trust, as supplemented by Articles Supplementary

        ***3.2   Bylaws, as amended

        ***4.1   Form of Certificate representing Common Shares of Beneficial Interest

      *****4.2   1995 Restricted Stock Incentive Plan

      *****4.3   1995 Director Stock Plan

      *****4.4   Bonus Stock Grant Agreement between the Company and John S. Gates, Jr.

      *****4.5   Bonus Stock Grant Agreement between the Company and Robert L. Stovall

      *****4.6   Registration Rights Agreement between the Company and LaSalle Advisors Limited Partnership

     ******4.7   Rights Amendment dated as of July 30, 1998 between CenterPoint Properties Trust and First Chicago
                 Trust Company of New York, as Rights Agent.

          *4.8   Form of Senior Securities Indenture

    *******4.9   Form of Second Supplemental Indenture

          10.1   Second Amended and Restated Credit Agreement dated as of November 23, 1998 among CenterPoint
                 Properties Trust, the First National Bank of Chicago and Bank of America N.T.S.A.

          10.2   Form of Employment and Severance Agreement between the Company and each of John S. Gates, Jr.,
                 Paul S. Fisher, Rockford O. Kottka, Paul T. Ahern and Mike M. Mullen

       ***10.3   Stock Purchase Agreement between the Company and Davis Selected Advisors, L.P.

    EXHIBIT
    NUMBER                                                  DESCRIPTION
---------------  -------------------------------------------------------------------------------------------------
       ***10.4   CenterPoint Properties Amended and Restated 1993 Stock Option Plan, as amended

       ***10.5   First Amendment to the CenterPoint Properties 1995 Director Stock Plan

       ***10.6   Stock Option Agreement between the Company and Martin Barber

       ***10.7   Stock Option Agreement between the Company and Nicholas C. Babson

       ***10.8   Stock Option Agreement between the Company and Alan D. Feld

       ***10.9   Stock Option Agreement between the Company and John J. Kinsella

       ***10.10  Stock Option Agreement between the Company and Thomas E. Robinson

       ***10.11  Stock Option Agreement between the Company and Robert L. Stovall

       ***10.12  Stock Option Agreement between the Company and Norman Bobins

          12.1   Computation of the ratios of earnings to fixed charges

          12.2   Computation of ratio of earnings to combined fixed charges and preferred dividends

          21     Subsidiaries of the Company

          23     Consent of Independent Accountants

          27     Financial Data Schedule

------------------------

        *  Incorporated by reference to the Company's Registration Statement on Form S-3
           (File No. 333-49359)

       **  Incorporated by reference to the Company's Registration Statement on Form S-11
           File No. 333-85440)

      ***  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
           fiscal quarter ended June 30, 1998

     ****  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
           fiscal quarter ended June 30, 1996

    *****  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
           fiscal quarter ended June 30, 1995

   ******  Incorporated by reference to the Company's Current Report on Form 8-K dated August
           3, 1998

  *******  Incorporated by reference to the Company's Current Report on Form 8-K dated
           October 23, 1998

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CENTERPOINT PROPERTIES TRUST,
                                a Maryland business trust

                                By:            /s/ JOHN S. GATES, JR.
                                     -----------------------------------------
                                      John S. Gates, Jr., President and Chief
                                       Executive Officer (Principal Executive
                                                      Officer)

                                By:              /s/ PAUL S. FISHER
                                     -----------------------------------------
                                           Paul S. Fisher, Executive Vice
                                       President and Chief Financial Officer
                                        (Principal Financial and Accounting
                                                      Officer)

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE                   NAME AND TITLE               DATE
------------------------------  --------------------------  -------------------

                                Martin Barber, Chairman
      /s/ MARTIN BARBER           and Trustee                 March 12, 1999
------------------------------

                                John S. Gates, Jr.,
                                  President Chief
    /s/ JOHN S. GATES, JR.        Executive Officer and       March 12, 1999
------------------------------    Trustee

                                Robert L. Stovall, Vice
    /s/ ROBERT L. STOVALL         Chairman and Trustee        March 12, 1999
------------------------------

                                Nicholas C. Babson,
    /s/ NICHOLAS C. BABSON        Trustee                     March 12, 1999
------------------------------

       /s/ ALAN D. FELD         Alan D. Feld, Trustee         March 12, 1999
------------------------------

     /s/ JOHN J. KINSELLA       John J. Kinsella, Trustee     March 12, 1999
------------------------------

                                Thomas E. Robinson,
    /s/ THOMAS E. ROBINSON        Trustee                     March 12, 1999
------------------------------

      /s/ NORMAN BOBINS         Norman Bobins, Trustee        March 12, 1999
------------------------------

                          CENTERPOINT PROPERTIES TRUST

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                       PAGE(S)
                                                                                                    --------------

Consolidated Financial Statements:

  Report of Independent Accountants...............................................................       F-2

  Consolidated Balance Sheets as of December 31, 1998 and 1997....................................       F-3

  Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996......       F-4

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and        F-5
    1996..........................................................................................

  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996......       F-6

  Notes to Consolidated Financial Statements......................................................   F-7 to F-22

Financial Statement Schedules:

  Report of Independent Accountants...............................................................       F-23

  Schedule II--Valuation and Qualifying Accounts..................................................       F-24

  Schedule III--Real Estate and Accumulated Depreciation..........................................   F-25 to F-31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of CenterPoint Properties Trust

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CenterPoint Properties Trust and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 9, 1999

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
Assets:
  Investment in real estate:
    Land and leasehold....................................................................  $  128,045  $  123,014
    Buildings.............................................................................     487,996     414,314
    Building improvements.................................................................      94,474      64,372
    Furniture, fixtures, and equipment....................................................      18,817      13,912
    Construction in progress..............................................................      18,401      26,034
                                                                                            ----------  ----------
                                                                                               747,733     641,646
    Less accumulated depreciation and amortization........................................      62,257      44,352
                                                                                            ----------  ----------
      Net investment in real estate.......................................................     685,476     597,294

  Cash and cash equivalents...............................................................         475       1,652
  Restricted cash and cash equivalents....................................................      33,056      36,509
  Tenant accounts receivable, net.........................................................      18,067      12,416
  Mortgage notes receivable...............................................................      20,353      30,297
  Investment in and advances to affiliate.................................................      48,564      11,143
  Prepaid expenses and other assets.......................................................       5,264       3,303
  Deferred expenses, net..................................................................      10,681       6,661
                                                                                            ----------  ----------
                                                                                            $  821,936  $  699,275
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable and other debt...................................................  $  103,520  $   85,755
  Senior unsecured debt...................................................................     100,000
  Tax-exempt debt.........................................................................      75,540      75,540
  Line of credit..........................................................................      77,600      97,700
  Convertible subordinated debentures payable.............................................       8,058      11,740
  Preferred dividends payable.............................................................       1,060         901
  Accounts payable........................................................................       7,986      10,311
  Accrued expenses........................................................................      30,810      24,444
  Rents received in advance and security deposits.........................................       5,323       4,759
                                                                                            ----------  ----------
                                                                                               409,897     311,149
                                                                                            ----------  ----------
Commitments and contingencies

Shareholders' equity:
  Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized;
    3,000,000 issued and outstanding, having a liquidation preference of $25 per share
    ($75,000).............................................................................           3           3
  Common shares of beneficial interest, $.001 par value, 47,727,273 shares authorized;
    18,753,474 and 16,891,951 issued and outstanding, respectively........................          19          17
  Class B common shares of beneficial interest, $.001 par value, 2,272,727 shares
    authorized; 1,398,088 and 2,272,727 issued and outstanding, respectively..............           1           2
  Additional paid-in-capital..............................................................     449,229     420,743
  Retained earnings (deficit).............................................................     (36,917)    (32,142)
  Unearned compensation--restricted shares................................................        (296)       (497)
                                                                                            ----------  ----------
    Total shareholders' equity............................................................     412,039     388,126
                                                                                            ----------  ----------
                                                                                            $  821,936  $  699,275
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Revenue:
  Operating and investment revenue:
    Minimum rents................................................................  $  75,763  $  57,519  $  42,107
    Straight-line rents..........................................................      4,030      2,732      2,087
    Expense reimbursements.......................................................     21,924     18,228     11,413
    Mortgage interest income.....................................................      2,573      2,146      1,514
                                                                                   ---------  ---------  ---------
      Total operating and investment revenue.....................................    104,290     80,625     57,121
                                                                                   ---------  ---------  ---------
  Other revenue:
    Real estate fee income.......................................................      8,581      3,159      5,140
    Equity in net income of affiliate............................................        237      2,174      1,069
                                                                                   ---------  ---------  ---------
      Total other revenue........................................................      8,818      5,333      6,209
                                                                                   ---------  ---------  ---------
      Total revenue..............................................................    113,108     85,958     63,330
                                                                                   ---------  ---------  ---------
Expenses:
  Real estate taxes..............................................................     22,218     17,091     11,868
  Property operating and leasing.................................................     13,482     12,091      8,883
  General and administrative.....................................................      4,041      3,105      2,567
  Depreciation and amortization..................................................     21,418     15,278     10,648
  Interest expense:
    Interest incurred, net.......................................................     13,659     10,071      9,865
    Amortization of deferred financing costs.....................................      1,817        800      1,127
                                                                                   ---------  ---------  ---------
      Total expenses.............................................................     76,635     58,436     44,958
                                                                                   ---------  ---------  ---------
      Operating income...........................................................     36,473     27,522     18,372

Other income (expense)...........................................................        (15)       108       (100)
                                                                                   ---------  ---------  ---------
Income before extraordinary item.................................................     36,458     27,630     18,272

Extraordinary item, early extinguishment of debt.................................                           (3,331)
                                                                                   ---------  ---------  ---------
Net income.......................................................................     36,458     27,630     14,941
  Preferred dividends............................................................     (6,360)      (901)      (947)
                                                                                   ---------  ---------  ---------
Net income available to common shareholders......................................  $  30,098  $  26,729  $  13,994
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Per share net income available to common shareholders before extraordinary item:
    Basic........................................................................  $    1.51  $    1.43  $    1.25
    Diluted......................................................................  $    1.50  $    1.41  $    1.22

Per share net income available to common shareholders:
    Basic........................................................................  $    1.51  $    1.43  $    1.01
    Diluted......................................................................  $    1.50  $    1.41  $    0.99

Distributions per common share...................................................  $    1.75  $    1.68  $    1.62

  The accompanying notes are an integral part of these consolidated financial statements.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                                                          COMMON
                                                                      PREFERRED SHARES         CLASS B COMMON SHARES      SHARES
                                                                 --------------------------  -------------------------  -----------
                                                                   NUMBER                      NUMBER                     NUMBER
                                                                  OF SHARES      AMOUNT      OF SHARES      AMOUNT       OF SHARES
                                                                 -----------  -------------  ----------  -------------  -----------
Balance, January 1, 1996.......................................    2,272,727    $       2             0    $       0     10,358,958
Issuance of common shares, less $2,387 of offering costs.......                                                           3,450,000
Conversion of convertible preferred shares to Class B common
  shares.......................................................   (2,272,727)          (2)    2,272,727            2
Conversion of convertible subordinated debentures to common
  shares.......................................................                                                             485,680
Shares issued for stock options exercised......................                                                              27,787
Incentive share awards.........................................                                                               8,290
Director share awards..........................................                                                               2,516
Amortization of unearned compensation..........................
Distributions declared on common shares, $1.62 per share.......
Distributions declared on convertible preferred shares, $0.42 per share....................................................
Distributions declared on Class B common shares, $1.25 per
  share........................................................
Net income.....................................................
                                                                                       --                         --
                                                                 -----------                 ----------                 -----------
Balance, December 31, 1996.....................................            0            0     2,272,727            2     14,333,231
Issuance of common shares, less $4,054 of offering costs.......                                                           2,250,000
Issuance of preferred shares, less $3,101 of offering costs....    3,000,000            3
Conversion of convertible subordinated debentures to common
  shares.......................................................                                                             144,640
Shares issued for stock options exercised......................                                                             149,715
Incentive share awards.........................................                                                              12,444
Director share awards..........................................                                                               1,921
Amortization of unearned compensation..........................
Distributions declared on common shares, $1.68 per share.......
Distributions declared on preferred shares, $0.30 per share....
Distributions declared on Class B common shares, $1.73 per
  share........................................................
Net income.....................................................
                                                                                       --                         --
                                                                 -----------                 ----------                 -----------
Balance, December 31, 1997.....................................    3,000,000            3     2,272,727            2     16,891,951
Issuance of common shares, less $343 of offering costs.........                                                             740,371
Conversion of Class B common shares to common shares...........                                (874,639)          (1)       874,639
Conversion of convertible subordinated debentures to common
  shares.......................................................                                                             201,748
Shares issued for stock options exercised......................                                                              42,461
Director share awards..........................................                                                               2,304
Amortization of unearned compensation..........................
Distributions declared on common shares, $1.75 per share.......
Distributions declared on preferred shares, $2.12 per share....
Distributions declared on Class B common shares, $1.80 per
  share........................................................
Net income.....................................................
                                                                                       --                         --
                                                                 -----------                 ----------                 -----------
Balance, December 31, 1998.....................................    3,000,000    $       3     1,398,088    $       1     18,753,474
                                                                                       --                         --
                                                                                       --                         --
                                                                 -----------                 ----------                 -----------
                                                                 -----------                 ----------                 -----------


                                                                                                         UNEARNED
                                                                              ADDITIONAL   RETAINED    COMPENSATION-       TOTAL

                                                                                PAID-IN    EARNINGS     RESTRICTED     SHAREHOLDERS'

                                                                   AMOUNT       CAPITAL    (DEFICIT)      SHARES          EQUITY

                                                                 -----------  -----------  ---------  ---------------  -------------

Balance, January 1, 1996.......................................   $      10    $ 187,161   $ (18,602)    $    (251)     $   168,320

Issuance of common shares, less $2,387 of offering costs.......           3       79,547                                     79,550

Conversion of convertible preferred shares to Class B common shares.......................................................
Conversion of convertible subordinated debentures to common
  shares.......................................................           1        8,683                                      8,684

Shares issued for stock options exercised......................                      508                                        508

Incentive share awards.........................................                      186                      (186)
Director share awards..........................................                       57                                         57

Amortization of unearned compensation..........................                                                118              118

Distributions declared on common shares, $1.62 per share.......                              (20,277)                       (20,277)

Distributions declared on convertible preferred shares, $0.42
  per share....................................................                                 (947)                          (947)

Distributions declared on Class B common shares, $1.25 per
  share........................................................                               (2,841)                        (2,841)

Net income.....................................................                               14,941                         14,941

                                                                        ---   -----------  ---------         -----     -------------

Balance, December 31, 1996.....................................          14      276,142     (27,726)         (319)         248,113

Issuance of common shares, less $4,054 of offering costs.......           2       66,819                                     66,821

Issuance of preferred shares, less $3,101 of offering costs....                   71,896                                     71,899

Conversion of convertible subordinated debentures to common
  shares.......................................................                    2,564                                      2,564

Shares issued for stock options exercised......................           1        2,873                                      2,874

Incentive share awards.........................................                      392                      (392)
Director share awards..........................................                       57                                         57

Amortization of unearned compensation..........................                                                214              214

Distributions declared on common shares, $1.68 per share.......                              (27,221)                       (27,221)

Distributions declared on preferred shares, $0.30 per share....                                 (901)                          (901)

Distributions declared on Class B common shares, $1.73 per
  share........................................................                               (3,924)                        (3,924)

Net income.....................................................                               27,630                         27,630

                                                                        ---   -----------  ---------         -----     -------------

Balance, December 31, 1997.....................................          17      420,743     (32,142)         (497)         388,126

Issuance of common shares, less $343 of offering costs.........           1       23,880                                     23,881

Conversion of Class B common shares to common shares...........           1
Conversion of convertible subordinated debentures to common
  shares.......................................................                    3,644                                      3,644

Shares issued for stock options exercised......................                      882                                        882

Director share awards..........................................                       80                                         80

Amortization of unearned compensation..........................                                                201              201

Distributions declared on common shares, $1.75 per share.......                              (31,182)                       (31,182)

Distributions declared on preferred shares, $2.12 per share....                               (6,360)                        (6,360)

Distributions declared on Class B common shares, $1.80 per
  share........................................................                               (3,691)                        (3,691)

Net income.....................................................                               36,458                         36,458

                                                                        ---   -----------  ---------         -----     -------------

Balance, December 31, 1998.....................................   $      19    $ 449,229   $ (36,917)    $    (296)     $   412,039

                                                                        ---   -----------  ---------         -----     -------------

                                                                        ---   -----------  ---------         -----     -------------


  The accompanying notes are an integral part of these consolidated financial statements.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
Cash flows from operating activities:
  Net income...................................................................  $  36,458  $  27,630  $  14,941
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary item-early extinguishment of debt............................                            3,331
    Bad debts..................................................................        550        279        462
    Depreciation...............................................................     20,081     14,275     10,199
    Amortization of deferred financing costs...................................      1,817        800      1,127
    Other amortization.........................................................      1,337      1,003        449
    Straight-line rents........................................................     (4,030)    (2,732)    (2,087)
    Incentive stock awards.....................................................        281        271        175
    Interest on converted debentures...........................................         44         12         77
    Equity in net income of affiliate..........................................       (237)    (2,174)    (1,069)
    (Gain)/loss on disposal of real estate.....................................                  (140)        60
    Net changes in:
      Tenant accounts receivable...............................................     (1,604)      (973)       197
      Prepaid expenses and other assets........................................         57       (205)      (937)
      Rents received in advance and security deposits..........................        623        317        590
      Accounts payable and accrued expenses....................................      6,067      1,048      2,037
                                                                                 ---------  ---------  ---------
Net cash provided by operating activities......................................     61,444     39,411     29,552
                                                                                 ---------  ---------  ---------
Cash flows from investing activities:
  Change in restricted cash and cash equivalents...............................      3,746    (35,532)       325
  Acquisition of real estate...................................................    (68,882)  (121,661)   (85,268)
  Construction in progress.....................................................    (20,765)   (26,625)   (17,063)
  Improvements and additions to properties.....................................    (27,038)   (42,441)   (12,575)
  Disposition of real estate...................................................     28,962     13,510     18,991
  Change in deposits on acquisitions...........................................     (2,081)     1,303      1,037
  Issuance of mortgage notes receivable........................................    (21,271)   (16,115)   (18,523)
  Repayment of mortgage notes receivable.......................................     29,378      5,670      5,543
  Investment in and advances to affiliate......................................    (37,183)   (19,639)    (1,048)
  Receivables from affiliates and employees....................................         62         (3)       106
  Additions to deferred expenses...............................................     (7,274)    (3,803)    (3,079)
                                                                                 ---------  ---------  ---------
Net cash used in investing activities..........................................   (122,346)  (245,336)  (111,554)
                                                                                 ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from sale of preferred shares.......................................                75,000
  Proceeds from sale of common shares..........................................     25,106     73,749     82,445
  Offering costs paid..........................................................       (343)    (7,155)    (2,387)
  Proceeds from issuance of unsecured bonds....................................    100,000
  Proceeds from issuance of line of credit.....................................    132,000    211,650     46,100
  Repayment of line of credit..................................................   (152,100)  (160,050)
  Proceeds from issuance of bonds payable......................................                55,000     45,882
  Repayments of mortgage notes payable.........................................     (3,831)    (8,156)   (62,705)
  Repayments of notes payable..................................................        (33)    (2,385)      (123)
  Distributions................................................................    (41,074)   (31,145)   (29,017)
  Conversion of convertible subordinated debentures payable....................                    (1)        (1)
                                                                                 ---------  ---------  ---------
Net cash provided by financing activities......................................     59,725    206,507     80,194
                                                                                 ---------  ---------  ---------
Net change in cash and cash equivalents........................................     (1,177)       582     (1,808)
Cash and cash equivalents, beginning of year...................................      1,652      1,070      2,878
                                                                                 ---------  ---------  ---------
Cash and cash equivalents, end of year.........................................  $     475  $   1,652  $   1,070
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

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

    In June, 1997, the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Based on this criteria, the Company has determined that it operates in one business segment, that being the development, management and ownership of warehouse/ industrial property located in Greater Chicago. Thus, all information required by SFAS No. 131 is included in the Company's financial statements. No single tenant represented more than 10% of consolidated minimum rents in 1998, 1997 and 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION

    Minimum rents are recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount that straight-line rental revenue exceeds rents due under the lease agreements. Unbilled rents receivable, included in tenants accounts receivable, at December 31, 1998 and 1997 were $8,530 and $5,075, respectively. Recoveries from tenants for taxes, insurance and other property operating expenses are recognized in the period the applicable costs are incurred.

    Real estate fee income includes tenant lease termination fees of $1,770 in 1998, $1,894 in 1997 and $1,200 in 1996.

    The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $575 and $272 as of December 31, 1998 and 1997, respectively.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED EXPENSES

    Deferred expenses consist principally of financing fees and leasing commissions. Leasing commissions are amortized on a straight-line basis over the terms of the respective lease agreements ranging from 1 to 15 years. Financing costs are amortized over the terms of the respective loan agreements. Deferred expenses relating to debenture conversions of $82 and $86 were charged to paid-in capital in 1998 and 1997, respectively, and fully amortized deferred expenses of $1,562 and $1,207 were written off in 1998 and 1997, respectively. Also, in 1998 the Company disposed of properties and deferred leasing and other costs of $94 were written off.

    The balances are as follows:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Deferred financing costs, net of accumulated amortization of $1,893 and
  $1,081.................................................................  $   4,601  $   2,766
Deferred leasing and other costs, net of accumulated amortization of
  $2,127 and $1,478......................................................      6,080      3,895
                                                                           ---------  ---------
                                                                           $  10,681  $   6,661
                                                                           ---------  ---------
                                                                           ---------  ---------

    PROPERTIES

    Real estate assets are stated at cost. Interest and real estate taxes and other directly related expenses incurred during construction periods are capitalized and amortized on the same basis as the related assets. Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

                                                                                     YEARS
                                                                                 -------------
Building and improvements......................................................  31.5 and 40
Land improvements..............................................................  15
Furniture, fixtures and equipment..............................................  4 to 15

    Construction allowances for tenant improvements are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. The resulting gains or losses for taxable dispositions of properties are reflected in operations. However, no gain or loss is recognized for transactions that qualify as tax-free exchanges of properties.

    The Company annually reviews the recoverability of the carrying value of its investment in real estate. The reviews are conducted by estimating the fair value of its properties generally by analysis and comparison of the capitalized values of the expected net operating cash flows of the properties. If management determines that an impairment of a property has occurred, the carrying value of such property will be reduced to its fair value.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH AND CASH EQUIVALENTS

    For purposes of the consolidated financial statements, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

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

    INCOME TAXES

    The Company qualifies as a real estate investment trust ("REIT") under sections 856-860 of the Internal Revenue Code beginning January 1, 1994. In order to qualify as a REIT, the Company is required to distribute at least 95% of its taxable income to shareholders and to meet certain asset and income tests as well as certain other requirements. As a REIT, the Company will generally not be liable for Federal income taxes, provided it satisfies the necessary distribution requirements. The distributions declared and paid for the years ended December 31, 1998, 1997 and 1996 include a return of capital of approximately 9%, 12% and 51%, respectively.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EARNINGS PER COMMON SHARE

    Following are the reconciliations of the numerators and denominators for computing basic and diluted earnings per share ("EPS") data:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Numerators:
  Income before extraordinary items.....................................      $36,458       $27,630       $18,272
    Dividends on preferred shares.......................................       (6,360)         (901)
    Dividends on convertible preferred stock............................                                     (947)
                                                                          ------------  ------------  ------------
    Income available to common shareholders before extraordinary
      item--for basic and diluted EPS...................................       30,098        26,729        17,325
    Extraordinary items.................................................                                   (3,331)
                                                                          ------------  ------------  ------------
  Net income available to common shareholders--for basic and diluted
    EPS.................................................................      $30,098       $26,729       $13,994
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Denominators:

  Weighted average common shares outstanding--for
    basic EPS...........................................................    19,867,509    18,634,850    13,890,049
    Effect of dilutive securities--options..............................       234,428       312,280       285,913
  Weighted average common shares outstanding--for
    diluted EPS.........................................................    20,101,937    18,947,130    14,175,962
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The assumed conversion of the convertible subordinated debentures into common shares for purposes of computing diluted EPS by adding interest expense for the debentures to the numerators and adding assumed share conversions to the denominators for 1998, 1997 and 1996 would be anti-dilutive. The assumed conversion of the convertible preferred stock in 1996 would also be anti-dilutive.

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

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In March, 1998, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 97-11, "Accounting for Internal Costs Related to Real Estate Acquisitions." This statement, effective as of March 19, 1998, requires that internal costs of identifying and acquiring operating properties should be expensed as incurred. Prior to March 19, 1998, the Company capitalized internal preacquisition costs. The adoption of this EITF has not had a significant impact on the results of current operations and the Company estimates this EITF will not have a significant impact on the results of operations in the future.

    In May, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 1999, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has disclosed its only derivative position within the Long Term Debt note.

3. PROPERTY ACQUISITIONS AND DISPOSITIONS

    During each of the years ended December 31, 1998, 1997 and 1996, the Company acquired thirty, twenty-one and fifteen properties, respectively, consisting principally of single-tenant buildings for an aggregate amount of approximately $91,692, $124,923 and $103,532, respectively. Fifteen of the properties in 1998 were acquired as a portfolio from an unrelated third party. All of the remaining property acquisitions were closed in singular transactions, and except for one transaction in 1998, one transaction in 1997 and three transactions in 1996, were acquired from unrelated third parties. The properties were funded with borrowings under the Company's lines of credit, proceeds from properties sold during 1998, 1997 and 1996, and from proceeds of public offerings of the Company's common shares completed in 1998, 1997 and 1996, and from proceeds of a public offering of the Company's preferred shares completed in 1997. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the results of operations of the acquired properties are included in the consolidated statements of operations from the dates of acquisition.

    The Company disposed of five properties during the 1998, three properties during 1997 and eight properties during 1996. In those years, five, one and five of the properties, respectively, were disposed of in transactions that qualify as a tax-free exchange under applicable provisions of the Internal Revenue Code.

    Due to the effect of the March, 1997 common offering, the November, 1997 preferred offering, the May and April, 1998 common offerings and the acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following 1996 unaudited pro forma information is presented as if the 1996 and 1997 acquisitions and dispositions of properties, the 1997 and 1996 offerings, and the corresponding repayment of certain debt had occurred on January 1, 1996. The 1997 and 1998 unaudited proforma information is presented as if the 1998 and 1997 offerings, the corresponding repayment of certain debt, and the 1998 and 1997 acquisitions and dispositions had all occurred on January 1, 1997. The unaudited pro forma information is based upon the historical consolidated statements of operations before any extraordinary items and does not purport to present what actual

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

3. PROPERTY ACQUISITIONS AND DISPOSITIONS (CONTINUED) results would have been had the transactions, in fact, occurred at the beginning of 1997 or 1996, or to project results for any future period.

                                                                   PROFORMA FOR THE YEARS
                                                               ENDED DECEMBER 31, (UNAUDITED)
                                                              --------------------------------
                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
Total revenues..............................................  $  116,760  $  96,336  $  80,294
Total expenses..............................................      79,968     62,328     50,103
                                                              ----------  ---------  ---------
Income before extraordinary item............................      36,792     34,008     30,191
Preferred dividends.........................................      (6,360)    (6,360)    (7,307)
                                                              ----------  ---------  ---------
Income available to common shareholders before extraordinary
  item......................................................  $   30,432  $  27,648  $  22,884
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Per share income available to common shareholders before
  extraordinary item:
    Basic...................................................       $1.52      $1.39      $1.28
    Diluted.................................................       $1.50      $1.37      $1.26

4. MORTGAGE NOTES RECEIVABLE

    As of December 31, 1998 and 1997, the Company had notes receivable outstanding of $20,353 and $30,297, respectively, consisting of mortgage loans and construction loans. The notes bear interest ranging from 8.5% to 10.50% and 8.25% to 11.25% as of December 31, 1998 and 1997, respectively. Certain notes require payment of interest and principle monthly. As of December 31, 1998 the notes mature from May, 2000 to June, 2010, as follows:

1999...............................................................  $      24
2000...............................................................     19,484
2001...............................................................         40
2002...............................................................         50
2003...............................................................         61
Thereafter.........................................................        694
                                                                     ---------
  Total............................................................  $  20,353
                                                                     ---------
                                                                     ---------

    Based on borrowing rates available at the end of 1998 and 1997 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes receivable approximates the carrying values.

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

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5. INVESTMENT IN AND ADVANCES TO AFFILIATE (CONTINUED)
    As of December 31, 1998 and 1997, the Company had an outstanding balance due from CRS of $41,379 and $7,868, respectively, under a series of demand loans with interest rates ranging from 8.0% to 11.1%, and $3,673 for participation interest for 1998. The proceeds of the loans were required for development projects.

    Summarized financial information of CRS is shown below.

Balance Sheets:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Assets:
  Investment in land and real estate under development..................  $  31,784  $   9,405
  Notes receivable......................................................     18,313      1,559
  Other assets..........................................................      4,441        832
                                                                          ---------  ---------
                                                                          $  54,538  $  11,796
                                                                          ---------  ---------
                                                                          ---------  ---------
Liabilities:
  Note payable to affiliate.............................................  $  41,379  $   7,868
  Due to affiliate......................................................      3,673
  Other liabilities.....................................................      5,985        658
                                                                          ---------  ---------
                                                                             51,037      8,526

Stockholder's equity....................................................      3,501      3,270
                                                                          ---------  ---------
                                                                          $  54,538  $  11,796
                                                                          ---------  ---------
                                                                          ---------  ---------

Statements of Operations:

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Total Income.................................................  $  25,950  $  45,794  $  16,000
Operating Expenses...........................................    (25,589)   (42,269)   (14,261)
Provision for income taxes...................................       (122)    (1,329)      (659)
                                                               ---------  ---------  ---------
  Net income.................................................  $     239  $   2,196  $   1,080
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. LONG TERM DEBT

    The long-term debt as of December 31, 1998 and 1997 consist of the following:

                                                   CARRYING AMOUNT OF
                                                         NOTES
                                                      DECEMBER 31,                    PERIODIC      ESTIMATED       FINAL
              PROPERTY PLEDGED AS                ----------------------   INTEREST     PAYMENT   BALLOON PAYMENT  MATURITY
                  COLLATERAL                        1998        1997        RATE        TERMS      AT MATURITY      DATE
-----------------------------------------------  ----------  ----------  -----------  ---------  ---------------  ---------
MORTGAGE NOTES PAYABLE AND OTHER DEBT:
Designated pool of 20 properties...............  $   50,000  $   50,000       7.62%   $  318(a)    $    50,000      11/1/02
Designated pool of 18 properties...............      30,000      30,000       6.91%      173(a)         30,000      5/15/99
850 Arthur Avenue Elk Grove Village, IL........         575         575       8.00%       12(b)            575      10/3/00
11801 South Central Alsip, IL..................       4,901                   7.35%       49(c)                      1/1/12
2553 N. Edgington Avenue Franklin Park, IL
 (d)...........................................                   3,500          (e)
Designated pool of 11 properties...............       8,985                   8.81%      114(c)          8,484       1/1/00
Designated pool of 2 properties................       4,108                   9.21%       45(c)          3,936       1/1/00
Designated pool of 2 properties................       2,261                   7.71%       21(c)          2,181       1/1/00
440 N. Lake Street Miller, IN..................       1,680       1,680          (f)        (a)          1,680       3/1/31
Capitalized lease obligation...................       1,010                   7.00%       19(c)            101      12/1/03
                                                 ----------  ----------
                                                    103,520      85,755
                                                 ----------  ----------
SENIOR UNSECURED DEBT:
Bonds Payable..................................     100,000                   6.75%         (g)        100,000       4/1/05
                                                 ----------  ----------
TAX EXEMPT DEBT:
City of Chicago Revenue Bonds..................      55,000      55,000          (h)        (a)         55,000       9/8/32
440 N. Lake Street Miller, IN..................      20,540      20,540          (f)        (a)         20,540       3/1/31
                                                 ----------  ----------
                                                     75,540      75,540
                                                 ----------  ----------
LINE OF CREDIT:
Revolving line of credit.......................      77,600      97,700          (i)        (a)                    10/24/01
                                                 ----------  ----------
Total long term debt...........................  $  356,660  $  258,995
                                                 ----------  ----------
                                                 ----------  ----------

------------------------

(a) The note requires monthly payments of interest only.

(b) The note requires quarterly payments of interest only.

(c) Amount represents the monthly payment of principal and interest.

(d) In November, 1998, the Company repaid the outstanding amount upon maturity.

(e) The interest rate is one month LIBOR plus 1.75% (6.9% at December 31, 1997).

(f) These revenue bonds consist of two series ($1,680 taxable and $20,540 tax-exempt) of Economic Development Revenue Bonds issued in April, 1996 by the City of Gary, Indiana. $1,680 of the bonds are collateralized by a letter of credit which contains certain financial covenants pertaining to the tangible net worth and liabilities in relation to portfolio value of the Company. The bonds bear interest based on the Weekly Adjustable Interest Rate Mode at a rate determined by the Remarketing

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. LONG TERM DEBT (CONTINUED)
    Agent (5.15% and 6.1% on the taxable bonds and 4.1% and 4.2% on the tax exempt bonds at December 31, 1998 and 1997, respectively).

(g) The note requires semi-annual payments of interest only.

(h) These Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois are enhanced by a letter of credit. The letter of credit contains certain financial covenants pertaining to consolidated net worth. The tax-exempt bonds bear initial interest at a Weekly Adjustable Interest Rate, which from time to time may be changed by the Company, at a rate determined by the Remarketing Agent (4.2% and 3.95% at December 31, 1998 and 1997, respectively). The bonds require monthly payments of interest only and mature in September, 2032. Of the original proceeds, the Company holds $30,447 and $34,593 in escrow at December 31, 1998 and 1997, respectively, for future construction costs.

(i) In October, 1996, the Company obtained a $135,000 unsecured line of credit, and increased the line in November 1997 and November 1998 to $150 million and $250 million, respectively. The interest rate at December 31, 1998 is 6.1125% (LIBOR plus 1.0%) for LIBOR borrowings and Prime Rate (7.75%) for other borrowings. As of December 31, 1997, the interest rate range from 6.8% to 6.863% (LIBOR plus 0.80%) for LIBOR borrowings and Prime Rate (8.5%) for other borrowings. The Company may receive competitive bids for up to half its commitment. The line requires payments of interest only when LIBOR contracts mature and monthly on borrowings under Prime Rate. There is a commitment fee of $300 per year. At December 31, 1998 and 1997, the Company had $172,400 and $52,300, respectively, available under the line.

    As of December 31, 1998 mortgage notes, other debt, senior unsecured debt, tax-exempt debt and line of credit mature as follows:

1999..............................................................  $  31,141
2000..............................................................     15,595
2001..............................................................     78,049
2002..............................................................     50,483
2003..............................................................        620
Thereafter........................................................    180,772
                                                                    ---------
  Total...........................................................  $ 356,660
                                                                    ---------
                                                                    ---------

    Based on borrowing rates available to the Company at the end of 1998 and 1997 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying values.

    On September 10, 1998, the Company entered into an interest rate protection agreement to lock into a fixed interest rate on an anticipated refinancing of mortgage notes payable with a notional amount of $25,000. The agreement provides that the Company will either receive or pay an amount equal to the spread between a locked in treasury rate (4.835%) and the interest rate on treasury securities underlying the agreement as of the determination date. The determination date is to be triggered by the Company before May 17, 1999. If not triggered, the agreement will be settled on May 17, 1999 based on interest rates effective at the time. If settlement of the agreement had been triggered at December 31, 1998 the

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. LONG TERM DEBT (CONTINUED)
Company would have had to pay $365. The Company plans that ultimate receipt or payment made upon settlement of the agreement will be reflected as an adjustment to interest expense on the related refinancing.

    Land, buildings and equipment related to such mortgages with an aggregate net book value of approximately $212,168 at December 31, 1998 have been pledged as collateral for the above debt.

7. EXTRAORDINARY ITEM

    In 1996, the Company incurred a loss of $3,331 (per share--basic $0.24; diluted $0.23), representing a write off of unamortized deferred financing costs as a result of early extinguishment of certain debt obligations.

8. CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE

    Concurrent with the initial public offering in December, 1993, the Company issued $58,500 of convertible subordinated debentures ("Debentures") due 2004. At December 31, 1998 and 1997, $8,058 and $11,740 of debentures were outstanding, respectively. The Debentures are unsecured general obligations of the Company and are subordinate to all existing and subsequently incurred indebtedness of the Company. The Debentures are optionally redeemable by the Company, at par, commencing December 4, 1998. Holders may convert the Debentures at any time, without premium, to Common Shares of the Company at a conversion price of $18.25 per share, subject to certain adjustments. The Debentures bear interest at 8.22% per annum, payable semiannually on January 15 and July 15 of each year, commencing July 15, 1994. During 1998, 1997 and 1996 debentures totaling $3,682, $2,640 and $8,864, respectively, were converted into shares of common stock. Based principally on the conversion feature and share price of common stock at the end of 1998 and 1997, the fair value of the outstanding Debentures approximates $14,929 and $22,595, respectively.

9. RELATED PARTY TRANSACTIONS

    In May, 1998 and December, 1997, the Company purchased a fully leased building, located in Wood Dale, Illinois and Des Plaines, Illinois, respectively, from partnerships, in which one of the Company's Senior Officers and a Company Director were limited partners. The two properties were purchased for approximately $3.3 million and $4.7 million, respectively. In June, 1996, the Company acquired three properties in which the Company's Chief Operations Officer and Director, and the Company's Executive Vice President of Acquisitions during 1996 had an interest and, in which they, continue to own an insignificant interest in two of the properties. The three properties were purchased for an aggregate amount of approximately $24.6 million. The above transactions satisfied the Company's investment criteria and were approved by the Company's independent directors.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

10. SHAREHOLDERS' EQUITY

    COMMON SHARES OF BENEFICIAL INTEREST

    As of December 31, 1998 the Company has reserved 621,829 Common Shares for future issuance under the 1993 Stock Option Plan, 119,596 Common Shares for future issuance under the 1995 Restricted Stock Incentive Plan, 65,409 Common Shares for future issuance under the 1995 Director Stock Plan, 441,534 Common Shares for issuance upon the conversion of the Debentures and 1,000,000 Common Shares for future issuance under the dividend reinvestment and stock purchase plan.

    CLASS B COMMON SHARES OF BENEFICIAL INTEREST

    On September 22, 1995, the Company completed a $50 million private equity placement of non-voting preferred shares of beneficial interest. In May, 1996, the preferred shares of beneficial interest automatically converted, on a share for share basis, to non-voting Class B Common Shares, upon shareholder approval of an amendment to the Company's charter permitting non-voting Class B Common Shares at the Company's annual meeting. The distribution on the non-voting shares is equal to the distribution paid on the voting shares of the Company plus an additional $.0468 per share. In October, 1998, 874,639 non-voting Class B Shares converted to voting shares. In May, 1999, a portion of the remaining non-voting Class B shares will be converted to voting common shares on a share for share basis up to 4.9 percent of the Company's then outstanding voting shares with all shares to fully convert within ten years. As the shares convert to voting common, the distribution paid shall be the same as all other voting common shares.

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

    RESTRICTED STOCK INCENTIVE PLAN

    Under the terms of the 1995 Restricted Stock Incentive Plan, adopted in 1995, the Company initially reserved 150,000 common shares for future grants. In 1997 and 1996 certain key employees were granted 12,444 and 8,290 restricted shares, respectively. Shares were awarded in the name of each of the participants, who have all the rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met.

    Unearned compensation is recorded at the date of awards based on the market value of shares. Unearned compensation, which is shown as a separate component of shareholders' equity, is being

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

10. SHAREHOLDERS' EQUITY (CONTINUED)
amortized to expense over the eight year vesting period. The amount amortized to expense during 1998, 1997 and 1996 was $201, $214, and $118, respectively.

    DIRECTOR STOCK PLAN

    The 1995 Director Stock Plan is for an aggregate of 75,000 common shares and provides that each independent director, upon election or re-election to the Board, may elect to receive 50% of his annual retainer fee in Common Shares at the market price on such date. In 1998, 1997, and 1996, 2,304, 1,921, and 2,516
Common Shares were issued under this plan, respectively. In connection with the issuance of such shares, $80, $57 and $57 was charged to expense in 1998, 1997 and 1996, respectively.

    SHAREHOLDER RIGHTS PLAN

    In July, 1998, the Board of Trustees approved a shareholder protection plan (the "plan"), declaring a dividend of one right for each share of the Company's common shares outstanding on or after August 11, 1998. Exercisable 10 days after any person or group acquires 15 percent or more or commences a tender offer for 15 percent or more of the Company's common shares, each right entitles the holder to purchase from the Company one one-thousandth of a Junior Preferred Share of Beneficial Interest, Series A (a "Rights Preferred Share"), at a price of $120, subject to adjustment. The Rights Preferred Shares (1) are non-redeemable, (2) are entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share or 1,000 times the Company's common share dividend, (3) have a minimum liquidation preference equal to the greater of $100 per share or 1,000 times the liquidation payment made per common share and (4) are entitled to vote with the common shares with each Rights Preferred Share having 1,000 votes. 50,000 of the Company's authorized preferred shares have been designated for the plan.

    The plan was not adopted in response to any takeover attempt but was intended to provide the Board with sufficient time to consider any and all alternatives under such circumstances. Its provisions are designed to protect the Company's shareholders in the event of an unsolicited attempt to acquire the Company at a value that is not in the best interest of the Company's shareholders.

11. STOCK OPTION PLAN

    The Company has adopted the 1993 Stock Option Plan (the "Plan") and in May, 1996, increased the maximum number of shares from 750,000 to 1,500,000 common shares of beneficial interest which may be granted for qualified and non-qualified options. In May, 1998, the Plan was amended to increase the maximum number of shares to 10% of the total number of common shares outstanding as of May 1, 1998 (2,003,915). The May, 1998, Plan amendment also provides that the maximum number of options granted under the plan be the total of 10% of the number of common shares outstanding on the last day of the preceding calendar year, commencing January 1, 1999, minus the number of options previously granted under the Plan before the end of the preceding calendar year plus the number of options which have expired. The Company adopted the Plan to provide additional incentives to attract and retain directors, officers and key employees. The Plan was amended in 1995 to provide that each independent director receive an option for 3,000 common shares of beneficial interest at fair market value at the time of being elected or re-elected to the Board. Options are to be granted by the Compensation Committee of the

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

11. STOCK OPTION PLAN (CONTINUED)
Board of Directors. The term of the option shall be fixed by the Compensation Committee, but no option shall be exercisable more than 10 years after the date of grant.

    The options granted are at fair market value on the date of grant, are for 10-year terms and become exercisable in 20% annual increments after one year from date of grant. Option activity for the three years ended December 31, 1998 is as follows:

                                                             1998                     1997                     1996
                                                    -----------------------  -----------------------  ----------------------
                                                                 WEIGHTED                 WEIGHTED                WEIGHTED
                                                                  AVERAGE                  AVERAGE                 AVERAGE
                                                                 EXERCISE                 EXERCISE                EXERCISE
                                                      SHARES       PRICE       SHARES       PRICE      SHARES       PRICE
                                                    ----------  -----------  ----------  -----------  ---------  -----------
Outstanding at beginning of year..................     740,669   $   22.92      683,480   $   19.20     606,839   $   18.59
  Granted.........................................     588,179       33.97      241,769       31.38     104,428       22.50
  Exercised.......................................     (25,500)      18.86     (149,715)      19.19     (27,787)      18.28
  Expired.........................................     (69,190)      32.00      (34,865)      24.73          --
                                                    ----------               ----------               ---------
Outstanding at end of year........................   1,234,158   $   27.76      740,669   $   22.92     683,480   $   19.20
                                                    ----------               ----------               ---------
                                                    ----------               ----------               ---------
Exercisable at end of year........................     441,126                  327,137                 282,784
Available for future grant at year end............     569,155                  584,229                 791,133
Weighted average per share fair value of options
  granted during the year.........................               $    4.92                $    3.65               $    2.43

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Risk free interest rate........................................       5.7%       6.4%       6.1%
Dividend yield.................................................       5.1%       6.5%       6.5%
Expected lives.................................................    6 years    6 years    6 years
Expected volatility............................................      18.6%      17.5%      17.4%

    The following table summarizes information about stock options at December 31, 1998:

                  OPTIONS OUTSTANDING
-------------------------------------------------------    OPTIONS EXERCISABLE
                                WEIGHTED                 ------------------------
                                 AVERAGE     WEIGHTED                  WEIGHTED
                    NUMBER      REMAINING     AVERAGE      NUMBER       AVERAGE
    RANGE OF      OUTSTANDING  CONTRACTUAL   EXERCISE    EXERCISABLE   EXERCISE
 EXERCISE PRICE   AT 12/31/98     LIFE         PRICE     AT 12/31/98     PRICE
----------------  -----------  -----------  -----------  -----------  -----------
$   18.25-$22.50     487,711   5.83 years    $   19.19      406,539    $   18.79
$  31.50-$34.375     746,447   9.77 years    $   33.36       34,587    $   31.34

    The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan, accordingly, no compensation costs have been recognized. Had compensation costs for the Company's Plan been determined based on the fair value at the grant date for options granted in 1998, 1997 and 1996 in accordance with the method required by Statement of Financial Accounting

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

11. STOCK OPTION PLAN (CONTINUED)
Standards No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                        DATA)
                                                           -------------------------------
                                                             1998       1997       1996
                                                           ---------  ---------  ---------
Net income available to common shareholders
  As reported............................................  $  30,098  $  26,729  $  13,994
  Pro forma..............................................     29,616     26,591     13,901
Per share net income available to common shareholders
  As reported
    Basic................................................       1.51       1.43       1.01
    Diluted..............................................       1.50       1.41       0.99
  Pro forma
    Basic................................................       1.49       1.43       1.00
    Diluted..............................................       1.47       1.40       0.98

12. FUTURE RENTAL REVENUES

    Under existing noncancelable operating lease agreements as of December 31, 1998, tenants of the warehouse/industrial properties are committed to pay in aggregate the following minimum rentals:

1998..............................................................  $  64,609
1999..............................................................     53,532
2000..............................................................     46,280
2001..............................................................     40,521
2002..............................................................     32,860
Thereafter........................................................     85,874
                                                                    ---------
  Total...........................................................  $ 323,676
                                                                    ---------
                                                                    ---------

    At December 31, 1998 and 1997, 621 and 630, respectively, of the total 682 apartments available for rental at the Lakeshore Dunes property were leased. Lease terms are generally for one year.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

13. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Supplemental disclosure of cash flow information:
  Interest paid, net of interest capitalized..................................  $   12,122  $   11,820  $   10,603
  Interest capitalized........................................................       2,214         893         142
  Dividends declared, not paid................................................       1,060         901
  Assignment of note receivable to affiliate..................................                   4,650
  Repayment of advance from affiliate with real estate at book value..........                  24,993

In conjunction with the property acquisitions, the Company assumed the following assets and liabilities:
  Purchase of real estate.....................................................  $   91,692  $  124,923  $  103,532
  Liabilities, net of other assets............................................      (2,224)     (3,262)     (4,956)
  Mortgage notes payable......................................................     (20,586)                (13,308)
                                                                                ----------  ----------  ----------
  Acquisition of real estate..................................................  $   68,882  $  121,661  $   85,268
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
In conjunction with the property dispositions, the Company disposed of the following assets and liabilities:
  Sale of real estate.........................................................  $  (29,527) $  (12,877) $  (22,481)
  Liabilities, net of other assets............................................         565        (633)      1,421
  Mortgage notes payable......................................................                               2,069
                                                                                ----------  ----------  ----------
  Disposition of real estate..................................................  $  (28,962) $  (13,510) $  (18,991)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Conversion of convertible subordinated debentures payable:
  Convertible subordinated dentures converted.................................  $    3,682  $    2,640  $    8,864
  Common shares issued at $18.25 per share; 201,748, 144,640 and 485,680......       3,682       2,639       8,863
                                                                                ----------  ----------  ----------
  Cash disbursed for fractional shares........................................  $   --      $        1  $        1
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

14. COMMITMENTS AND CONTINGENCIES

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

    At December 31, 1998, six of the properties owned are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006 for amounts that are greater than the net book value of the assets. The tenant for a property at 655 Wheat Lane, Wood Dale, Illinois exercised its option and purchase the building in May, 1997.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

15. QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

                                                                   QUARTER ENDED
                                                ---------------------------------------------------   YEAR ENDED
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                                   1998        1998         1998           1998          1998
                                                -----------  ---------  -------------  ------------  ------------
Total revenues................................   $  27,317   $  27,984    $  28,566     $   29,241    $  113,108
Net income available to common shareholders...       7,121       7,479        7,980          7,518        30,098
Net income available to common shareholders
  per share:
    Basic.....................................        0.37        0.37         0.40           0.37          1.51
    Diluted...................................        0.37        0.37         0.39           0.37          1.50
EBITDA (earnings before interest, taxes,
  amortization and depreciation)..............      16,821      17,750       19,130         19,651        73,352
Per share distributions.......................       0.438       0.438        0.438          0.438          1.75


                                                                   QUARTER ENDED
                                                ---------------------------------------------------   YEAR ENDED
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                                   1997        1997         1997           1997          1997
                                                -----------  ---------  -------------  ------------  ------------
Total revenues................................   $  19,729   $  20,130    $  21,559     $   24,540    $   85,958
Net income available to common shareholders...       5,671       7,143        6,742          7,173        26,729
Net income available to common shareholders
  per share:
    Basic.....................................        0.33        0.38         0.35           0.38          1.43
    Diluted...................................        0.32        0.37         0.35           0.37          1.41
EBITDA (earnings before interest, taxes,
  amortization and depreciation)..............      11,699      12,971       13,801         15,308        53,779
Per share distributions.......................        0.42        0.42         0.42           0.42          1.68

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

                                          PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 9, 1999

                          CENTERPOINT PROPERTIES TRUST
                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II
                             (DOLLARS IN THOUSANDS)

                                                 BEGINNING     CHARGE TO COST                                       ENDING
DESCRIPTION                                       BALANCE       AND EXPENSES       RECOVERIES     DEDUCTIONS(A)     BALANCE
----------------------------------------------  -----------  -------------------  -------------  ---------------  -----------
For year ended December 31, 1998:
  Allowance for doubtful accounts.............   $     272        $     550         $  --           ($    247)     $     575
                                                     -----            -----               ---           -----          -----
                                                     -----            -----               ---           -----          -----
For year ended December 31, 1997:
  Allowance for doubtful accounts.............   $     748        $     279         $  --           ($    755)     $     272
                                                     -----            -----               ---           -----          -----
                                                     -----            -----               ---           -----          -----
For year ended December 31, 1996:
  Allowance for doubtful accounts.............   $     500        $     462         $  --           ($    214)     $     748
                                                     -----            -----               ---           -----          -----
                                                     -----            -----               ---           -----          -----

------------------------

NOTE:  (a) Deductions represent write-off of accounts receivable against the allowance for doubtful accounts.

                                                                    SCHEDULE III

              CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998

                                                                                                               GROSS
                                                                                                              AMOUNTS
                                                                                                             AT WHICH
                                                                                                              CARRIED
                                                                                                                AT
                                                 INITIAL COSTS                  COSTS CAPITALIZED            CLOSE OF
                                            ------------------------        SUBSEQUENT TO ACQUISITION         PERIOD
                                                       BUILDINGS AND  -------------------------------------  ---------
                             ENCUMBRANCES              IMPROVEMENTS              BUILDINGS AND   CARRYING
DESCRIPTION                       (E)         LAND          (A)         LAND     IMPROVEMENTS    COSTS (B)     LAND
---------------------------  -------------  ---------  -------------  ---------  -------------  -----------  ---------
WAREHOUSE/INDUSTRIAL
  PROPERTIES:
425 W. 151st Street
  East Chicago, IN.........                 $     252    $   1,805    $      33    $   4,523     $   1,155   $     285
201 Mississippi Street
  Gary, IN.................   $  50,000(h)        807        9,948          275       18,042                     1,082
1201 Lunt Avenue
  Elk Grove Village, IL....            (h)         57          146                         4                        57
620 Butterfield Road
  Mundelein, IL............      30,000(g)        335        1,974           61            5                       396
1319 Marquette Drive
  Romeoville, IL...........            (h)        948        2,530                        98                       948
900 E. 103rd Street
  Chicago, IL..............                     2,226       10,693                     4,497                     2,226
1520 Pratt Avenue
  Elk Grove Village, IL....            (h)        498        1,558                         6                       498
1850 Greenleaf
  Elk Grove Village, IL....                       509        1,386                       349                       509
2743 Armstrong Court
  Des Plaines, IL..........                     1,320        2,679                       281                     1,320
5990 Touhy Avenue
  Niles, IL................                     2,047        8,509                     1,238                     2,047
950 Tower Road
  Mundelein, IL............            (h)        171          778                       143                       171
2339 Ernie Krueger Court
  Waukegan, IL.............            (g)        158        1,819                        10                       158
4501 W. Augusta Blvd.
  Chicago, IL..............                       175        4,988                       860                       175
1400 Busse Road
  Elk Grove Village, IL....                       439        5,719                       287                       439
1250 Carolina Drive
  West Chicago, IL.........            (g)        583        3,836                       260                       583
5619 W. 115th Street
  Alsip, IL................            (h)      2,267       12,169                     1,641                     2,267
825 Tollgate Road
  Elgin, IL................            (g)        712        3,584                       112                       712
720 Frontenac
  Naperville, IL...........            (g)      1,014        4,055           22          122                     1,036
820 Frontenac
  Naperville, IL...........            (g)        906        3,626                       111                       906
1120 Frontenac
  Naperville, IL...........            (g)        791        3,164           23          720                       814


                                                                                                    LIFE UPON WHICH

                                                                                                    DEPRECIATION IN

                                                                                                     LATEST INCOME

                             BUILDINGS AND    TOTAL     ACCUMULATED      DATE OF         DATE        STATEMENT IS

DESCRIPTION                  IMPROVEMENTS    (C)(D)    DEPRECIATION    CONSTRUCTION    ACQUIRED        COMPUTED

---------------------------  -------------  ---------  -------------  --------------  -----------  -----------------

WAREHOUSE/INDUSTRIAL
  PROPERTIES:
425 W. 151st Street
  East Chicago, IN.........    $   7,483    $   7,768    ($  2,864)   1913/1988-1990        1987             (f)

201 Mississippi Street
  Gary, IN.................       27,990       29,072       (9,432)   1946/1985-1988        1985             (f)

1201 Lunt Avenue
  Elk Grove Village, IL....          150          207          (24)        1971             1993             (f)

620 Butterfield Road
  Mundelein, IL............        1,979        2,375         (317)        1990             1993             (f)

1319 Marquette Drive
  Romeoville, IL...........        2,628        3,576         (408)     1990-1991           1993             (f)

900 E. 103rd Street
  Chicago, IL..............       15,190       17,416       (2,197)        1910             1993             (f)

1520 Pratt Avenue
  Elk Grove Village, IL....        1,564        2,062         (250)        1968             1993             (f)

1850 Greenleaf
  Elk Grove Village, IL....        1,735        2,244         (225)        1965             1993             (f)

2743 Armstrong Court
  Des Plaines, IL..........        2,960        4,280         (449)     1989-1990           1993             (f)

5990 Touhy Avenue
  Niles, IL................        9,747       11,794       (1,462)        1957             1993             (f)

950 Tower Road
  Mundelein, IL............          921        1,092         (139)        1979             1993             (f)

2339 Ernie Krueger Court
  Waukegan, IL.............        1,829        1,987         (292)        1990             1993             (f)

4501 W. Augusta Blvd.
  Chicago, IL..............        5,848        6,023         (878)     1942-1943           1993             (f)

1400 Busse Road
  Elk Grove Village, IL....        6,006        6,445       (1,029)        1987             1993             (f)

1250 Carolina Drive
  West Chicago, IL.........        4,096        4,679         (637)     1989-1990           1993             (f)

5619 W. 115th Street
  Alsip, IL................       13,810       16,077       (2,154)        1974             1993             (f)

825 Tollgate Road
  Elgin, IL................        3,696        4,408         (579)     1989-1991           1993             (f)

720 Frontenac
  Naperville, IL...........        4,177        5,213         (663)        1991             1993             (f)

820 Frontenac
  Naperville, IL...........        3,737        4,643         (584)        1988             1993             (f)

1120 Frontenac
  Naperville, IL...........        3,884        4,698         (592)        1980             1993             (f)


                                                                                                               GROSS
                                                                                                              AMOUNTS
                                                                                                             AT WHICH
                                                                                                              CARRIED
                                                                                                                AT
                                                 INITIAL COSTS                  COSTS CAPITALIZED            CLOSE OF
                                            ------------------------        SUBSEQUENT TO ACQUISITION         PERIOD
                                                       BUILDINGS AND  -------------------------------------  ---------
                             ENCUMBRANCES              IMPROVEMENTS              BUILDINGS AND   CARRYING
DESCRIPTION                       (E)         LAND          (A)         LAND     IMPROVEMENTS    COSTS (B)     LAND
---------------------------  -------------  ---------  -------------  ---------  -------------  -----------  ---------
1510 Frontenac
  Naperville, IL...........            (g)        621        2,485           16           84                       637
1020 Frontenac
  Naperville, IL...........            (g)        591        2,363           11          226                       602
1560 Frontenac
  Naperville, IL...........            (g)        508        2,034           11           71                       519
1500 Shore Road
  Naperville, IL...........            (g)        260        1,042            7           57                       267
800 Enterprise
  Naperville, IL...........            (g)        212          849            6           40                       218
1651 Frontenac
  Naperville, IL...........            (g)        185          742            5           60                       190
1150 Shore Road
  Naperville, IL...........            (g)        184          736            5          121                       189
2764 Golfview
  Naperville, IL...........            (g)        125          498            3           34                       128
920 Frontenac
  Naperville, IL...........            (g)        717        2,367                       486                       717
1300 Northpoint Road
  Waukegan IL..............            (h)        592        2,366                        17                       592
1 Wildlife Way
  Long Grove, IL...........                       530        2,122                       129                       530
900 W. University Drive
  Arlington Heights, IL....            (h)        817        3,268           17           96                       834
7001 Adams Street
  Willowbrook, IL..........            (h)        297        1,326                         4                       297
745 Birginal Drive
  Bensenville, IL..........                       601        2,406                       497                       601
21399 Torrence Avenue
  Sauk Village, IL.........                     1,550        6,199          566          707                     2,115
2600 N. Elmhurst Road
  Elk Grove Village, IL....            (g)        842        3,366            8           46                       850
8901 W. 102nd Street
  Pleasant Prarie, WI......            (h)        900        3,608                        46                       900
8200 100th Street
  Pleasant Prarie, WI......            (h)      1,220        4,890                        42                     1,220
1700 Hawthorne
  West Chicago, IL.........                     2,522       10,089            1           25                     2,523
245 Beinoris Drive
  Wood Dale, IL............            (h)        168          570                         5                       168
825-845 Hawthorne
  West Chicago, IL.........            (g)        721        2,884           23          504                       744
1700 Butterfield Road
  Mundelein, IL............            (h)        343        1,371           (1)         143                       342
1810-1820 Industrial Drive
  Libertyville, IL.........            (h)        407        1,629           (5)         173                       402
1733 Downs Drive
  West Chicago.............            (h)        488        1,953            1           45                       489
1645 Downs Drive
  West Chicago.............            (h)        508        2,033            1          571                       509


                                                                                                    LIFE UPON WHICH

                                                                                                    DEPRECIATION IN

                                                                                                     LATEST INCOME

                             BUILDINGS AND    TOTAL     ACCUMULATED      DATE OF         DATE        STATEMENT IS

DESCRIPTION                  IMPROVEMENTS    (C)(D)    DEPRECIATION    CONSTRUCTION    ACQUIRED        COMPUTED

---------------------------  -------------  ---------  -------------  --------------  -----------  -----------------

1510 Frontenac
  Naperville, IL...........        2,569        3,206         (406)        1986             1993             (f)

1020 Frontenac
  Naperville, IL...........        2,589        3,191         (398)        1980             1993             (f)

1560 Frontenac
  Naperville, IL...........        2,105        2,624         (335)        1987             1993             (f)

1500 Shore Road
  Naperville, IL...........        1,099        1,366         (172)        1985             1993             (f)

800 Enterprise
  Naperville, IL...........          889        1,107         (139)        1985             1993             (f)

1651 Frontenac
  Naperville, IL...........          802          992         (122)        1978             1993             (f)

1150 Shore Road
  Naperville, IL...........          857        1,046         (122)        1985             1993             (f)

2764 Golfview
  Naperville, IL...........          532          660          (83)        1985             1993             (f)

920 Frontenac
  Naperville, IL...........        2,853        3,570         (413)        1987             1993             (f)

1300 Northpoint Road
  Waukegan IL..............        2,383        2,975         (350)        1994             1994             (f)

1 Wildlife Way
  Long Grove, IL...........        2,251        2,781         (329)        1994             1994             (f)

900 W. University Drive
  Arlington Heights, IL....        3,364        4,198         (479)        1974             1994             (f)

7001 Adams Street
  Willowbrook, IL..........        1,330        1,627         (188)        1994             1994             (f)

745 Birginal Drive
  Bensenville, IL..........        2,903        3,504         (359)        1974             1994             (f)

21399 Torrence Avenue
  Sauk Village, IL.........        6,906        9,021         (957)        1987             1994             (f)

2600 N. Elmhurst Road
  Elk Grove Village, IL....        3,412        4,262         (409)        1995             1995             (f)

8901 W. 102nd Street
  Pleasant Prarie, WI......        3,654        4,554         (485)        1990             1994             (f)

8200 100th Street
  Pleasant Prarie, WI......        4,932        6,152         (657)        1990             1994             (f)

1700 Hawthorne
  West Chicago, IL.........       10,114       12,637       (1,312)     1959/1969           1994             (f)

245 Beinoris Drive
  Wood Dale, IL............          575          743          (91)        1988             1984             (f)

825-845 Hawthorne
  West Chicago, IL.........        3,388        4,132         (367)        1974             1995             (f)

1700 Butterfield Road
  Mundelein, IL............        1,514        1,856         (169)        1976             1995             (f)

1810-1820 Industrial Drive
  Libertyville, IL.........        1,802        2,204         (188)        1977             1995             (f)

1733 Downs Drive
  West Chicago.............        1,998        2,487         (221)        1976             1995             (f)

1645 Downs Drive
  West Chicago.............        2,604        3,113         (280)        1976             1995             (f)


                                                                                                               GROSS
                                                                                                              AMOUNTS
                                                                                                             AT WHICH
                                                                                                              CARRIED
                                                                                                                AT
                                                 INITIAL COSTS                  COSTS CAPITALIZED            CLOSE OF
                                            ------------------------        SUBSEQUENT TO ACQUISITION         PERIOD
                                                       BUILDINGS AND  -------------------------------------  ---------
                             ENCUMBRANCES              IMPROVEMENTS              BUILDINGS AND   CARRYING
DESCRIPTION                       (E)         LAND          (A)         LAND     IMPROVEMENTS    COSTS (B)     LAND
---------------------------  -------------  ---------  -------------  ---------  -------------  -----------  ---------
10601 Seymour Avenue
  Franklin Park, IL........                     2,020        8,081          184       10,715                     2,204
11701 South Central
  Alsip, IL................                     1,241        4,964           22        1,241                     1,263
11601 South Central
  Alsip, IL................                     1,071        4,285           51          376                     1,122
850 Arthur Avenue
  Elk Grove Village, IL....           575         270        1,081            1          283                       271
1827 North Bendix Drive
  South Bend, IN...........            (h)      1,010        4,040           24          109                     1,034
4400 S. Kolmar
  Chicago, IL..............            (h)        603        2,412            9           70                       612
6600 River Road
  Hodgkins, IL.............                     2,640       10,562           47          350                     2,687
7501 N. 81st Street
  Milwaukee, WI............                     1,018        4,073           19           83                     1,037
1100 Chase Avenue
  Elk Grove Village, IL....                       248          993            7          238                       255
2553 N. Edgington
  Franklin Park, IL........                     1,870        7,481           67        1,278                     1,937
875 Fargo Avenue
  Elk Grove Village, IL....                       572        2,284           14          882                       586
1800 Bruning Drive
  Itasca, IL...............                     1,999        7,995           26          108                     2,025
1501 Pratt
  Elk Grove Village, IL....                     1,047        4,189           67          501                     1,114
400 N. Wolf Road
  Northlake, IL............                     4,504       18,017         (418)       7,478                     4,086
10740 W. Grand Avenue
  Franklin Park, IL........                       383        1,532            8          172                       391
16400 W. 103rd Street
  Lemont, IL...............                       446        1,748           21          236                       467
425 S. 37th Avenue
  St. Charles, IL..........                       644        2,575            7          236                       651
1500 W. Dundee Road
  Arlington Heights, IL....                     4,995       10,006       (1,073)       5,649                     3,922
Lot 51-Naperville Business
  Center
  Naperville, IL...........                       220                       (11)           1                       209
3145 Central Avenue
  Waukeegan, IL............                     1,270        5,080           20        1,620                     1,290
2003-2207 South 114th
  Street
  West Allis, WI...........                       942        3,770            7           76                       949
2501-2701 Busse Road
  Elk Grove Village, IL....            (h)      1,875        7,556           12          578           107       1,887
6464 West 51st Street
  Forest View, IL..........                       934        3,734            3          156                       937


                                                                                                    LIFE UPON WHICH

                                                                                                    DEPRECIATION IN

                                                                                                     LATEST INCOME

                             BUILDINGS AND    TOTAL     ACCUMULATED      DATE OF         DATE        STATEMENT IS

DESCRIPTION                  IMPROVEMENTS    (C)(D)    DEPRECIATION    CONSTRUCTION    ACQUIRED        COMPUTED

---------------------------  -------------  ---------  -------------  --------------  -----------  -----------------

10601 Seymour Avenue
  Franklin Park, IL........       18,796       21,000         (999)     1963/1965           1995             (f)

11701 South Central
  Alsip, IL................        6,205        7,468         (555)        1972             1995             (f)

11601 South Central
  Alsip, IL................        4,661        5,783         (469)        1971             1995             (f)

850 Arthur Avenue
  Elk Grove Village, IL....        1,364        1,635         (132)     1972/1973           1995             (f)

1827 North Bendix Drive
  South Bend, IN...........        4,149        5,183         (411)     1964/1990           1995             (f)

4400 S. Kolmar
  Chicago, IL..............        2,482        3,094         (245)        1964             1995             (f)

6600 River Road
  Hodgkins, IL.............       10,912       13,599         (933)      Unknown            1996             (f)

7501 N. 81st Street
  Milwaukee, WI............        4,156        5,193         (345)        1987             1996             (f)

1100 Chase Avenue
  Elk Grove Village, IL....        1,231        1,486         (104)        1969             1996             (f)

2553 N. Edgington
  Franklin Park, IL........        8,759       10,696         (649)     1967/1989           1996             (f)

875 Fargo Avenue
  Elk Grove Village, IL....        3,167        3,753         (220)        1979             1996             (f)

1800 Bruning Drive
  Itasca, IL...............        8,103       10,128         (653)     1975/1978           1996             (f)

1501 Pratt
  Elk Grove Village, IL....        4,690        5,804         (371)        1973             1996             (f)

400 N. Wolf Road
  Northlake, IL............       25,495       29,581       (1,716)     1956/1965           1996             (f)

10740 W. Grand Avenue
  Franklin Park, IL........        1,704        2,095         (126)     1964/1970           1996             (f)

16400 W. 103rd Street
  Lemont, IL...............        1,984        2,451         (131)        1983             1996             (f)

425 S. 37th Avenue
  St. Charles, IL..........        2,811        3,462         (195)        1976             1996             (f)

1500 W. Dundee Road
  Arlington Heights, IL....       15,655       19,577         (853)     1969/1971           1996             (f)

Lot 51-Naperville Business
  Center
  Naperville, IL...........            1          210                      1996             1996             (f)

3145 Central Avenue
  Waukeegan, IL............        6,700        7,990         (396)        1960             1997             (f)

2003-2207 South 114th
  Street
  West Allis, WI...........        3,846        4,795         (212)     1965/1966           1997             (f)

2501-2701 Busse Road
  Elk Grove Village, IL....        8,241       10,128         (453)        1997             1997             (f)

6464 West 51st Street
  Forest View, IL..........        3,890        4,827         (205)        1973             1997             (f)


                                                                                                               GROSS
                                                                                                              AMOUNTS
                                                                                                             AT WHICH
                                                                                                              CARRIED
                                                                                                                AT
                                                 INITIAL COSTS                  COSTS CAPITALIZED            CLOSE OF
                                            ------------------------        SUBSEQUENT TO ACQUISITION         PERIOD
                                                       BUILDINGS AND  -------------------------------------  ---------
                             ENCUMBRANCES              IMPROVEMENTS              BUILDINGS AND   CARRYING
DESCRIPTION                       (E)         LAND          (A)         LAND     IMPROVEMENTS    COSTS (B)     LAND
---------------------------  -------------  ---------  -------------  ---------  -------------  -----------  ---------
6500 West 51st Street
  Forest View, IL..........                       805        3,221            4           29                       809
7447 South Central Avenue
  Bedford Park, IL.........                       437        1,748            7           37                       444
7525 S. Sayre Avenue
  Bedford Park, IL.........                       587        2,345            4           29                       591
2901 Centre Circle
  Downers Grove, IL........                       207          828            4          557                       211
1 Allsteel Drive
  Aurora, IL...............                     2,458        9,832           28        7,929                     2,486
2525 Busse Highway
  Elk Grove Village, IL....                     5,400       12,601         (728)       2,558                     4,672
106th and Buffalo Avenue
  Chicago, IL..............                       248          992            9          558                       257
7400 South Narragansett
  Bedford Park, IL.........                       743        2,972            9          179                       752
2701 S. Busse Road
  Elk Grove Village, IL....            (h)      1,875        5,667            4        1,288           255       1,879
East Avenue and 55th Street
  McCook, IL...............                     1,190        4,761           47          431                     1,237
6757 S. Sayre
  Bedford Park, IL.........                     1,236        4,945            7           28                     1,243
1951 Landmeir Road
  Elk Grove Village, IL....                       280        1,120           11           48                       291
1355 Enterprise Drive
  Romeoville, IL...........                       580        2,320            8          112                       588
110-190 Old Higgins Road
  Des Plaines, IL..........                     1,862        7,447           12          327                     1,874
1475 S. 101st Street
  West Allis, WI...........                       331        1,323            1           40                       332
1333 Grandview Drive
  Yorkville, WI............                     1,516        6,062            5           21                     1,521
2301 Route 30
  Plainfield, IL...........                     1,217        4,868           69        1,310                     1,286
1796 Sherwin Avenue
  Des Plaines, IL..........                       944        3,778            8        1,032                       952
2885 W. Diehl Road
  Naperville, IL...........                     1,539        8,630            2          112                     1,541
2727 W. Diehl Road
  Naperville, IL...........                     3,071       14,232            5          388                     3,076
O'hare Express Center--A2
  Elk GroveVillage, IL.....                     1,097        7,060                       244           110       1,097
O'hare Express Center--B1
  Elk GroveVillage, IL.....                     1,682       10,500                       522            96       1,682
2021 Lunt Avenue
  Elk Grove, IL............                       464        1,855            7          130                       471
2121 Touhy Avenue
  Elk Grove, IL............                       918        3,672           11          163                       929


                                                                                                    LIFE UPON WHICH

                                                                                                    DEPRECIATION IN

                                                                                                     LATEST INCOME

                             BUILDINGS AND    TOTAL     ACCUMULATED      DATE OF         DATE        STATEMENT IS

DESCRIPTION                  IMPROVEMENTS    (C)(D)    DEPRECIATION    CONSTRUCTION    ACQUIRED        COMPUTED

---------------------------  -------------  ---------  -------------  --------------  -----------  -----------------

6500 West 51st Street
  Forest View, IL..........        3,250        4,059         (171)        1974             1997             (f)

7447 South Central Avenue
  Bedford Park, IL.........        1,785        2,229          (94)        1980             1997             (f)

7525 S. Sayre Avenue
  Bedford Park, IL.........        2,374        2,965         (125)        1980             1997             (f)

2901 Centre Circle
  Downers Grove, IL........        1,385        1,596          (67)        1975             1997             (f)

1 Allsteel Drive
  Aurora, IL...............       17,761       20,247         (755)     1957-1967           1997             (f)

2525 Busse Highway
  Elk Grove Village, IL....       15,159       19,831         (645)        1975             1997             (f)

106th and Buffalo Avenue
  Chicago, IL..............        1,550        1,807          (89)        1971             1997             (f)

7400 South Narragansett
  Bedford Park, IL.........        3,151        3,903         (129)        1977             1997             (f)

2701 S. Busse Road
  Elk Grove Village, IL....        7,210        9,089         (227)        1997             1997             (f)

East Avenue and 55th Street
  McCook, IL...............        5,192        6,429         (201)        1979             1997             (f)

6757 S. Sayre
  Bedford Park, IL.........        4,973        6,216         (197)        1975             1997             (f)

1951 Landmeir Road
  Elk Grove Village, IL....        1,168        1,459          (46)        1967             1997             (f)

1355 Enterprise Drive
  Romeoville, IL...........        2,432        3,020          (93)     1980/1986           1997             (f)

110-190 Old Higgins Road
  Des Plaines, IL..........        7,774        9,648         (243)        1980             1997             (f)

1475 S. 101st Street
  West Allis, WI...........        1,363        1,695          (43)     1968/1988           1997             (f)

1333 Grandview Drive
  Yorkville, WI............        6,083        7,604         (193)        1994             1997             (f)

2301 Route 30
  Plainfield, IL...........        6,178        7,464         (185)     1972/1984           1997             (f)

1796 Sherwin Avenue
  Des Plaines, IL..........        4,810        5,762         (152)        1964             1997             (f)

2885 W. Diehl Road
  Naperville, IL...........        8,742       10,283         (276)        1997             1997             (f)

2727 W. Diehl Road
  Naperville, IL...........       14,620       17,696         (460)        1997             1997             (f)

O'hare Express Center--A2
  Elk GroveVillage, IL.....        7,414        8,511         (376)        1997             1997             (f)

O'hare Express Center--B1
  Elk GroveVillage, IL.....       11,118       12,800         (547)        1997             1997             (f)

2021 Lunt Avenue
  Elk Grove, IL............        1,985        2,456          (56)        1972             1998             (f)

2121 Touhy Avenue
  Elk Grove, IL............        3,835        4,764         (109)        1962             1998             (f)


                                                                                                               GROSS
                                                                                                              AMOUNTS
                                                                                                             AT WHICH
                                                                                                              CARRIED
                                                                                                                AT
                                                 INITIAL COSTS                  COSTS CAPITALIZED            CLOSE OF
                                            ------------------------        SUBSEQUENT TO ACQUISITION         PERIOD
                                                       BUILDINGS AND  -------------------------------------  ---------
                             ENCUMBRANCES              IMPROVEMENTS              BUILDINGS AND   CARRYING
DESCRIPTION                       (E)         LAND          (A)         LAND     IMPROVEMENTS    COSTS (B)     LAND
---------------------------  -------------  ---------  -------------  ---------  -------------  -----------  ---------
Champion
  North Lake, IL...........                       467        6,124                                      87         467
860 West Evergreen
  Chicago, IL..............                     1,169        4,675           10           59                     1,179
2001 S. Mt. Prospect Road
  Des Plaines, IL..........                       980        3,920          (76)         256                       904
745 Dillon Drive
  Wood Dale, IL............                       650        2,600          (60)        (208)                      590
1030 Fabyan Parkway
  Batavia, IL..............                     1,220        4,880         (117)        (211)                    1,103
5730 N. Tripp
  Chicago, IL..............                       603        2,814            3         (176)                      606
4700 Ironwood Drive
  Franklin, WI.............                       419        3,415            7          151                       426
2601 Bond Street
  University Park, IL......                       380        1,518            6           21                       386
201 Oakton
  Des Plaines, IL..........                       838        3,351            6        1,108                       844
3601 Runge Avenue
  Franklin Park, IL........       8,985(i)        541        2,172            3           46                       544
3400 N. Powell
  Franklin Park, IL........            (i)        812        3,277            3           29                       815
11100 West Addition
  Franklin Park, IL........            (i)        250        1,013            3           35                       253
11440 West Addition
  Franklin Park, IL........            (i)        540        2,200            3           45                       543
3434 N. Powell
  Franklin Park, IL........            (i)        429        1,723            3           26                       432
7633 S. Sayre
  Bedford Park.............            (i)        167          700            3           26                       170
1999 N. Ruby
  Franklin Park, IL........            (i)        402        1,615            3           34                       405
11550 W. King Drive
  Franklin Park, IL........            (i)        320        1,303            3           27                       323
7201 S. Leamington
  Bedford Park, IL.........            (i)        340        1,697           (4)                                   336
1575 Executive Drive
  Elgin, IL................            (i)        240          964            3           27                       243
7200 S. Mason
  Bedford Park, IL.........            (i)      1,037        4,286            3           24                     1,040
6000 W. 73rd
  Bedford Park, IL.........       4,108(k)        794        3,190            3           27                       797
28160 N. Keith
  Lake Forest, IL..........            (k)        616        2,496            3           26                       619
28618 N. Ballard
  Lake Forest, IL..........       2,261(j)        469        1,943            3           30                       472
28161 N. Keith
  Lake Forest, IL..........            (j)        270        1,092            3           24                       273


                                                                                                    LIFE UPON WHICH

                                                                                                    DEPRECIATION IN

                                                                                                     LATEST INCOME

                             BUILDINGS AND    TOTAL     ACCUMULATED      DATE OF         DATE        STATEMENT IS

DESCRIPTION                  IMPROVEMENTS    (C)(D)    DEPRECIATION    CONSTRUCTION    ACQUIRED        COMPUTED

---------------------------  -------------  ---------  -------------  --------------  -----------  -----------------

Champion
  North Lake, IL...........        6,211        6,678         (163)        1998             1998             (f)

860 West Evergreen
  Chicago, IL..............        4,734        5,913         (113)     1890/1995           1998             (f)

2001 S. Mt. Prospect Road
  Des Plaines, IL..........        4,176        5,080          (92)        1980             1998             (f)

745 Dillon Drive
  Wood Dale, IL............        2,392        2,982          (50)     1985/1986           1998             (f)

1030 Fabyan Parkway
  Batavia, IL..............        4,669        5,772          (99)        1978             1998             (f)

5730 N. Tripp
  Chicago, IL..............        2,638        3,244          (77)        1975             1998             (f)

4700 Ironwood Drive
  Franklin, WI.............        3,566        3,992          (70)        1998             1998             (f)

2601 Bond Street
  University Park, IL......        1,539        1,925          (28)        1975             1998             (f)

201 Oakton
  Des Plaines, IL..........        4,459        5,303          (57)        1984             1998             (f)

3601 Runge Avenue
  Franklin Park, IL........        2,218        2,762          (35)        1962             1998             (f)

3400 N. Powell
  Franklin Park, IL........        3,306        4,121          (52)        1961             1998             (f)

11100 West Addition
  Franklin Park, IL........        1,048        1,301          (16)        1967             1998             (f)

11440 West Addition
  Franklin Park, IL........        2,245        2,788          (35)        1961             1998             (f)

3434 N. Powell
  Franklin Park, IL........        1,749        2,181          (28)        1960             1998             (f)

7633 S. Sayre
  Bedford Park.............          726          896          (11)     1968/1969           1998             (f)

1999 N. Ruby
  Franklin Park, IL........        1,649        2,054          (26)        1962             1998             (f)

11550 W. King Drive
  Franklin Park, IL........        1,330        1,653          (21)        1963             1998             (f)

7201 S. Leamington
  Bedford Park, IL.........        1,697        2,033          (27)        1958             1998             (f)

1575 Executive Drive
  Elgin, IL................          991        1,234          (16)        1980             1998             (f)

7200 S. Mason
  Bedford Park, IL.........        4,310        5,350          (68)        1974             1998             (f)

6000 W. 73rd
  Bedford Park, IL.........        3,217        4,014          (51)        1974             1998             (f)

28160 N. Keith
  Lake Forest, IL..........        2,522        3,141          (40)        1989             1998             (f)

28618 N. Ballard
  Lake Forest, IL..........        1,973        2,445          (31)        1984             1998             (f)

28161 N. Keith
  Lake Forest, IL..........        1,116        1,389          (18)        1986             1998             (f)


                                                                                                               GROSS
                                                                                                              AMOUNTS
                                                                                                             AT WHICH
                                                                                                              CARRIED
                                                                                                                AT
                                                 INITIAL COSTS                  COSTS CAPITALIZED            CLOSE OF
                                            ------------------------        SUBSEQUENT TO ACQUISITION         PERIOD
                                                       BUILDINGS AND  -------------------------------------  ---------
                             ENCUMBRANCES              IMPROVEMENTS              BUILDINGS AND   CARRYING
DESCRIPTION                       (E)         LAND          (A)         LAND     IMPROVEMENTS    COSTS (B)     LAND
---------------------------  -------------  ---------  -------------  ---------  -------------  -----------  ---------
11400 W. Melrose Street
  Franklin Park, IL........                       168           43            3           11                       171
11801 S. Central
  Alsip, IL................         4,901       1,592        6,367            2          753                     1,594
1925 Holmes Road
  Elgin, IL................                       772        3,087                        16                       772
1381 N. Northbrank
  Chicago, IL..............                       161          645           14           56                       175
5611 W. Mill Road
  Milwaukee, WI............                       177          709          (23)         (94)                      154
543 W. Algonquin
  Arlington Heights, IL....                       260        1,041                                                 260

CONSTRUCTION IN PROGRESS:
O'hare Express--B2
  Elk Grove Village, IL....                     1,618        6,287                        (1)          216       1,618
O'hare Express--C
  Elk Grove Village, IL....                     2,603        1,890                                      92       2,603
1808 Swift Road
  Oak Brook, IL............                       143          123          332        2,497                       475
5480 W. 70th
  Bedford Park, IL.........                       475                                                              475
NIC (South Building)
  Northlake, IL............                                  5,026                        (1)           81
10801 W. Irving Park Rd
  Chicago, IL..............                                  1,106                                       6
5700 West Touhy Avenue
  Niles, IL................                    18,005          139       (9,108)         911            30       8,897

RETAIL PROPERTIES:
84 Old McHenry Road
  Wheeling, IL.............                       482        2,152                        31                       482
351 N. Rohlwing Road
  Itasca, IL...............                        81          464                                                  81
4-48 Barrington Road
  Streamwood, IL...........                       573        2,297          (62)          92                       511

RESIDENTIAL PROPERTIES
440 North Lake Street
  Miller, IN...............        22,220         711        3,086          101       18,471         3,980         812
Offices of the Management
  Company
  Chicago, IL..............                                 15,918          826           (2)          513         826
                             -------------  ---------  -------------  ---------  -------------  -----------  ---------
Totals.....................       123,050   $ 136,407    $ 500,747    $  (8,362)   $ 112,213     $   6,728   $ 128,045
                             -------------  ---------  -------------  ---------  -------------  -----------  ---------
                             -------------  ---------  -------------  ---------  -------------  -----------  ---------


                                                                                                   LIFE UPON WHICH
                                                                                                   DEPRECIATION IN
                                                                                                    LATEST INCOME
                             BUILDINGS AND    TOTAL    ACCUMULATED      DATE OF         DATE        STATEMENT IS
DESCRIPTION                  IMPROVEMENTS    (C)(D)    DEPRECIATION   CONSTRUCTION    ACQUIRED        COMPUTED
---------------------------  -------------  ---------  ------------  --------------  -----------  -----------------
11400 W. Melrose Street
  Franklin Park, IL........           54          225           (4)                        1998             (f)
11801 S. Central
  Alsip, IL................        7,120        8,714          (70)       1985             1998             (f)
1925 Holmes Road
  Elgin, IL................        3,103        3,875          (33)       1989             1998             (f)
1381 N. Northbrank
  Chicago, IL..............          701          876           (6)       1900             1998             (f)
5611 W. Mill Road
  Milwaukee, WI............          615          769           (4)       1960             1998             (f)
543 W. Algonquin
  Arlington Heights, IL....        1,041        1,301           (3)       1970             1998             (f)
CONSTRUCTION IN PROGRESS:
O'hare Express--B2
  Elk Grove Village, IL....        6,502        8,120          (66)
O'hare Express--C
  Elk Grove Village, IL....        1,982        4,585         (107)
1808 Swift Road
  Oak Brook, IL............        2,620        3,095                                      Var.             (f)
5480 W. 70th
  Bedford Park, IL.........                       475
NIC (South Building)
  Northlake, IL............        5,106        5,106
10801 W. Irving Park Rd
  Chicago, IL..............        1,112        1,112
5700 West Touhy Avenue
  Niles, IL................        1,080        9,977           (8)       1948             1997             (f)
RETAIL PROPERTIES:
84 Old McHenry Road
  Wheeling, IL.............        2,183        2,665         (376)    1989-1990           1993             (f)
351 N. Rohlwing Road
  Itasca, IL...............          464          545          (75)       1989             1993             (f)
4-48 Barrington Road
  Streamwood, IL...........        2,389        2,900         (334)       1989             1994             (f)
RESIDENTIAL PROPERTIES
440 North Lake Street
  Miller, IN...............       25,537       26,349       (6,791)  1971/1990-1993        1990             (f)
Offices of the Management
  Company
  Chicago, IL..............       16,429       17,255       (3,098)
                             -------------  ---------  ------------
Totals.....................    $ 619,688    $ 747,733   $  (62,257)
                             -------------  ---------  ------------
                             -------------  ---------  ------------

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                            SCHEDULE III (CONTINUED)
                             (DOLLARS IN THOUSANDS)

    Notes to Schedule III:

(a) Initial cost for each respective property is the total acquisition costs associated with its purchase.

(b) Carrying costs consist of capitalized construction period interest, taxes and insurance.

(c) At December 31, 1998, the aggregate cost of land and buildings and equipment for Federal income tax purposes was approximately $772 million.

(d) Reconciliation of real estate and accumulated depreciation:

                         RECONCILIATION OF REAL ESTATE

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Balance at the beginning of year.............................................  $  641,646  $  429,034  $  317,460
  Additions..................................................................     137,861     225,834     135,342
  Dispositions...............................................................     (31,774)    (13,222)    (23,768)
                                                                               ----------  ----------  ----------
Balance at close of year.....................................................  $  747,733  $  641,646  $  429,034
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

          RECONCILIATION OF ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Balance at beginning of year.....................................................  $  44,352  $  30,206  $  21,576
  Depreciation and amortization..................................................     20,151     14,494     10,199
  Dispositions...................................................................     (2,246)      (348)    (1,569)
                                                                                   ---------  ---------  ---------
Balance at close of year.........................................................  $  62,257  $  44,352  $  30,206
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

(e) See description of encumbrances in Note 6 to Consolidated Financial Statements.

(f) Depreciation is computed based upon the following estimated lives:

                                                                          31.5 to 40
Buildings, improvements and carrying costs..............................  years
Land improvements.......................................................  15 years
Furniture, fixtures and equipment.......................................  4 to 15 years

(g) These 18 properties collateralize a $30,000 mortgage loan payable.

(h) These 20 properties collateralize $50,000 of mortgage bonds payable.

(i) These 11 properties collateralize a $8,985 mortgage loan payable.

(j) These 2 properties collateralize a $4,108 mortgage loan payable.

(k) These 2 properties collateralize a $2,261 mortgage loan payable.

                                                                    EXHIBIT 12-1

                          CENTERPOINT PROPERTIES TRUST

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                             (DOLLARS IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
Available earnings:
  Net income (loss)........................................  $  36,458  $  27,630  $  14,941  $   8,212  $   2,359
  Add interest expense (1).................................     15,476     10,871     10,992     12,985     12,157
                                                             ---------  ---------  ---------  ---------  ---------
Available earnings (loss) (2)..............................  $  51,934  $  38,501  $  25,933  $  21,197  $  14,516
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Fixed charges:
  Interest expense.........................................  $  15,476  $  10,871  $  10,992  $  12,985  $  12,157
  Capitalized interest.....................................      2,214        893        142         20         63
                                                             ---------  ---------  ---------  ---------  ---------
Total fixed charges........................................  $  17,690  $  11,764  $  11,134  $  13,005  $  12,220
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Ratio of earnings to fixed charges.........................       2.94       3.27       2.33       1.63       1.19
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

------------------------

NOTES:

(1) Interest expense includes amortization of deferred financing costs.

(2) Interest portion of rental expense is not calculated because annual rental expense for the Company is not significant.

                                                                    EXHIBIT 12-2

                          CENTERPOINT PROPERTIES TRUST

           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                            AND PREFERRED DIVIDENDS

                             (DOLLARS IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
Available earnings:
  Net income (loss)........................................  $  36,458  $  27,630  $  14,941  $   8,212  $   2,359
  Add interest expense (1).................................     15,476     10,871     10,992     12,985     12,157
                                                             ---------  ---------  ---------  ---------  ---------
Available earnings (loss) (2)..............................  $  51,934  $  38,501  $  25,933  $  21,197  $  14,516
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Combined fixed charges:
  Interest expense.........................................  $  15,476  $  10,871  $  10,992  $  12,985  $  12,157
  Capitalized interest.....................................      2,214        893        142         20         63
  Preferred dividends......................................      6,360        901        947      1,002
                                                             ---------  ---------  ---------  ---------  ---------
Total fixed charges........................................  $  24,050  $  12,665  $  12,081  $  14,007  $  12,220
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Ratio of earnings to combined fixed charges................       2.16       3.04       2.15       1.51       1.19
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

------------------------

NOTES:

(1) Interest expense includes amortization of deferred financing costs.

(2) Interest portion of rental expense is not calculated because annual rental expense for the Company is not significant.

                                                                      EXHIBIT 23

                          CENTERPOINT PROPERTIES TRUST
                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of CenterPoint Properties Trust on Form S-3 (File Nos. 33-95792, 33-99858, 333-18235 and 333-49359), Form S-8/S-3 (File Nos. 333-05087 and 333-34687) and
Form S-8 (File No. 333-05141 and 333-62887) of our reports dated February 9, 1999, on our audits of the consolidated financial statements and financial statement schedules of CenterPoint Properties Trust and Subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which reports are included in this Annual Report on Form 10-K.

                                             PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 12, 1999