Form 10-Q
period 1999-03-31
CENTERPOINT PROPERTIES TRUST
filed 1999-05-17
CIK 912893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the quarterly period ended March 31, 1999

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

                 1808 Swift Road, Oak Brook, Illinois 60523-1501
                    (Address of principal executive offices)

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

Number of Common Shares of Beneficial Interest outstanding as of May 12, 1999:
20,108,528. Number of Class B Common Shares of Beneficial Interest outstanding as of May 12, 1999: 76,802.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)
                                   (UNAUDITED)

                                             ASSETS
                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        1999            1998
                                                                                    ----------      ------------
Assets:
   Investment in real estate:
     Land and leasehold                                                              $ 131,996        $  128,045
     Buildings                                                                         505,173           487,996
     Building improvements                                                              99,852            94,474
     Furniture, fixtures, and equipment                                                 18,855            18,817
     Construction in progress                                                           27,432            18,401
                                                                                     ---------        ----------
                                                                                       783,308           747,733
     Less accumulated depreciation and amortization                                     67,821            62,257
                                                                                     ---------        ----------
       Net investment in real estate                                                   715,487           685,476

   Cash and cash equivalents                                                            45,577               475
   Restricted cash and cash equivalents                                                 29,324            33,056
   Tenant accounts receivable, net                                                      19,884            18,067
   Mortgage notes receivable                                                            20,348            20,353
   Investment in and advances to affiliate                                              46,927            48,564
   Prepaid expenses and other assets                                                     6,902             5,264
   Deferred expenses, net                                                               12,434            10,681
                                                                                     ---------         ---------
                                                                                     $ 896,883          $821,936
                                                                                     ---------        ----------
                                                                                     ---------        ----------

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable                                                            $ 103,256        $  103,520
   Senior unsecured debt                                                               200,000           100,000
   Tax-exempt debt                                                                      75,540            75,540
   Line of credit                                                                       52,900            77,600
   Convertible subordinated debentures payable                                           7,878             8,058
   Preferred dividends payable                                                           1,060             1,060
   Accounts payable                                                                      6,705             7,986
   Accrued expenses                                                                     32,694            30,810
   Rents received in advance and security deposits                                       6,241             5,323
                                                                                     ---------         ---------
                                                                                       486,274           409,897
                                                                                     ---------         ---------
Commitments and contingencies

Shareholders' equity:
   Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding having a liquidation
     preference of $25 per share ($75,000)                                                   3                 3
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
     authorized; 20,095,058 and 18,753,474 issued and outstanding, respectively             20                19
   Class B common shares of beneficial interest, $.001 par value, 2,727,727
     shares authorized; 76,802 and 1,398,088 issued and outstanding, respectively                              1
   Additional paid-in-capital                                                          449,612           449,229
   Retained earnings (deficit)                                                         (38,742)          (36,917)
   Unearned compensation - restricted stock                                               (284)             (296)
                                                                                     ---------         ---------
     Total shareholders' equity                                                        410,609           412,039
                                                                                     ---------         ---------
                                                                                     $ 896,883         $ 821,936
                                                                                     ---------        ----------
                                                                                     ---------        ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                          (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                     ---------
                                                                 1999             1998
                                                              ---------        ---------
Revenue:
   Operating and investment revenue:
     Minimum rents                                            $  20,813        $  17,747
     Straight-line rents                                            844            1,364
     Expense reimbursements                                       6,568            5,458
     Mortgage interest income                                       554              656
                                                              ---------        ---------

       Total operating and investment revenue                    28,779           25,225
                                                              ---------        ---------

   Other Revenue:
     Real estate fee income                                       2,701            1,967
     Equity in net income of affiliate                             (246)             125
                                                              ---------        ---------

       Total other revenue                                        2,455            2,092
                                                              ---------        ---------

       Total revenue                                             31,234           27,317
                                                              ---------        ---------

Expenses:
   Real estate taxes                                              6,565            5,948
   Property operating and leasing                                 3,581            3,542
   General and administrative                                       905              990
   Depreciation and amortization                                  5,997            4,696
   Interest expense:
     Interest incurred, net                                       4,359            2,928
     Amortization of deferred financing costs                       458              486
                                                              ---------        ---------

       Total expenses                                            21,865           18,590
                                                              ---------        ---------

       Operating income                                           9,369            8,727

Other expenses, net                                                 (20)             (16)
                                                              ---------        ---------

Net income                                                        9,349            8,711

Preferred dividends                                              (1,590)          (1,590)
                                                              ---------        ---------

Net income available to common shareholders                    $  7,759         $  7,121
                                                              ---------        ---------
                                                              ---------        ---------

Per share net income available to common shareholders:
     Basic                                                        $0.38            $0.37
     Diluted                                                      $0.38            $0.37

Distributions per common share                                   $0.475           $0.438


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                       ---------
                                                                  1999            1998
                                                                --------       --------
Cash flows from operating activities:
   Net income                                                   $  9,349       $   8,711
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Bad debts                                                                     100
       Depreciation                                                5,645           4,427
       Amortization of deferred financing costs                      458             486
       Other amortization                                            352             269
       Straight-line rents                                          (844)         (1,364)
       Incentive stock awards                                         12              48
       Interest on converted debentures                               (1)              2
       Equity in net income of affiliate                             246            (125)
       Net changes in:
         Tenant accounts receivable                               (1,000)         (1,738)
         Prepaid expenses and other assets                           597            (353)
         Rents received in advance and security deposits             941           1,294
         Accounts payable and accrued expenses                       362           1,411
                                                                --------       ---------
   Net cash provided by operating activities                      16,117          13,167
                                                                --------       ---------

Cash flows from investing activities:
   Change in restricted cash and cash equivalents                  3,732         (21,256)
   Acquisition of real estate                                    (16,868)         (6,706)
   Additions to construction in progress                          (7,035)         (7,219)
   Improvements and additions to properties                      (14,367)         (9,747)
   Disposition of real estate                                      2,867          24,118
   Change in deposits on acquisitions                             (2,221)         (1,176)
   Issuance of mortgage notes receivable                                         (18,837)
   Repayment of mortgage notes receivable                              5          20,111
   Investment in and advances to affiliate                         1,390            (245)
   Receivables from affiliates and employees                         (19)             77
   Additions to deferred expenses                                 (2,563)         (1,075)
                                                                --------       ---------
Net cash used in investing activities                            (35,079)        (21,956)
                                                                --------       ---------

Cash flows from financing activities:
   Proceeds from sale of common shares                               207          11,875
   Offering costs paid                                                (3)            (12)
   Proceeds from issuance of unsecured notes payable             100,000
   Proceeds from line of credit                                   85,600          35,900
   Repayment of mortgage notes payable                              (265)
   Repayment of line of credit                                  (110,300)        (30,100)
   Repayment of notes payable                                                        (33)
   Distributions                                                 (11,175)         (9,856)
                                                                --------       ---------
   Net cash provided by financing activities                      64,064           7,774
                                                                --------       ---------
Net change in cash and cash equivalents                           45,102          (1,015)
Cash and cash equivalents, beginning of the year                     475           1,652
                                                                --------       ---------

Cash and cash equivalents, end of period                        $ 45,577       $     637
                                                                --------       ---------
                                                                --------       ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and Subsidiaries (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 1998, Financial Statements and Notes thereto included in the Company's Form 10-K. References herein to the "Company" shall mean CenterPoint Properties Trust and Subsidiaries. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the December 31, 1998, Audited Financial Statements and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 1998 has been derived from the Company's audited Financial Statements.

The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.     CASH AND CASH EQUIVALENTS

As of March 31, 1999, the Company had approximately $33.9 million in cash and cash equivalents on hand to advance to an affiliate for the purchase of a property, which was expected to close before the end of the quarter. The proceeds were borrowed on the Company's unsecured line of credit co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc ("the Company's unsecured line of credit"). The funds were advanced and the property was purchased on April 2, 1999 and is further explained in note 9.

2.     PREFERRED SHARES, COMMON SHARES OF BENEFICIAL INTEREST AND RELATED
       TRANSACTIONS

In January and February, 1999, 536,981 and 784,305 of the Company's Class B common shares, respectively, were converted by the holder of the Class B common shares into 536,981 and 784,305 common shares.

3.     RECENT PRONOUNCEMENTS

In May, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 1999, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company currently has no derivatives outstanding.

4.     ACQUISITION AND DISPOSITION OF REAL ESTATE

In February, 1999, the Company disposed of a property, located in Chicago, Illinois, for approximately $3.7 million. The disposition of the property qualified for treatment as a tax-free exchange under the Internal Revenue Code. Also in February, 1999, the Company purchased a property for approximately $4.3 million with borrowings from the Company's unsecured line of credit.

In March, 1999, the Company purchased three properties. The first property, located in Yorkville, Wisconsin, was purchased for approximately $3.8 million with proceeds from proceeds from the tax-free exchange account. The second property, located in Willowbrook, Illinois, was purchased for approximately $4.2 million with proceeds from the tax-free exchange account. The third property, located in Munster, Indiana, was purchased for approximately $9.6 million with borrowings from the Company's unsecured line of credit.

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

As of March 31, 1999, the Company had advanced to CRS approximately $37.0 million under a series of demand loans with interest rates ranging from 8.0% to 11.1%. CRS used the proceeds of the loans towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

The Company typically purchases development projects upon completion of construction on a turnkey basis or develops the property under guaranteed maximum price contracts, substantially eliminating any construction risk.

6.     SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for the three months ended March 31, 1999 and 1998:

                                                              1999             1998
                                                         -----------     ------------
         Interest paid                                   $     2,024     $      3,761
         Interest capitalized                                    297              594
         Construction costs paid by the Company
               through mortgage notes receivable                                1,136

In conjunction with the acquisition of real estate, for the three months ended March 31, 1999 and 1998 the Company acquired the following asset and assumed the following liability amounts:

                                                            1999               1998
                                                         ----------        ----------
         Purchase of real estate                         $   17,694        $   6,909
         Liabilities, net of other assets                      (826)            (203)
                                                         ----------       ----------
         Acquisition of real estate                      $   16,868        $   6,706
                                                         ----------       ----------
                                                         ----------       ----------

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the three months ended March 31, 1999 and 1998:

                                                            1999              1998
                                                         ----------        ----------
         Disposal of real estate                         $    3,173        $  24,589
         Liabilities, net of other assets                      (306)            (471)
                                                         ----------        ---------
         Disposition of real estate                      $    2,867        $  24,118
                                                         ----------        ---------
                                                         ----------        ---------

Conversion of convertible subordinated debentures payable for the three months ended March 31, 1999 and 1998:

                                                            1999              1998
                                                         ----------        ---------
         Convertible subordinated debentures converted   $      180        $     577
         Common shares issued at $18.25 per share
              9,861 and 31,614, respectively                    180              577
                                                         ----------        ---------
         Cash disbursed for fractional shares            $        -        $       -
                                                         ----------        ---------
                                                         ----------        ---------

7.     SENIOR UNSECURED DEBT

On March 15, 1999 the Company issued $100 million, 7.142 percent senior unsecured notes due March 15, 2004. The net proceeds of $99.3 million were used to repay substantially all amounts then outstanding under the Company's line of credit co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc.

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

At March 31, 1999, six of the properties owned by the Company are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006 for amounts that are greater than the net book value of the assets. Management is not currently aware of planned exercises of options and believes that any potential exercises would not materially affect the results or prospects of the Company.

9.     SUBSEQUENT EVENTS

On April 2, 1999, the Company advanced approximately $33.9 million to CRS for the purchase of a property in Cincinnati, Ohio. The proceeds for the advance were drawn from the Company's line of credit co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc.

10.    EARNINGS PER COMMON SHARE

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS for the three months ended March 31, 1999 and 1998.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                    ---------
                                                             1999              1998
                                                          ----------       -----------
                                                     (in thousands, except for share data)
Numerators:
Net income                                                $    9,349       $    8,711
   Dividends on preferred shares                              (1,590)          (1,590)
                                                          ----------       ----------
Net income available to common shareholders - for
basic and diluted EPS                                     $    7,759       $    7,121
                                                          ----------       ----------
                                                          ----------       ----------

Denominators:

Weighted average common shares outstanding - for
basic EPS                                                 20,161,803       19,215,431
   Effect of dilutive securities - options                   206,141          243,288
                                                          ----------       ----------
Weighted average common shares outstanding - for
diluted EPS                                               20,367,944       19,458,654
                                                          ----------       ----------
                                                          ----------       ----------

The assumed conversion of the convertible subordinated debentures into common shares for purposes of computing diluted EPS by adding interest expense for the debentures to the numerators, and adding assumed share conversions to the denominators for the three months ended March 31, 1999 and 1998 would be anti-dilutive.

11.    PRO FORMA FINANCIAL INFORMATION

Due to the effect of securities offerings in March, 1998, and April 1998, and the 1998 and 1999 acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the three months ended March 31, 1999 and 1998 is presented as if the 1998 and 1999 acquisitions and dispositions, the 1998 securities offerings, and the corresponding repayment of certain debt had all occurred on January 1, 1998 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at January 1, 1998, or to project results for any future period.

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                1999                       1998
                                                              ---------                 ---------
                                                           (in thousands, except for per share data)
Total revenues                                                $  31,734                 $  29,401
Total expenses                                                   22,283                    20,235
                                                              ---------                 ---------
Net income                                                        9,451                     9,166
Preferred dividends                                              (1,590)                   (1,590)
                                                              ---------                 ---------
Net income available to common
         shareholders                                         $   7,861                 $   7,576
                                                              ---------                 ---------
                                                              ---------                 ---------

Per share income available to common shareholders:
         Basic                                                $    0.39                 $    0.38
         Diluted                                              $    0.39                 $    0.38

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K filed for the fiscal year ended December 31, 1998 and the unaudited Financial Statements presented with this Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998.

REVENUES

Total revenues increased by $3.9 million or 14.3% over the same period last year.

In the first quarter of 1999, 92.1% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

Operating and investment revenues increased by $3.6 million in the first quarter of 1999. A portion of the increase from the prior year is due to income from four properties acquired in the first three months of 1999, totaling 0.7 million square feet, net of one disposition as of March 31, 1999. The remainder of the increase was attributable to a full period of income from the 1998 acquisition of thirty properties and one completed build-to-suit property, totaling 3.2 million square feet, net of five property dispositions.

Other revenues increased $0.4 million due to increased real estate fee income earned by the Company in connection with build-to-suit, development and leasing activities which was partially offset by decreased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $0.7 million from period to period. The majority of the increase, $0.6 million, resulted from a full period of real estate taxes on 1998 acquisitions and a partial period of real estate taxes on 1999 acquisitions, net of dispositions. Property operating and leasing costs increased slightly. However, property operating and leasing costs as a percentage of total revenues decreased from 13.0% to 11.5% when comparing the first quarter of 1998 to the first quarter of 1999 due mainly to "economies of scale" realized by the Company.

General and administrative expenses decreased slightly when comparing periods despite the growth of the Company. As a percentage of total revenues, general and administrative expenses decreased from 3.6% to 2.9% when comparing the first quarter of 1998 to the first quarter of 1999 due to efficiencies realized by the Company.

Depreciation and amortization increased by $1.3 million due to a full period of depreciation on 1998 acquisitions and partial period depreciation on 1999 acquisitions.

Interest incurred increased by approximately $1.4 million over the same period last year due to higher average balances outstanding in the first quarter of 1999 compared to 1998.

Other income (expenses) remained consistent when comparing periods.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $0.6 million or 7.3% due to the growth of the Company through the net acquisition of warehouse/industrial real estate.

Funds from operations (FFO) increased 14.9% from $12.1 million to $13.9 from the first quarter of 1998 to the first quarter of 1999. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs. The Company considers FFO and FFO growth to be one relevant measure of financial performance of equity REITs that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company.

When comparing the first quarter results of operations of properties owned at January 1, 1998 with the results of operations of the same properties for the first quarter 1999 (the "same property" portfolio), the Company recognized an increase of approximately 8.4% in net operating income. This same property increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the first quarter of 1999 was 88.3% compared with 87.9% for the same period last year. The first quarter margin was in line with the Company's expectations.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. However, cash flow from operations during the first three months of 1999 of $16.1 million net of $11.2 million of 1999 distributions provided $4.9 million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

As of March 31, 1999, the Company had approximately $33.9 million in cash and cash equivalents on hand to advance to an affiliate for the purchase of a property, which was expected to close before the end of the quarter. The proceeds were borrowed on the Company's unsecured line of credit. On April 2, 1999, the Company advanced the funds to CRS for the purchase of a property in Cincinnati, Ohio.

For the first three months of 1999, the Company's investment activities include acquisitions of $16.9 million, advances for construction in progress of $7.0 million, and improvements and additions to properties of $14.4 million. These activities were funded with dispositions of real estate of $2.9 million, advances on the company's line of credit and a portion of the Company's retained capital.

EQUITY AND SHARE ACTIVITY

During the first three months of 1999, the Company paid distributions on common shares of $9.2 million or $0.475 per share and on class B common shares of $0.4 million or $0.487 per share. Also, in January, 1999, the Company paid dividends on preferred shares of $1.59 million or $0.53 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured line of credit.

DEBT CAPACITY

The Company has a $250 million unsecured credit facility co-led by The First National Bank of Chicago and Lehman Brothers Holdings Inc. As of May 12, 1999, the Company had outstanding borrowings of approximately $103.9 million under the Company's unsecured line of credit (approximately 8.0% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $146.1 million under its unsecured line of credit.

At March 31, 1999, the Company's debt constituted approximately 37.7% of its fully diluted total market capitalization. Also, the Company's debt service coverage ratio remained high at 4.8 to 1, and the Company's fixed charge coverage ratio was 3.5 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $644 million, and its fully diluted total market capitalization exceeded $1.1 billion. The Company's leverage ratios benefited during the first three months of 1999 from the conversion of approximately $0.2 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 9,861 common shares.

Duff & Phelps Credit Rating Co. and Moody's Investors Service's have assigned an investment grade rating to the Company's convertible subordinated notes and senior unsecured debt and preferred stock issuable under the Company's shelf registration statement.

The Company has considered it's short-term (one year or less) capital needs, in conjunction with its estimated future cash flow from operations and other expected sources. The Company believes that its ability to fund operating expenses, building improvements, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code, will be met by recurring operating and investment revenue and other real estate income.

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

RECENT PRONOUNCEMENTS

In May, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 1999, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company currently has no derivatives outstanding.

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

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CENTERPOINT PROPERTIES TRUST

                                   a Maryland Company

                                   By:  /s/ Paul S. Fisher
                                       ----------------------------------
                                        Paul S. Fisher
                                        Executive Vice President and
                                        Chief Financial Officer
                                       (Principal Accounting Officer)
May 12, 1999