Form 10-Q
period 1999-06-30
CENTERPOINT PROPERTIES TRUST
filed 1999-08-16
CIK 912893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

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

Number of Common Shares of Beneficial Interest outstanding as of August 16, 1999: 20,162,263
Number of Class B Common Shares of Beneficial Interest outstanding as of August 16, 1999: 76,802.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                              ASSETS
                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        1999             1998
                                                                                    --------------  -------------
Assets:
   Investment in real estate:
     Land and leasehold                                                              $ 152,880        $  128,045
     Buildings                                                                         585,638           487,996
     Building improvements                                                             107,353            94,474
     Furniture, fixtures, and equipment                                                 19,713            18,817
     Construction in progress                                                           22,282            18,401
                                                                                   -----------      ------------
                                                                                       887,866           747,733
     Less accumulated depreciation and amortization                                     74,533            62,257
                                                                                   -----------      ------------
       Net investment in real estate                                                   813,333           685,476

   Cash and cash equivalents                                                             2,659               475
   Restricted cash and cash equivalents                                                 28,200            33,056
   Tenant accounts receivable, net                                                      21,733            18,067
   Mortgage notes receivable                                                               890            20,353
   Investment in and advances to affiliate                                              90,364            48,564
   Prepaid expenses and other assets                                                     6,893             5,264
   Deferred expenses, net                                                               14,193            10,681
                                                                                   -----------      ------------
                                                                                     $ 978,265          $821,936
                                                                                   -----------      ------------
                                                                                   -----------      ------------

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable                                                            $  92,899        $  103,520
   Senior unsecured debt                                                               200,000           100,000
   Tax-exempt debt                                                                      55,000            75,540
   Line of credit                                                                      111,600            77,600
   Convertible subordinated debentures payable                                           7,551             8,058
   Preferred dividends payable                                                           1,132             1,060
   Accounts payable                                                                     10,507             7,986
   Accrued expenses                                                                     38,898            30,810
   Rents received in advance and security deposits                                       5,572             5,323
                                                                                   -----------      ------------
                                                                                       523,159           409,897
                                                                                   -----------      ------------
Commitments and contingencies

Shareholders' equity:
   Series A preferred shares of beneficial interest, $.001 par value,
     10,000,000 shares authorized; 3,000,000 issued and outstanding
     having a liquidation preference of $25 per share ($75,000)                              3                 3
   Series B convertible preferred shares of beneficial interest, $.001 par value;
     1,000,000 issued and outstanding having a liquidation preference of
     $50 per share ($50,000)                                                                 1
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
     authorized; 20,129,224 and 18,753,474 issued and outstanding, respectively             20                19
   Class B common shares of beneficial interest, $.001 par value, 2,727,727
     shares authorized; 76,802 and 1,398,088 issued and outstanding, respectively                              1
   Additional paid-in-capital                                                          498,371           449,229
   Retained earnings (deficit)                                                         (43,017)          (36,917)
   Unearned compensation - restricted stock                                               (272)             (296)
                                                                                   -----------      ------------
     Total shareholders' equity                                                        455,106           412,039
                                                                                   -----------      ------------
                                                                                     $ 978,265        $  821,936
                                                                                   -----------      ------------
                                                                                   -----------      ------------

      The accompanying notes are an integral part of these consolidated financial statements.

                          CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                           (UNAUDITED)

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  ----------------------------        ---------------------------
                                                      1999            1998                1999           1998
                                                  ------------    ------------        -----------    ------------
Revenue:
   Operating and investment revenue:
     Minimum rents                                     $  21,598        $  18,050         $  42,411      $  35,797
     Straight-line rents                                   1,420            1,157             2,264          2,521
     Expense reimbursements                                6,229            6,115            12,797         11,573
     Mortgage interest income                                364              679               919          1,336
                                                     -----------      -----------        ----------    -----------

       Total operating and investment revenue             29,611           26,002            58,391         51,227
                                                     -----------      -----------        ----------    -----------

   Other Revenue:
     Real estate fee income                                1,542            1,707             4,243          3,674
     Equity in net income of affiliate                       465              275               219            401
                                                     -----------      -----------        ----------    -----------

       Total other revenue                                 2,007            1,982             4,462          4,075
                                                     -----------      -----------        ----------    -----------

       Total revenue                                      31,618           27,984            62,853         55,302
                                                     -----------      -----------        ----------    -----------

Expenses:
   Real estate taxes                                       7,127            6,001            13,692         11,949
   Property operating and leasing                          3,282            3,210             6,863          6,752
   General and administrative                                940            1,001             1,846          1,992
   Depreciation and amortization                           7,223            5,186            13,220          9,882
   Interest expense:
     Interest incurred, net                                5,018            3,056             9,378          5,984
     Amortization of deferred financing costs                505              439               961            925
                                                     -----------       ----------        ----------    -----------

       Total expenses                                     24,095           18,894            45,960         37,484
                                                     -----------      -----------        ----------    -----------

       Operating income                                    7,523            9,090            16,893         17,818

Other income (expense), net                                   (7)             (21)              (27)           (37)
                                                     -----------      -----------        ----------    -----------

Income before extraordinary item                           7,516            9,069            16,866         17,781

Extraordinary item                                          (582)                              (582)
                                                     -----------      -----------        ----------    -----------

Net income                                                 6,934            9,069            16,284         17,781

Preferred dividends                                       (1,662)          (1,590)           (3,252)        (3,180)
                                                     -----------      -----------        ----------    -----------

Net income available to common shareholders            $   5,272        $   7,479         $  13,032      $  14,601
                                                     -----------      -----------        ----------    -----------
                                                     -----------      -----------        ----------    -----------

Per share income before extraordinary item:
     Basic                                             $    0.29        $    0.37         $    0.67      $    0.74
     Diluted                                           $    0.29        $    0.37         $    0.67      $    0.74

Per share net income available to common
     shareholders:
     Basic                                             $    0.26        $    0.37         $    0.65      $    0.74
     Diluted                                           $    0.26        $    0.37         $    0.64      $    0.74

Distributions per common share                         $   0.475        $   0.438         $   0.950      $   0.875

      The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ----------------------------
                                                                                         1999             1998
                                                                                     ------------    ------------
Cash flows from operating activities:
   Net income                                                                        $   16,284       $  17,781
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Extraordinary item                                                                   582
       Bad debts                                                                            342             100
       Depreciation                                                                      12,339           9,277
       Amortization of deferred financing costs                                             961             925
       Other amortization                                                                   881             605
       Straight-line rents                                                               (2,264)         (2,522)
       Incentive stock awards                                                                24             104
       Interest on converted debentures                                                      49              36
       Equity in net income of affiliate                                                   (219)           (401)
       Net changes in:
         Tenant accounts receivable                                                      (1,768)         (2,872)
         Prepaid expenses and other assets                                                  529          (1,195)
         Rents received in advance and security deposits                                    (11)            (75)
         Accounts payable and accrued expenses                                            4,335           4,655
                                                                                    -----------      ----------
   Net cash provided by operating activities                                             32,064          26,418
                                                                                    -----------      ----------

Cash flows from investing activities:
   Change in restricted cash and cash equivalents                                         4,856           2,681
   Acquisition of real estate                                                          (106,759)        (31,738)
   Additions to construction in progress                                                (16,172)        (15,050)
   Improvements and additions to properties                                             (13,566)        (11,983)
   Disposition of real estate                                                             2,867          24,118
   Change in deposits on acquisitions                                                    (2,221)         (3,416)
   Issuance of mortgage notes receivable                                                                (20,453)
   Repayment of mortgage notes receivable                                                19,463          20,111
   Investment in and advances to affiliate                                              (41,581)         (6,342)
   Receivables from affiliates and employees                                                 58              27
   Additions to deferred expenses                                                        (5,939)         (3,009)
                                                                                    -----------      ----------
Net cash used in investing activities                                                  (158,994)        (45,054)
                                                                                    -----------      ----------

Cash flows from financing activities:
   Proceeds from sale of preferred shares                                                50,000          24,785
   Proceeds from sale of common shares                                                      613
   Offering costs paid                                                                   (2,023)           (289)
   Proceeds from issuance of unsecured notes payable                                    100,000         100,000
   Proceeds from issuance of mortgage notes payable                                      21,605
   Proceeds from line of credit                                                         214,300          48,400
   Repayment of mortgage notes payable                                                  (32,226)
   Repayment of revenue bonds                                                           (20,540)
   Repayment of line of credit                                                         (180,300)       (133,600)
   Repayment of notes payable                                                                               (33)
   Distributions                                                                        (22,315)        (20,240)
                                                                                    -----------      ----------
   Net cash provided by financing activities                                            129,114          19,023
                                                                                    -----------      ----------
Net change in cash and cash equivalents                                                   2,184             387
Cash and cash equivalents, beginning of the year                                            475           1,652
                                                                                    -----------      ----------


Cash and cash equivalents, end of period                                             $    2,659       $   2,039
                                                                                    -----------      ----------
                                                                                    -----------      ----------

              The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and Subsidiaries (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 1998, Financial Statements and Notes thereto included in the Company's Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the December 31, 1998, Audited Financial Statements and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 1998 has been derived from the Company's Audited Financial Statements.

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

In June, 1999, the Company completed a public offering of 1,000,000 shares of 7.50% Series B Convertible Cumulative Redeemable Preferred Shares at $50.00 per share. The shares have no maturity date but may be redeemed by the Company for $50.00 per share by June 30, 2004. The shares are convertible into common shares at a conversion price of $43.50 per common share, equivalent to a conversion rate of 1.1494 to 1. The net proceeds of the offering, approximately $48.0 million, were used to refund outstanding balances under the Company's unsecured line of credit.

2.       RECENT PRONOUNCEMENTS

In May, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company currently has no derivatives outstanding.

3.       ACQUISITION AND DISPOSITION OF REAL ESTATE

In February, 1999, the Company disposed of a property, located in Chicago, Illinois, for approximately $3.7 million. The disposition of the property qualified for treatment as a tax-free exchange under the Internal Revenue Code. Also in February, 1999, the Company purchased a property for approximately $4.3 million with borrowings from the Company's unsecured line of credit.

In March, 1999, the Company purchased three properties. The first property, located in Yorkville, Wisconsin, was purchased for approximately $3.8 million with proceeds from the tax-free exchange account. The second property, located in Willowbrook, Illinois, was purchased for approximately $4.2 million with proceeds from the tax-free exchange account. The third property, located in Munster, Indiana, was purchased for approximately $9.6 million with borrowings from the Company's unsecured line of credit.

In May, 1999, the Company purchased 42 properties. The first property, a 368,215 square foot facility, located in Carol Stream, Illinois was purchased for approximately $8.3 million. The next 10 properties, totaling 121,408 square feet, were purchased as a portfolio for approximately $10.0 million. The portfolio consists of 10 industrial land parcels, used as bus terminals. All of the properties are located in Illinois, throughout the Chicago Region. The next 31 properties, totaling 1,245,494 square feet, were purchased as a portfolio for approximately $44.0 million with borrowings from the Company's unsecured line of credit. The portfolio properties are located in Illinois, throughout the Chicago region.

In June, 1999, the Company purchased three properties. The first property, located in Elk Grove Village, Illinois, was purchased for approximately $2.3 million. The second property, located in Milwaukee, Wisconsin was purchased for approximately $2.7 million. The third property, located in Elk Grove, Illinois, was purchased for approximately $3.4 million.

All of the above mentioned purchases of properties were funded with proceeds from the company's unsecured line of credit.

4.       MORTGAGE NOTES RECEIVABLE

In May, 1999, the Company received proceeds from the repayment of mortgage notes receivable totaling $19.5 million. These proceeds were used to repay borrowings from the Company's unsecured line of credit.

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

As of June 30, 1999, the Company had advanced to CRS approximately $84.1 million under a series of demand loans with interest rates ranging from 8.0% to 11.1%. CRS used the proceeds of the loans towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

The Company either purchases development projects from CRS or CRS sells development projects to independent third parties. Projects undertaken by CRS are developed under guaranteed maximum price contracts, substantially eliminating any construction risk.

6.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for the six months ended June 30, 1999 and 1998:

                                                                            1999             1998
                                                                        ------------     ------------
         Interest paid                                                 $       4,007     $      4,686
         Interest capitalized                                                    656            1,116
         Construction costs paid by the Company
               through mortgage notes receivable                                                1,837

In conjunction with the acquisition of real estate, for the six months ended June 30, 1999 and 1998 the Company acquired the following asset and assumed the following liability amounts:

                                                                            1999              1998
                                                                        ------------      -----------
         Purchase of real estate                                         $   109,999       $   32,569
         Liabilities, net of other assets                                     (3,240)            (831)
                                                                         -----------       ----------
         Acquisition of real estate                                      $   106,759       $   31,738
                                                                         -----------       ----------
                                                                         -----------       ----------

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the six months ended June 30, 1999 and 1998:

                                                                            1999              1998
                                                                         -----------       -----------
         Disposal of real estate                                          $    3,146        $  24,589
         Liabilities, net of other assets                                       (279)            (471)
                                                                          ----------        ---------
         Disposition of real estate                                       $    2,867        $  24,118
                                                                          ----------        ---------
                                                                          ----------        ---------

Conversion of convertible subordinated debentures payable for the six months ended June 30, 1999 and 1998:

                                                                             1999            1998
                                                                        -------------    ------------
         Convertible subordinated debentures converted                  $         507     $     2,127
         Common shares issued at $18.25 per share


              27,778 and 116,544, respectively                                    507           2,127
                                                                        -------------     -----------
         Cash disbursed for fractional shares                           $           -     $         -
                                                                        -------------     -----------
                                                                        -------------     -----------

7.       SENIOR UNSECURED DEBT

On March 15, 1999 the Company issued $100 million, 7.142% senior unsecured notes due March 15, 2004. The net proceeds of $99.3 million were used to repay substantially all amounts then outstanding under the Company's unsecured line of credit.

8.       TAX-EXEMPT DEBT

The Company refinanced the $20.5 million tax-exempt debt secured by Lake Shore Dunes Apartments, with a 35 year assumable, HUD non-recourse tax-exempt and taxable debt for approximately the same amount with a fixed interest rate of 6.195%. This refinancing resulted in the write-off of $0.6 million in unamortized financing fees which are reflected as an extraordinary item in the consolidated statements of operations.

9.       COMMITMENTS AND CONTINGENCIES

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

At June 30, 1999, six of the properties owned by the Company are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006 for amounts that are greater than the net book value of the assets. Management is not currently aware of planned exercises of options and believes that any potential exercises would not materially affect the results or prospects of the Company.

10.      SUBSEQUENT EVENTS

On August 12, 1999, the Company announced the redemption of all of its outstanding 8.22% Convertible Subordinate Debentures due 2004 ($6,948,000 principle amount of Debentures is currently outstanding). The redemption will occur on September 24, 1999 and will be at par with interest accrued to the redemption date.

11.      EARNINGS PER COMMON SHARE

The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998.

                                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------    ----------------------------
                                                             1999           1998            1999          1998
                                                        ------------    ------------    ------------    ------------
                                                                    (in thousands, except for share data)
Numerators:

Income before extraordinary item                        $      7,516    $      9,069    $     16,866    $     17,781
   Dividends on preferred shares                              (1,662)         (1,590)         (3,252)         (3,180)
                                                        ------------    ------------    ------------    ------------
Income before extraordinary item - for basic EPS               5,854           7,479          13,614          14,601
   Dividends on convertible preferred shares                      72                              72
                                                        ------------    ------------    ------------    ------------
Income before extraordinary item - for diluted EPS      $      5,926    $      7,479    $     13,686    $     14,601
                                                        ------------    ------------    ------------    ------------
                                                        ------------    ------------    ------------    ------------
Net income                                              $      6,934    $      9,069    $     16,284    $     17,781
   Dividends on preferred shares                              (1,662)         (1,590)         (3,252)         (3,180)
                                                        ------------    ------------    ------------    ------------
Net income available to common shareholders - for
     basic EPS                                                 5,272           7,479          13,032          14,601
   Dividends on convertible preferred shares                      72                              72
                                                        ------------    ------------    ------------    ------------
Net income available to common shareholders - for
     diluted EPS                                        $      5,344    $      7,479    $     13,104    $     14,601
                                                        ------------    ------------    ------------    ------------
                                                        ------------    ------------    ------------    ------------

Denominators:

Weighted average common shares outstanding - for
   basic EPS                                              20,185,921      19,985,422      20,173,928      19,602,554
   Effect of convertible preferred shares                    101,048                          50,803
   Effect of share options                                   297,824         236,912         238,445         240,688
                                                        ------------    ------------    ------------    ------------
Weighted average common shares outstanding - for
   diluted EPS                                            20,584,793      20,222,334      20,463,176      19,843,242
                                                        ------------    ------------    ------------    ------------
                                                        ------------    ------------    ------------    ------------

The assumed conversion of the convertible subordinated debentures into common shares for purposes of computing diluted earnings per share by adding interest expense for the debentures to the numerators, and adding assumed share conversions to the denominators for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 would be anti-dilutive.

12.      PRO FORMA FINANCIAL INFORMATION

Due to the effect of securities offerings in June, 1999, March, 1998, and April 1998, and the 1998 and 1999 acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the six months ended June 30, 1999 and 1998 is presented as if the 1998 and 1999 acquisitions and dispositions, the 1998 and 1999 securities offerings, and the corresponding repayment of certain debt had all occurred on January 1, 1998 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at January 1, 1998, or to project results for any future period.

                                                                    SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------------
                                                                1999                       1998
                                                             ----------               ------------
                                                     (in thousands, except for share and per share data)
Total revenues                                              $    66,821               $    64,571
Total expenses                                                   47,912                    43,762
                                                            -----------               -----------
Income before extraordinary item                                 18,909                    20,809
Preferred dividends                                              (5,055)                   (5,055)
                                                            -----------               -----------
Income before extraordinary item
         available to common shareholders                   $    13,854               $    15,754
                                                            -----------               -----------
                                                            -----------               -----------

Per share income before extraordinary
         available to common shareholders:
         Basic                                              $      0.69               $      0.79
         Diluted                                            $      0.73               $      0.83

Weighted average common shares
         outstanding - basic                                 20,173,078                19,972,724
Weighted average common shares
         outstanding - diluted                               21,560,952                21,363,837

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION.

The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K filed for the fiscal year ended December 31, 1998 and the unaudited financial statements presented with this Form 10-Q.

Following announcement of its results for the quarter ended June 30, 1999, the Company was advised by its auditors that documentation for an April 14, 1999 property sale did not permit second quarter earnings recognition in light of recent interpretations of the relevant accounting standards. The parties have re-executed conforming documentation pursuant to their original intent, which now permits recognition of the income in the third quarter. The second quarter financial statements included in this report reflect this adjustment. To assure consistent reporting, the Company has agreed that prior, similar transactions be reviewed by its auditors. Based on discussions with its auditors, management expects resulting prior period changes - if any - could cause solely a shift in income between periods and possibly an increase in reported earnings in 1999 and earlier periods. In any event, there will be no cash effect, tax effect or decrease in cumulative retained earnings.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30, 1998.

REVENUES

Total revenues increased by $3.6 million or 13.0% over the same period last year.

In the second quarter of 1999, 93.7% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

Operating and investment revenues increased by $3.6 million in the second quarter of 1999. A portion of the increase from the prior year is due to income from fifty-one properties acquired and one completed build-to-suit in the first six months of 1999, totaling 3.3 million square feet, net of one owned property disposition as of June 30, 1999. The remainder of the increase was attributable to a full period of income from the 1998 acquisition of thirty properties and one completed build-to-suit property, totaling 3.2 million square feet, net of five property dispositions.

Other revenues increased $0.03 million due to increased real estate fee income earned by the Company in connection with build-to-suit, development and leasing activities which was partially offset by decreased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $1.2 million from period to period. The majority of the increase, $1.1 million, resulted from a full period of real estate taxes on 1998 acquisitions and a partial period of real estate taxes on 1999 acquisitions, net of dispositions. Property operating and leasing costs increased slightly. However, property operating and leasing costs as a percentage of total revenues decreased from 11.5% to 10.4% when comparing the second quarter of 1998 to the second quarter of 1999 due mainly to efficiencies realized by the Company.

General and administrative expenses decreased slightly when comparing periods despite the growth of the Company. As a percentage of total revenues, general and administrative expenses decreased from 3.6% to 3.0% when comparing the second quarter of 1998 to the second quarter of 1999 due to efficiencies realized by the Company.

Depreciation and amortization increased by $2.0 million due to a full period of depreciation on 1998 acquisitions and partial period depreciation on 1999 acquisitions.

Interest incurred increased by approximately $2.0 million over the same period last year due to higher average balances outstanding in the second quarter of 1999 compared to 1998.

Other income (expenses) remained consistent when comparing periods.

Due to the refinancing of debt for the Lake Shore Dunes Apartments, the Company wrote off unamortized financing costs related to the early extinguishment of the original debt of $0.6 million.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income decreased $2.1 million or 23.5% largely due to the increase in real estate taxes, depreciation and interest expense from the net acquisition of warehouse/industrial real estate and the early extinguishment of debt.

Funds from operations (FFO) increased 16.3% from $12.9 million to $15.0 from the second quarter of 1998 to the second quarter of 1999. On advice of the Company's independent auditors, $1.5 million of earnings from the second quarter was shifted to the third quarter. This income remains in second quarter FFO and has been treated as an accounting adjustment. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs. The Company considers FFO and FFO growth to be one relevant measure of financial performance of equity REITs that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company.

When comparing the second quarter results of operations of properties owned at April 1, 1998 with the results of operations of the same properties for the second quarter 1999 (the "same property" portfolio), the Company recognized an increase of approximately 1.5% in net operating income. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the second quarter of 1999 was 86.0% compared with 90.1% for the same period last year, decreasing due mainly to transitional vacancy. The second quarter margin was in line with the Company's expectations.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998.

REVENUES

Total revenues increased by $7.5 million or 13.7% over the same period last year.

In the first half of 1999, 92.9% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

Operating and investment revenues increased by $7.2 million in the first half of 1999. A portion of the increase from the prior year is due to income from fifty-one properties acquired and one completed build-to-suit in the six months of 1999, totaling 3.3 million square feet, net of one disposition as of June 30, 1999. The remainder of the increase was attributable to a full period of income from the 1998 acquisition of thirty properties and one completed build-to-suit property, totaling 3.2 million square feet, net of five property dispositions.

Other revenues increased $0.4 million due to increased real estate fee income earned by the Company in connection with build-to-suit, development and leasing activities which was partially offset by decreased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $1.9 million from period to period. The majority of the increase, $1.7 million, resulted from a full period of real estate taxes on 1998 acquisitions and a partial period of real estate taxes on 1999 acquisitions, net of dispositions. Property operating and leasing costs increased slightly. However, property operating and leasing costs as a percentage of total revenues decreased from 10.9% to 12.2% when comparing the second quarter of 1998 to the second quarter of 1999 due mainly to efficiencies realized by the Company.

General and administrative expenses decreased slightly when comparing periods despite the growth of the Company. As a percentage of total revenues, general and administrative expenses decreased from 3.6% to 2.9% when comparing the first half of 1998 to the first half of 1999 due to efficiencies realized by the Company.

Depreciation and amortization increased by $3.3 million due to a full period of depreciation on 1998 acquisitions and partial period depreciation on 1999 acquisitions.

Interest incurred increased by approximately $3.4 million over the same period last year due to higher average balances outstanding in the second quarter of 1999 compared to 1998.

Other income (expenses) remained consistent when comparing periods.

Due to the refinancing of debt for the Lake Shore Dunes Apartments, the Company wrote off unamortized financing costs related to the early extinguishment of the original debt of $0.6 million.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income decreased $1.5 million or 8.4% due to the increase in real estate taxes, depreciation and interest expense from the net acquisition of warehouse/industrial real estate and the early extinguishment of debt.

Funds from operations (FFO) increased 16.1% from $24.9 million to $28.9 from the first half of 1998 to the first half of 1999. On advice of the Company's independent auditors, $1.5 million of earnings from the second quarter was shifted to the third quarter. This income remains in second quarter FFO and has been treated as an accounting adjustment.

When comparing the first half results of operations of properties owned at January 1,

1998 with the results of operations of the same properties for the first half of 1999 (the "same property" portfolio), the Company recognized an increase of approximately 4.8% in net operating income. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

The net revenue margin for the first half of 1999 was 87.1% compared with 87.1% for the same period last year. The first half margin was in line with the Company's expectations.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. However, cash flow from operations during the first six months of 1999 of $32.1 million net of $22.3 million of 1999 distributions provided $9.8 million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

For the first six months of 1999, the Company's investment activities include acquisitions of $106.8 million, advances for construction in progress of $16.2 million, and improvements and additions to properties of $13.6 million. These activities were funded with dispositions of real estate of $2.9 million, repayment of mortgage notes receivable of $19.5 million, advances on the company's line of credit and a portion of the Company's retained capital. Advances on the Company's line of credit also funded advances to affiliates of $41.6 million for construction in progress.

EQUITY AND SHARE ACTIVITY

During the first six months of 1999, the Company paid distributions on common shares of $18.7 million or $0.95 per share and on class B common shares of $0.4 million or $0.974 per share. Also, in 1999, the Company paid dividends on Series A Preferred Shares of $3.2 million or $1.06 per share and accrued $0.1 million for dividends on Series B Convertible Preferred Shares. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured line of credit.

DEBT CAPACITY

The Company has a $250 million unsecured credit facility co-led by Bank One and Bank of America. As of August 12, 1999, the Company had outstanding borrowings of approximately $138 million under the Company's unsecured line of credit

(approximately 10.4% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $112 million under its unsecured line of credit.

At June 30, 1999, the Company's debt constituted approximately 34.34% of its fully diluted total market capitalization. Also, the Company's debt service coverage ratio remained high at 4.6 to 1, and the Company's fixed charge coverage ratio was 3.4 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $755 million, and its fully diluted total market capitalization exceeded $1.3 billion. The Company's leverage ratios benefited during the first three months of 1999 from the conversion of approximately $0.5 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 27,778 common shares.

Standard and Poors, Duff & Phelps Credit Rating Co. and Moody's Investors Service's have assigned investment grade ratings to the Company's convertible subordinated notes and senior unsecured debt and preferred stock issuable under the Company's shelf registration statement.

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

Long-term (greater than one year) capital needs for property acquisitions, scheduled debt maturities, major redevelopment projects, expansions, and construction of build-to-suit properties will be supported, initially, by draws on the Company's unsecured line of credit, followed by the issuance of long-term unsecured indebtedness and the issuance of equity securities. Management expects that a significant portion of the Company's investment funds will be supplied by the proceeds of property and investment dispositions.

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

SUBSEQUENT EVENTS

On August 12, 2000, the Company announced the redemption of all of its outstanding 8.22% Convertible Subordinate Debentures due 2004 ($6,948,000 principle amount of Debentures is currently outstanding). The redemption will occur on September 24, 1999 and will be at par with interest accrued to the redemption date. The Paying Agent will be The First National Bank of Chicago.

RECENT PRONOUNCEMENTS

In May, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company currently has no derivatives outstanding.

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

ITEM 3   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company assesses its risk in relation to market conditions, and a discussion about the Company's exposure to possible changes in market conditions follows. This discussion involves the effect on earnings, cash flows and the value of the Company's financial instruments as a result of possible future market conditions changes. The discussions below include "forward looking statements" regarding market risk, but management is not forecasting the occurrence of these market changes. The actual earnings and cash flows of the Company may differ materially these projections discussed below.

At June 30, 1999, $166.6 million or 35.7% of the Company's debt was variable rate debt and $300.5 million or 64.3% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of June 30, 1999, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.9 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would effect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

The Company is subject to other non-quantifiable market risks due to the nature of its business. The business of owning and investing in real estate is highly competitive. Several factors may adversely affect the economic performance and value or our properties and the Company. These factors include:

  - Adverse changes in general or local economic conditions affecting real estate values, rental rates, interest rates, real estate tax rates and other operating expenses.
  -  Competitive overbuilding.
  -  Our inability to keep high levels of occupancy in our properties.
  -  Tenant defaults.
  - Unfavorable changes in governmental rules and fiscal policies (including rent control legislation).
  -  Our ability to sell properties.
  -  Acts of God and other factors that are beyond our control.

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

On August 16, 1999, the Company filed with the Commission a current report on Form 8-K/A No. 1 to report proforma financial information and financial statements which were not reported on the Form 8-K filed on June 15, 1999, which reported the acquisition by the company and its subsidiaries of properties between between March 11, 1999 and June 15, 1999.

On June 21, 1999, the Company filed with the Commission a current report on Form 8-K relating to the issuance and sale of up to 1,000,000 shares of the Company's 7.5% Series B Convertible Cumulative Redeemable Preferred Shares pursuant to a Regulation S-K, Item 601 (b) in lieu of filing the otherwise required exhibits to the registration statement on Form S-3 of the Registrant, file no. 333-49359.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CENTERPOINT PROPERTIES TRUST
                             a Maryland Company


                             By: /s/ Paul S. Fisher
                                 --------------------------------
                                 Paul S. Fisher
                                 Executive Vice President and
                                 Chief Financial Officer
August 16, 1999                  (Principal Accounting Officer)