Form 10-Q
period 1999-09-30
CENTERPOINT PROPERTIES TRUST
filed 1999-11-15
CIK 912893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No_______

Number of Common Shares of Beneficial Interest outstanding as of November 15, 1999: 20,620,302.

PART 1.  FINANCIAL INFORMATION

This Form 10-Q reflects the Company's restatement of earnings as announced in our September 28, 1999 press release, attached as exhibit 99 to this form 10-Q.

ITEM 1.  FINANCIAL STATEMENTS

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                              ASSETS
                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                       1999          1998 AS REVISED
                                                                                  -------------     ---------------
Assets:
   Investment in real estate:
     Land and leasehold                                                            $   156,810        $  132,270
     Buildings                                                                         614,645           504,895
     Building improvements                                                             115,296            94,474
     Furniture, fixtures, and equipment                                                 20,289            18,817
     Construction in progress                                                           29,299            18,401
                                                                                   -----------       -----------
                                                                                       936,339           768,857
     Less accumulated depreciation and amortization                                     80,615            62,257
                                                                                   -----------       -----------
       Net investment in real estate                                                   855,724           706,600

   Cash and cash equivalents                                                             6,110               475
   Restricted cash and cash equivalents                                                 23,686            33,056
   Tenant accounts receivable, net                                                      22,592            18,067
   Mortgage notes receivable                                                             2,933               901
   Investment in and advances to affiliate                                              99,637            43,796
   Prepaid expenses and other assets                                                     5,943             4,030
   Deferred expenses, net                                                               14,624            10,681
                                                                                   -----------       -----------
                                                                                   $ 1,031,249          $817,606
                                                                                   ===========         =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable                                                          $    92,535        $  103,520
   Senior unsecured debt                                                               200,000           100,000
   Tax-exempt debt                                                                      55,000            75,540
   Line of credit                                                                      156,300            77,600
   Convertible subordinated debentures payable                                               -             8,058
   Preferred dividends payable                                                           1,060             1,060
   Accounts payable                                                                     12,318             7,986
   Accrued expenses                                                                     42,997            31,060
   Rents received in advance and security deposits                                       5,941             5,323
                                                                                   -----------       -----------
                                                                                       566,151           410,147
                                                                                   -----------       -----------
Commitments and contingencies

Shareholders' equity:
   Series A preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding having a liquidation
     preference of $25 per share ($75,000)                                                   3                 3
   Series B convertible preferred shares of beneficial interest, $.001 par value;
     1,000,000 issued and outstanding having a liquidation preference of
     $50 per share ($50,000)                                                                 1
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
     authorized; 20,620,302 and 18,753,474 issued and outstanding, respectively             21                19
   Class B common shares of beneficial interest, $.001 par value, 2,272,727
     shares authorized; 0 and 1,398,088 issued and outstanding, respectively                                   1
   Additional paid-in-capital                                                          505,685           449,229
   Retained earnings (deficit)                                                         (40,353)          (41,497)
   Unearned compensation - restricted stock                                               (259)             (296)
                                                                                   -----------      ------------
     Total shareholders' equity                                                        465,098           407,459
                                                                                    ----------        ----------
                                                                                    $1,031,249         $ 817,606
                                                                                    ==========         =========

           The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                              -------------                      -------------
                                                         1999      1998 AS REVISED           1999    1998 AS REVISED
                                                        ------    -----------------         ------   ---------------
Revenue:
   Operating and investment revenue:
     Minimum rents                                     $  23,810        $  20,009         $  66,751      $  56,392
     Straight-line rents                                   1,402              742             3,667          3,263
     Expense reimbursements                                7,228            5,737            20,025         17,310
     Mortgage interest income                                 42              134               450            934
                                                     -----------     ------------       -----------     ----------

       Total operating and investment revenue             32,482           26,622            90,893         77,899
                                                       ---------        ---------         ---------      ---------

   Other Revenue:
     Real estate fee income                                6,058              844            12,424          3,152
     Equity in net income of affiliate                     1,506             (362)            2,379           (580)
                                                      ----------       -----------       ----------     -----------

       Total other revenue                                 7,564              482            14,803          2,572
                                                      ----------       ----------         ---------      ---------

       Total revenue                                      40,046           27,104           105,696         80,471
                                                       ---------         --------          --------      ---------

Expenses:
   Real estate taxes                                       7,685            5,786            21,377         17,735
   Property operating and leasing                          3,455            2,674            10,318          9,426
   General and administrative                                932              969             2,777          2,960
   Depreciation and amortization                           6,774            5,392            19,993         15,273
   Interest expense:
     Interest incurred, net                                4,766            3,759            14,144          9,743
     Amortization of deferred financing costs                527              409             1,489          1,335
                                                     -----------       ----------        ----------    -----------

       Total expenses                                     24,139           18,989            70,098         56,472
                                                       ---------         --------          --------       --------

       Operating income                                   15,907            8,115            35,598         23,999

Other income (expenses):
   Gain on the sale of real estate                           246                                694          1,402
   Other income (expense)                                     32               (7)                5            (44)
                                                     -----------     ------------       -----------     ----------

Income before extraordinary item                          16,185            8,108            36,297         25,357

Extraordinary item                                                                             (582)
                                                     -----------     ------------       -----------     ----------
Net income                                                16,185            8,108            35,715         25,357

Preferred dividends                                       (2,539)          (1,590)           (5,791)        (4,770)
                                                        --------        ---------         ---------      ---------

Net income available to common shareholders             $ 13,646         $  6,518          $ 29,924       $ 20,587
                                                        ========         ========          ========       ========

Per share income before extraordinary item:
     Basic                                                 $0.67            $0.32             $1.51          $1.04
     Diluted                                               $0.67            $0.32             $1.51          $1.03

Per share net income available to common shareholders:
     Basic                                                 $0.67            $0.32             $1.48          $1.04
     Diluted                                               $0.67            $0.32             $1.48          $1.03

Distributions per common share                            $0.475           $0.438            $1.425         $1.313



     The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                            -------------
                                                                                         1999      1998 AS REVISED
                                                                                       --------   -----------------
Cash flows from operating activities:
   Net income                                                                        $   35,715       $  25,357
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Extraordinary item                                                                   582
       Bad debts                                                                            439             200
       Depreciation                                                                      18,579          14,283
       Amortization of deferred financing costs                                           1,489           1,335
       Other amortization                                                                 1,415             990
       Straight-line rents                                                               (3,667)         (3,263)
       Incentive stock awards                                                                37             152
       Interest on converted debentures                                                     108              35
       Equity in net (income) loss of affiliate                                          (2,379)            580
       Net changes in:
         Tenant accounts receivable                                                      (1,337)         (2,915)
         Prepaid expenses and other assets                                                 (391)           (608)
         Rents received in advance and security deposits                                    388             683
         Accounts payable and accrued expenses                                            9,075           8,340
                                                                                       --------       ---------
   Net cash provided by operating activities                                             60,053          45,169
                                                                                       --------       ---------
Cash flows from investing activities:
   Change in restricted cash and cash equivalents                                        10,371           5,256
   Acquisition of real estate                                                          (118,824)        (65,408)
   Additions to construction in progress                                                (28,106)        (26,741)
   Improvements and additions to properties                                             (38,407)        (17,588)
   Disposition of real estate                                                            24,104          29,104
   Change in deposits on acquisitions                                                    (1,567)         (1,279)
   Issuance of mortgage notes receivable                                                 (2,050)        (17,466)
   Repayment of mortgage notes receivable                                                    18          24,375
   Investment in and advances to affiliate                                              (53,462)         (8,305)
   Receivables from affiliates and employees                                                 39              44
   Additions to deferred expenses                                                        (7,565)         (4,358)
                                                                                       --------       ---------
Net cash used in investing activities                                                  (215,449)        (82,366)
                                                                                       --------       ---------
Cash flows from financing activities:
   Proceeds from sale of preferred shares                                                50,000          25,095
   Proceeds from sale of common shares                                                      760
   Offering costs paid                                                                   (2,332)           (352)
   Proceeds from issuance of unsecured notes payable                                    100,000         100,000
   Proceeds from issuance of mortgage notes payable                                      21,605
   Proceeds from line of credit                                                         262,000          93,900
   Repayment of mortgage notes payable                                                  (32,590)           (117)
   Repayment of revenue bonds                                                           (20,540)
   Repayment of line of credit                                                         (183,300)       (147,600)
   Repayment of notes payable                                                                               (33)
   Distributions                                                                        (34,571)        (30,652)
   Conversion of convertible subordinated debentures payable                                 (1)
                                                                                       --------       ---------
   Net cash provided by financing activities                                            161,031          40,241
                                                                                       --------       ---------
Net change in cash and cash equivalents                                                   5,635           3,044
Cash and cash equivalents, beginning of the year                                            475           1,652
                                                                                       --------       ---------
Cash and cash equivalents, end of period                                              $   6,110        $  4,696
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

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and subsidiaries (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 1998 Financial Statements and Notes thereto included in the Company's annual report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the December 31, 1998 Audited Financial Statements included in the Company's annual report on Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. Except for the revisions to previously issued financial statements described in Note 12, all such adjustments are of a normal and recurring nature.

The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.       PREFERRED SHARES, COMMON SHARES OF BENEFICIAL INTEREST AND RELATED
         TRANSACTIONS

In January, February and August, 1999, 536,981, 784,305 and 76,802 of the Company's Class B common shares, respectively, were converted by the holder of the Class B common shares into 536,981, 784,305 and 76,802 common shares.

In June, 1999, the Company completed a public offering of 1,000,000 shares of 7.50% Series B Convertible Cumulative Redeemable Preferred Shares at $50.00 per share. The shares have no maturity date, but may be redeemed by the Company for $50.00 per share after June 30, 2004. The shares are convertible into common shares at a conversion price of $43.50 per common share, equivalent to a conversion rate of 1.1494 to 1. The net proceeds of the offering, approximately $48.0 million, were used to refund outstanding balances under the Company's unsecured line of credit.

During the first nine months of 1999, $8.1 million of the Company's 8.22% Convertible Subordinated Debentures were converted into 441,513 shares. The Company redeemed all of its outstanding Debentures on September 24, 1999, and all but $200 was converted prior to that date. The balance were redeemed.

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

3.       ACQUISITION AND DISPOSITION OF REAL ESTATE

In February, 1999, the Company disposed of a property, located in Chicago, Illinois, for approximately $3.7 million. The disposition of the property qualified for treatment as a tax-free exchange under the Internal Revenue Code. Also in February, 1999, the Company purchased a property, located in Forest Park, Illinois, for approximately $4.3 million.

In March, 1999, the Company purchased three properties. The first property, located in Yorkville, Wisconsin, was purchased for approximately $3.8 million with proceeds from the tax-free exchange account. The second property, located in Willowbrook, Illinois, was purchased for approximately $4.2 million with proceeds from the tax-free exchange account. The third property, located in Munster, Indiana, was purchased for approximately $9.6 million.

In May, 1999, the Company purchased 42 properties. The first property, a 368,215 square foot facility, located in Carol Stream, Illinois was purchased for approximately $8.3 million. The next 10 properties, totaling 121,408 square feet, were purchased as a portfolio for approximately $10.0 million. The portfolio consists of 10 industrial land parcels, used as bus terminals. All of the properties are located in Illinois, throughout the Chicago Region. The next 31 properties, totaling 1,245,494 square feet, were purchased as a portfolio for approximately $44.0 million. The portfolio properties are located in Illinois, throughout the Chicago region. Also in May, 1999, the Company sold a property located in Edwardsville, Illinois for approximately $19.5 million. These proceeds were used to repay borrowings from the Company's unsecured line of credit.

In June, 1999, the Company purchased three properties. The first property, located in Elk Grove Village, Illinois, was purchased for approximately $2.3 million. The second property, located in Milwaukee, Wisconsin was purchased for approximately $2.7 million. The third property, located in Elk Grove, Illinois, was purchased for approximately $3.4 million.

In July, 1999, the Company purchased one property located in Milwaukee, Wisconsin for approximately $4.6 million.

In September, 1999, the Company disposed of one property located in Franklin Park, Illinois, for approximately $2.2 million. Also in September, the Company purchased one property located in Northlake, Illinois for approximately $13.7 million.

Unless otherwise noted, all of the above mentioned purchases of properties were funded with proceeds from the company's unsecured line of credit.

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

As of September 30, 1999, the Company had advanced to CRS approximately $93.4 million under a series of demand loans with interest rates ranging from 8.0% to 11.1%. CRS used the proceeds of the loans towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

The Company either purchases development projects from CRS or CRS sells development projects to independent third parties. Projects undertaken by CRS are developed under guaranteed maximum price contracts, substantially eliminating any construction risk.

5.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for the nine months ended September 30, 1999 and 1998:

                                                                            1999             1998
                                                                        ------------     ------------
         Interest paid                                                 $      11,511     $      8,396
         Interest capitalized                                                  1,351            1,611


In conjunction with the acquisition of real estate, for the nine months ended September 30, 1999 and 1998 the Company acquired the following asset and assumed the following liability amounts:

                                                                            1999               1998
                                                                        ------------        ----------
         Purchase of real estate                                         $   121,586        $  88,722
         Mortgage notes assumed                                                               (20,586)
         Liabilities, net of other assets                                     (2,762)          (2,728)
                                                                         -----------       ----------
         Acquisition of real estate                                      $   118,824       $   65,408
                                                                         ===========       ==========


In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the nine months ended September 30, 1999 and 1998:

                                                                            1999               1998
                                                                        ------------        ----------
         Disposal of real estate                                         $    24,529        $  29,575
         Liabilities, net of other assets                                       (425)            (471)
                                                                         -----------        ----------
         Disposition of real estate                                       $   24,104        $  29,104
                                                                         ===========        ==========

Conversion of convertible subordinated debentures payable for the nine months ended September 30, 1999 and 1998:

                                                                             1999            1998
                                                                        -------------    ------------
         Convertible subordinated debentures converted                  $       8,058     $     3,157
         Common shares issued at $18.25 per share
              441,513 and 172,901, respectively                                 8,057           3,157
                                                                        -------------     -----------
         Cash disbursed for fractional shares                           $           1     $         -
                                                                        =============     ===========

6.       SENIOR UNSECURED DEBT

On March 15, 1999 the Company issued $100 million, 7.142% senior unsecured notes due March 15, 2004. The net proceeds of $99.3 million were used to repay substantially all amounts then outstanding under the Company's unsecured line of credit.

7.       TAX-EXEMPT DEBT

On June 29, 1999, the Company refinanced the $20.5 million tax-exempt debt secured by Lake Shore Dunes Apartments with a 35 year assumable, HUD non-recourse tax-exempt and taxable debt for approximately the same amount with a fixed interest rate of 6.195%. This refinancing resulted in the write-off of $0.6 million in unamortized financing fees which are reflected as an extraordinary item in the consolidated statements of operations.

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

At September 30, 1999, five of the properties owned by the Company are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006 for amounts that are greater than the net book value of the assets. Management is not currently aware of planned exercises of options and believes that any potential exercises would not materially affect the results or prospects of the Company.

9.       SUBSEQUENT EVENTS

In October 1999, the Company disposed of a property, located in Naperville, Illinois, for approximately $13 million and qualified for treatment as a tax-free exchange under the Internal Revenue Code.

Also, in October, 1999, the company purchased two properties. The first property, located in Arlington Heights, Illinois, was purchased for approximately $4.2 million. The second, located in Itasca, Illinois, was purchased for approximately $1.6 million. Both purchases were funded with proceeds from the Company's unsecured line of credit.

10.      EARNINGS PER COMMON SHARE

The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998.

                                                            THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------- -------------------------------
                                                                1999      1998 AS REVISED       1999         1998 AS REVISED
                                                              ---------------------------     --------     ------------------
                                                                           (in thousands, except for share data)
Numerators:

Income before extraordinary item                                $     16,185   $      8,108   $     36,297   $     25,357
   Dividends on preferred shares                                      (2,539)        (1,590)        (5,791)        (4,770)
                                                                ------------   ------------   ------------   ------------
Income before extraordinary item - for basic EPS                      13,646          6,518         30,506         20,587
   Dividends on convertible preferred shares                             949                         1,021
                                                                ------------   ------------   ------------   ------------
Income before extraordinary item - for diluted EPS              $     14,595   $      6,518   $     31,527   $     20,587
                                                                ============   ============   ============   ============
Net income                                                      $     16,185   $      8,108   $     35,715   $     25,357
   Dividends on preferred shares                                      (2,539)        (1,590)        (5,791)        (4,770)
                                                                ------------   ------------   ------------   ------------
Net income available to common shareholders - for
     basic EPS                                                        13,646          6,518         29,924         20,587
   Dividends on convertible preferred shares                             949                         1,021
                                                                ------------   ------------   ------------   ------------
Net income available to common shareholders - for
     diluted EPS                                                $     14,595   $      6,518   $     30,945   $     20,587
                                                                ============   ============   ============   ============

Denominators:

Weighted average common shares outstanding - for
   basic EPS                                                      20,285,963     20,103,160     20,211,684     19,771,256
   Effect of convertible preferred shares                          1,149,425                       421,035
   Effect of share options                                           257,497        227,618        244,638        235,890
                                                                ------------   ------------   ------------   ------------
Weighted average common shares outstanding - for
   diluted EPS                                                    21,692,885     20,330,778     20,877,357     20,007,146
                                                                ============   ============   ============   ============

The assumed conversion of the convertible subordinated debentures into common shares for purposes of computing diluted earnings per share by adding interest expense for the debentures to the numerators, and adding assumed share conversions to the denominators for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 would be anti-dilutive.

11.      PRO FORMA FINANCIAL INFORMATION

Due to the effect of securities offerings in June, 1999, March, 1998, and April 1998, and the 1998 and 1999 acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the nine months ended September 30, 1999 and 1998 is presented as if the 1998 and 1999 acquisitions and dispositions, the 1998 and 1999 securities offerings, and the corresponding repayment of certain debt had all occurred on January 1, 1998 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at January 1, 1998, or to project results for any future period.


                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                               1999                  1998 AS REVISED
                                                               ----                  ---------------
                                                    (in thousands, except for share and per share data)

Total revenues                                                $ 110,126                 $  92,141
Total expenses                                                   72,298                    64,943
                                                              ---------                ----------
Income before extraordinary item                                 37,828                    27,198
Preferred dividends                                              (7,594)                   (7,489)
                                                             ----------               -----------
Income before extraordinary item
         available to common shareholders                      $ 30,234                 $  19,709
                                                               ========                 =========

Per share income before extraordinary
         available to common shareholders:
         Basic                                               $     1.47                $     0.98
         Diluted                                             $     1.37                $     0.92

Weighted average common shares
         outstanding - basic                                 20,211,684                20,016,681
Weighted average common shares
         outstanding - diluted                               21,605,747                21,401,996


12.      RESTATEMENT

During the third quarter, the Company determined that it had recognized certain participation, assignment, consulting and financing fees in periods in advance of that permitted and has revised its previously issued financial statements accordingly. In addition, the Company revised previously issued financial statements to recognize, for financial reporting purposes, certain gains in connection with tax-deferred exchanges that had not been previously recognized. The financial statement revisions effected only the timing of fee revenue and had no effect on previously reported cash flow or on the total fee revenue to be recognized.

The effect of this revised reporting on the Company's condensed balance sheets as of December 31, 1998, and condensed statements of operations, net income and earnings per share as of September 30, 1998 is as follows (in thousands, except for per share data):

                                                        PERIOD ENDED DECEMBER 31, 1998
                                                        -----------------------------
                                                         PREVIOUSLY           AS
                                                          REPORTED          REVISED
                                                          --------          -------
Condensed Balance Sheets:
     Investment in real estate, net                       $685,476         $706,600
     Mortgage notes receivable                              20,353              901
     Other assets                                          116,107          110,105
                                                         ---------        ---------
        Total assets                                      $821,936         $817,606
                                                          ========         ========
     Long term debt                                       $364,718         $364,718
     Other liabilities                                      45,179           45,429
     Shareholders' equity                                  412,039          407,459
                                                         ---------        ---------
       Total liabilities and
           shareholders' equity                           $821,936         $817,606
                                                          ========         ========

                                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                     -------------------------------------
                                                          PREVIOUSLY            AS
                                                           REPORTED          REVISED
                                                           --------          -------
Condensed Statements of Operations:
     Operating and investment revenue                     $ 77,785         $ 77,899
     Other revenue                                           6,083            2,572
                                                         ---------        ---------
        Total revenue                                       83,868           80,471
     Operating expenses                                    (56,472)         (56,472)
     Other income (expense)                                    (45)           1,358
                                                        ----------       ----------
     Net income                                          $  27,351        $  25,357
                                                         =========        =========

Net income available to common shareholders per share:
Net income per share- basic                              $    1.14        $    1.04
Net income per share- diluted                            $    1.13        $    1.03

                                                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                     -------------------------------------
                                                         PREVIOUSLY            AS
                                                          REPORTED           REVISED
                                                         ----------          -------
Condensed Statements of Operations:
     Operating and investment revenue                     $ 26,558         $ 26,622
     Other revenue                                           2,008              482
                                                         ---------          -------
        Total revenue                                       28,566           27,104
     Operating expenses                                    (18,989)         (18,989)
     Other income (expense)                                     (7)              (7)
                                                          ---------         -------
     Net income                                           $  9,570         $  8,108
                                                          ========         ========

Net income available to common shareholders per share:

Net income per share- basic                               $    .40         $    .32
Net income per share- diluted                             $    .39         $    .32

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION.

The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K filed for the fiscal year ended December 31, 1998 and the unaudited financial statements presented with this Form 10-Q.

The Company announced in the 3rd quarter 1999 that it was restating previously audited and unaudited financial statements for the years 1997, 1998 and 1999. The Company's independent accountants, PricewaterhouseCoopers LLP, are in concurrence with these changes. See Exhibit 99 to this Form 10-Q.

The restatement reflects the recognition of gains, for financial reporting purposes, on certain completed sales structured as tax-deferred exchanges under
Section 1031 of the Internal Revenue Code, where gains are not recognized for tax purposes. Secondly, the restatement reflects the timing of gain recognition from other property sales related to the Company's development activity. While the timing of the reported gains from these latter transactions has been shifted, the aggregate gain remains unchanged and no cash or tax effect has resulted. However, $3.5 million in net income originally reported in 1998 has been shifted into the third quarter of 1999.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES

Total revenues increased by $12.9 million or 47.7% over the same period last year.

In the third quarter of 1999, 92.3% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties. This ratio is lower than prior periods due to a large increase in total revenues from non-operating and investment revenue sources.

Operating and investment revenues increased by $5.9 million in the third quarter of 1999. A portion of the increase from the prior year is due to income from fifty-three acquired properties and two completed build-to-suits in the first nine months of 1999, totaling 3.9 million square feet, net of three owned property dispositions as of September 30, 1999. The remainder of the increase was attributable to a full period of income from the 1998 acquisition of thirty properties and one completed build-to-suit property, totaling 3.2 million square feet, net of five property dispositions.

Other revenues increased $7.1 million due to increased real estate fee income earned by the Company in connection with build-to-suit, development and leasing activities and increased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $2.7 million from period to period. The majority of the increase, $1.9 million, resulted from a full period of real estate taxes on 1998 acquisitions and a partial period of real estate taxes on 1999 acquisitions, net of dispositions. Property operating and leasing costs also increased. However, property operating and leasing costs as a percentage of total revenues decreased from 9.9% to 8.6% when comparing the third quarter of 1998 to the third quarter of 1999 due mainly to efficiencies realized by the Company.

General and administrative expenses decreased slightly when comparing periods despite the growth of the Company. As a percentage of total revenues, general and administrative expenses decreased from 3.6% to 2.3% when comparing the third quarter of 1998 to the third quarter of 1999 due to efficiencies realized by the Company and increased total revenues.

Depreciation and amortization increased by $1.4 million due to a full period of depreciation on 1998 acquisitions and partial period depreciation on 1999 acquisitions.

Interest incurred increased by approximately $1.0 million over the same period last year due to higher average balances outstanding in the third quarter of 1999 compared to 1998.

Gains on the sale of real estate increased in the third quarter of 1999 due to the sale of one property. There were no real estate sales in the third quarter of 1998. Other income (expenses) remained consistent when comparing periods.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $8.1 million or 100% due to the increase in operating and investing revenue and other revenues, relating to build-to-suit development and leasing activity.

Funds from operations (FFO) increased 77.7% from $12.1 million to $21.5 million from the third quarter of 1998 to the third quarter of 1999. These FFO results include the effect of the restatement of $3.5 million from prior periods to the third quarter of 1999. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs. The Company considers FFO and FFO growth to be one relevant measure of financial performance of equity REITs that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company.

When comparing the second quarter results of operations of properties owned at July 1, 1998 with the results of operations of the same properties for the third quarter 1999 (the "same property" portfolio), the Company recognized an increase of approximately 5.4% in net operating income. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the third quarter of 1999 was 88.5% compared with 93.8% for the same period last year, decreasing due mainly to transitional vacancy.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES

Total revenues increased by $25.2 million or 31.3% over the same period last year.

In the first nine months of 1999, 86.0% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties. This ratio is lower than prior periods due to a large increase in total revenues non-operating and investment revenue sources.

Operating and investment revenues increased by $13.0 million in the first nine months of 1999. A portion of the increase from the prior year is due to income from fifty-three acquired properties and two completed build-to-suits in the nine months of 1999, totaling 3.9 million square feet, net of three disposition as of September 30, 1999. The remainder of the increase was attributable to a full period of income from the 1998 acquisition of thirty properties and one completed build-to-suit property, totaling 3.2 million square feet, net of five property dispositions.

Other revenues increased $12.2 million due to increased real estate fee income earned by the Company in connection with build-to-suit, development and leasing activities and increased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $4.5 million from period to period. The majority of the increase, $3.6 million, resulted from a full period of real estate taxes on 1998 acquisitions and a partial period of real estate taxes on 1999 acquisitions, net of dispositions. Property operating and leasing costs increased slightly. However, property operating and leasing costs as a percentage of total revenues decreased from 11.7% to 9.8% when comparing the first nine months of 1998 to the first nine months of 1999 due mainly to efficiencies realized by the Company and increase total revenues.

General and administrative expenses decreased slightly when comparing periods despite the growth of the Company. As a percentage of total revenues, general and administrative expenses decreased from 3.7% to 2.6% when comparing the first nine months of 1998 to the first nine months of 1999 due to efficiencies realized by the Company.

Depreciation and amortization increased by $4.4 million due to a full period of depreciation on 1998 acquisitions and partial period depreciation on 1999 acquisitions.

Interest incurred increased by approximately $4.4 million over the same period last year due to higher average balances outstanding in the first nine months of 1999 compared to 1998.

Gain on the sale of real estate includes profits on the sale of three properties for 1999 compared to five properties in 1998. Other income (expenses) remained consistent when comparing periods.

Due to the refinancing of debt for the Lake Shore Dunes Apartments, the Company wrote off unamortized financing costs related to the early extinguishment of the original debt of $0.6 million.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $10.4 million or 40.8% due to the increase in operating and investing revenue and other revenues, relating to build-to-suit development and leasing activity.

Funds from operations (FFO) increased 47.0% from $35.4 million to $52.0 from the first nine months of 1998 to the first nine months of 1999. These FFO results include the effect of the restatement of $3.5 million from prior periods to the third quarter of 1999.

When comparing the first half results of operations of properties owned at January 1, 1998 with the results of operations of the same properties for the first half of 1999 (the "same property" portfolio), the Company recognized an increase of approximately 5.6% in net operating income. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

The net revenue margin for the first nine months of 1999 was 87.4% compared with 89.0% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. Cash flow from operations during the first nine months of 1999 of $60.1 million, net of $34.6 million of 1999 distributions, provided $25.5 million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

For the first nine months of 1999, the Company's investment activities include acquisitions of $118.8 million, advances for construction in progress of $28.1 million, and improvements and additions to properties of $38.4 million. These activities were funded with dispositions of real estate of $24.1 million, advances on the company's line of credit and a portion of the Company's retained capital. Advances on the Company's line of credit also funded advances to affiliate of $53.5 million for construction in progress.

EQUITY AND SHARE ACTIVITY

During the first nine months of 1999, the Company paid distributions on common shares of $28.3 million or $1.425 per share and on class B common shares of $0.5 million or $1.461 per share. Also, in 1999, the Company paid dividends on Series A Preferred Shares of $4.8 million or $1.59 per share and $1.0 million for dividends on Series B Convertible Preferred Shares or $1.02 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases,
(ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured line of credit.

DEBT CAPACITY

The Company has a $250 million unsecured credit facility co-led by Bank One and Bank of America. As of November 9, 1999, the Company had outstanding borrowings of approximately $187.8 million under the Company's unsecured line of credit (approximately 13.7% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $62.2 million under its unsecured line of credit.

At September 30, 1999, the Company's debt constituted approximately 38.3% of its fully diluted total market capitalization. Also, the Company's debt service coverage ratio remained high at 5.3 to 1, and the Company's fixed charge coverage ratio was 3.7 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $695.9 million, and its fully diluted total market capitalization exceeded $1.3 billion. The Company's leverage ratios benefited during the first nine months of 1999 from the conversion of approximately $8.1 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 441,513 common shares.

Standard and Poors, Duff & Phelps Credit Rating Co. and Moody's Investors Service's have assigned investment grade ratings to the Company's convertible subordinated notes and senior unsecured debt and preferred stock issuable under the Company's shelf registration statement.

The Company has considered it's short-term (one year or less) capital needs, in conjunction with its estimated future cash flow from operations and other expected sources. The Company believes that its ability to fund operating expenses, building improvements, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code.

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

YEAR 2000 COMPLIANCE

In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement a new computerized real estate management system. The Company addressed the issue through a combination of modifications to existing programs and conversion to Year 2000 compliant software. In addition, the Company has discussed with its tenants, vendors, and other service providers the possibility of any interface difficulties relating to the Year 2000 issue which may affect the Company. If the Company's vendors and suppliers do not make modifications or conversions in a timely manner, the Year 2000 issue may have a material adverse effect on the Company's business, financial condition, and results of operations. The total cost associated with the required modifications was not material to the Company's consolidated results of operations, liquidity and financial position, and has been expensed as incurred.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

At September 30, 1999, $211.3 million or 41.9% of the Company's debt was variable rate debt and $292.5 million or 58.1% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of September 30, 1999, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $1.2 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would effect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

The Company is subject to other non-quantifiable market risks due to the nature of its business. The business of owning and investing in real estate is highly competitive. Sever factors may adversely affect the economic performance and value or our properties and the Company. These factors include:

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

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           EXHIBITS

              Exhibit 4.10 - Amendment No. 1, dated October 25, 1999, to Rights
                             Agreement between the Company and First Chicago Trust Company of New York, as Rights Agent.

              Exhibit 99 - Press release dated September 28, 1999.

(b)           REPORTS ON FORM 8-K

              On August 16, 1999, the Company filed with the Commission a current report on Form 8-K/A No. 1 to report proforma financial information and financial statements which were not reported on the Form 8-K filed on June 15, 1999, which reported the acquisition by the Company of properties and its consolidated subsidiaries between March 11, 1999 and June 15, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CENTERPOINT PROPERTIES TRUST
                                       a Maryland Company


                                       By:   /S/ PAUL S. FISHER
                                          ---------------------------------
                                             Paul S. Fisher
                                             Executive Vice President and
                                             Chief Financial Officer
November 15, 1999                            (Principal Accounting Officer)