Form 10-K/A
period 1997-12-31
CENTERPOINT PROPERTIES TRUST
filed 2000-01-04
CIK 912893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(Mark One)

         X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1997 or
                                            -----------------

         --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from ______________ to _______________

                         Commission file number 1-12630
                                                -------

                          CENTERPOINT PROPERTIES TRUST
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Maryland                                       36-3910279
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

1808 Swift Drive, Oak Brook, Illinois      60523
---------------------------------------------------
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:     (630) 586-8000
                                                    ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                Title of Each Class                                           Name of Each Exchange on Which Registered
                -------------------                                           -----------------------------------------
     Common Shares of Beneficial Interest, par value $.001                             New York Stock Exchange
     8.22% Convertible Subordinated Debentures due 2004                                New York Stock Exchange
     8.48% Series A Preferred Shares of Beneficial Interest, par value $.001           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                         -------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X   Yes       No
---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

As of March 12, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $502,172,731 (based on 14,962,316 shares held by non-affiliates and computed by reference to the reported closing price).

The registrant had 16,923,565 shares of its common stock, $.001 par value, outstanding as of March 12, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Common Stock and Debenture Prospectuses of the registrant, dated December 3, 1993, and a Common Stock Prospectus of the registrant, dated January 19, 1995, each filed pursuant to Rule 424 under the Securities Act of 1933, as amended, portions of the Registration Statement on Form S-3 dated January 6, 1997, portions of the registrant's Form 10-Q for the quarter ended September 30, 1995, portions of the 10-K/A for the year ended December 31, 1995, portions of the 10-Q for quarter ended September 30, 1996 , portions of the Form 10-K/A for the year ended December 31, 1996, portions of the Form S-4 dated August 13, 1997 and Pre-Effective Amendment No. 1 to the S-4dated August 28, 1997, portions of the Form 8-A dated November 5, 1997 and portions of the Form 10-Q for the quarter ended September 30, 1997 are incorporated by reference into Part IV of this Annual Report on Form 10-K/A. A portion of the registrant's definitive proxy statement is incorporated by reference into Part III of this Annual Report on Form 10-K/A.

                                TABLE OF CONTENTS

                                     PART I                                                           Page
                                                                                                      ----
Item 1.       Business..................................................................................1

Item 2.       Properties...............................................................................12

Item 3.       Legal Proceedings........................................................................22

Item 4.       Submission of Certain Items to a Vote of Security Holders................................22

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Matters................................23

Item 6.       Selected Historical Financial Data.......................................................24

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations....26

Item 8.       Financial Statements and Supplementary Data..............................................32

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....32

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.......................................33

Item 11.      Executive Compensation...................................................................33

Item 12.      Security Ownership of Certain Beneficial Owners and Management...........................33

Item 13.      Certain Relationships and Related Transactions...........................................33

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................34

                                     PART I

         This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but are not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT and the potential adverse impact of market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities.

ITEM 1.       BUSINESS.

THE COMPANY

         CenterPoint Properties Trust (the "Company") is a fully integrated real estate investment trust focused on the acquisition, development, redevelopment, management and ownership of warehouse/industrial property located in Greater Chicago (defined as the area within a 150-mile radius of Chicago, including Milwaukee, Wisconsin and South Bend, Indiana), which, according to a ranking of markets published by Torto Wheaton Research and information published by CB Commercial, totals approximately 1.2 billion square feet, making it the largest warehouse/industrial market in the United States. The Company's investment and management portfolio currently consists of 95 warehouse/industrial properties containing approximately 22.1 million square feet (see the table of warehouse/industrial properties beginning on p. 14). The Company also owns and manages three retail properties, one parking lot and one apartment property, holds mortgages on two warehouse/industrial properties, and is developing eight build-to-suit projects. The Company's total investment and management portfolio, including the non-industrial properties, mortgage investments and build-to-suit projects, is approximately 25 million square feet. Based on published statistics regarding square feet of space owned and managed by other firms and publicly available information filed with the Securities and Exchange Commission, as well as its knowledge and experience in the market, the Company believes it is the largest owner and operator of warehouse/industrial property in Greater Chicago. As of December 31, 1997, the Company's properties were 97% leased, excluding properties which are currently being redeveloped and not leasable. The warehouse/industrial properties are occupied by 179 tenants in diverse industries. No tenant accounts for the lease of more than 5% of the Company's total revenues. Substantially all of the Company's properties have been constructed or renovated during the past ten years.

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

TRANSACTIONS DURING 1997

         During 1997, the Company accomplished the following:

         1997 ACQUISITIONS AND DISPOSITIONS

         During 1997, the Company acquired or completed development of 28 warehouse/industrial properties totaling 8.8 million square feet at a total cost of approximately $195.6 million, including the acquisition of a 1.75 million square foot facility in McCook, Illinois from General Motors, the largest single acquisition in the history of the Chicago industrial property market, a 1.1 million square foot facility in Aurora, Illinois, an 888,335 square foot facility in Elk Grove, Village, Illinois and an 812,000 square foot build-to-suit warehouse in Granite City, Illinois for the Dial Corporation, the largest development of any type begun in the State of Illinois in 1997. Also in 1997, the Company disposed of two warehouse/industrial properties and one office building totaling approximately 201,318 square feet for approximately $12.6 million.

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

ITEM 2.       PROPERTIES.

THE COMPANY'S WAREHOUSE/INDUSTRIAL PROPERTIES

         The Company's investment portfolio of warehouse/industrial properties consists of 96 properties totaling approximately 22.1 million square feet. During 1997, the Company acquired 21 fully-leased warehouse/industrial properties and completed the construction of 7 fully leased warehouse/industrial build-to-suit properties with a total area of approximately 8.8 million square feet, and the Company disposed of 2 warehouse/industrial properties with a total area of approximately 43,500 square feet.

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

                          CENTERPOINT PROPERTIES TRUST
                                PROPERTY SUMMARY
                             AS OF DECEMBER 31, 1997

                                                              YEAR OF ORIGINAL
                                                              CONSTRUCTION/LAST       ANNUALIZED      AVERAGE
                                                              REDEVELOPMENT AND/OR    BASE RENT       RENT PER         GLA
        1997 INVESTMENTS          CITY               STATE       EXPANSION (1)         REVENUE       SQ. FT. (2)    SQ. FT. (3)
        ----------------          ----               -----    --------------------    ----------     -----------    -----------
LAKE COUNTY
3145 Central Avenue(6)            Waukegan             IL           1958               $990,000          $3.30        300,000
N.E. COOK COUNTY
5700 West Touhy Avenue            Niles                IL           1948                      0              0        910,760
CHICAGO O'HARE AREA
O'Hare Express-Phase A-2          Chicago              IL           1997              1,070,090           8.85        120,971
O'Hare Express-Phase B-1          Chicago              IL           1997              2,068,590          12.05        171,685
110-190 Old Higgins Road          Des Plaines          IL           1980              1,256,784          10.45        120,292
1796 Sherwin                      Des Plaines          IL           1964                600,211           6.30         95,220
2525 Busse Road                   Elk Grove Village    IL           1975              2,817,353           3.17        888,335
2701-2781 Busse Road              Elk Grove Village    IL           1997              1,180,716           4.70        251,076
2801-2881 Busse Road              Elk Grove Village    IL           1997              1,112,802           4.43        251,076
1951 Landmeier                    Elk Grove Village    IL           1967                203,880           4.86         41,976
WEST SUBURBS
2901 Centre Circle (7)            Downers Grove        IL           1979                148,764           7.07         21,056
FAR WEST SUBURBS
1 Allsteel Drive (7)              Aurora               IL           1960              2,729,435           2.71      1,008,120
2727 West Diehl Road              Naperville           IL           1997              1,836,240           4.17        440,343
2885 West Diehl Road              Naperville           IL           1997              1,145,928           3.80        301,560
SOUTHWEST SUBURBS
7447 South Central Avenue         Bedford Park         IL           1975                275,842           2.33        118,218
7400 S. Narragansett Ave (6)      Bedford Park         IL           1976                515,424           2.95        174,720
6751-55 South Sayre Avenue        Bedford Park         IL           1974                746,378           3.08        242,690
7525 South Sayre                  Bedford Park         IL           1981                386,577           3.14        123,178
6464 West 51st Street             Forest View          IL           1973                736,040           3.53        208,713
6500 West 51st Street             Forest View          IL           1975                500,297           2.70        185,295
9301 W. 55th Street (6)           McCook               IL           1979              1,620,000           0.95      1,700,000
FAR S.W. SUBURBS
2301 North Route 30               Plainfield           IL           1972                815,625           2.89        282,679
1355 Enterprise Drive (6)         Romeoville           IL           1980                354,123           2.90        122,100
755 REMMINGTON                    Bolingbrook          IL           1997                548,000           3.78        144,844
CHICAGO SOUTH
3133 East 106th (6)               Chicago              IL           1971                300,285           3.75         80,076
MILWAUKEE COUNTY
1475 S. 101st                     West Allis           WI           1969                188,832           4.02         46,973
2003-2201 S. 114th Street         West Allis           WI           1965                628,380           2.58        243,350
RACINE COUNTY
1333 Grandview Drive              Yorkville            WI           1994                796,572           3.79        210,000
                                                                                     ----------           ----      ---------

SUBTOTAL                                                                             25,573,168                     8,805,306
                                                                                     ----------                     ---------

AVERAGE                                                                                                   2.89(9)     320,758(10)
                                                                                                          ----      ---------


                                                    PERCENT
                                     PERCENT         OF GLA
                                     OF TOTAL      LEASED AS      NO. OF     PROPERTY
        1997 INVESTMENTS             GLA (4)      OF 12/31/97     TENANTS     TYPE(5)
        ----------------             --------     -----------     -------    --------
LAKE COUNTY
3145 Central Avenue(6)                  1.36%         100%          2           ACQ
N.E. COOK COUNTY
5700 West Touhy Avenue                  4.13%         100%          1           RDV
CHICAGO O'HARE AREA
O'Hare Express-Phase A-2                0.55%         100%          2           BTS
O'Hare Express-Phase B-1                0.78%         100%          1           BTS
110-190 Old Higgins Road                0.55%         100%          9           ACQ
1796 Sherwin                            0.43%         100%          2           ACQ
2525 Busse Road                         4.03%         100%          5           ACQ
2701-2781 Busse Road                    1.14%         100%          2           BTS
2801-2881 Busse Road                    1.14%         100%          2           BTS
1951 Landmeier                          0.19%         100%          2           ACQ
WEST SUBURBS
2901 Centre Circle (7)                  0.09%         100%          1           ACQ
FAR WEST SUBURBS
1 Allsteel Drive (7)                    4.57%         100%          2           ACQ
2727 West Diehl Road                    2.00%         100%          1           BTS
2885 West Diehl Road                    1.37%         100%          1           BTS
SOUTHWEST SUBURBS
7447 South Central Avenue               0.54%         100%          1           ACQ
7400 S. Narragansett Ave (6)            0.79%         100%          1           ACQ
6751-55 South Sayre Avenue              1.10%         100%          2           ACQ
7525 South Sayre                        0.56%         100%          2           ACQ
6464 West 51st Street                   0.95%         100%          4           ACQ
6500 West 51st Street                   0.84%         100%          1           ACQ
9301 W. 55th Street (6)                 7.71%         100%          1           RDV
FAR S.W. SUBURBS
2301 North Route 30                     1.28%         100%          1           ACQ
1355 Enterprise Drive (6)               0.55%         100%          1           ACQ
755 REMMINGTON                                        100%          2           BTS
CHICAGO SOUTH
3133 East 106th (6)                     0.36%         100%          1           ACQ
MILWAUKEE COUNTY
1475 S. 101st                           0.21%         100%          1           ACQ
2003-2201 S. 114th Street               1.10%         100%          2           ACQ
RACINE COUNTY
1333 Grandview Drive                    0.95%         100%          1           ACQ
                                       -----
SUBTOTAL                               39.27%
                                       -----
AVERAGE                                 1.45%
                                       -----

                                           CENTERPOINT PROPERTIES TRUST
                                                 PROPERTY SUMMARY
                                              AS OF DECEMBER 31, 1997

                                                                YEAR OF ORIGINAL
                                                                CONSTRUCTION/LAST       ANNUALIZED       AVERAGE
                                                              REDEVELOPMENT AND/OR      BASE RENT       RENT PER          GLA
  PREVIOUSLY OWNED PROPERTIES     CITY                STATE       EXPANSION (1)          REVENUE       SQ. FT. (2)    SQ. FT. (3)
  ---------------------------     ----                ------  --------------------      ----------     -----------    -----------
LAKE COUNTY
911 Commerce (6)                  Buffalo Grove        IL             1993                 703,636         5.96         118,009
1800 Industrial Drive             Libertyville         IL           1992/1994            1,079,292         6.16         175,196
1810-1820 Industrial Drive        Libertyville         IL             1977                 256,700         3.02          85,000
1 Wildlife Way                    Long Grove           IL             1994                 665,068        12.29          54,100
620-630 Butterfield Road          Mundelein            IL             1990                 297,680        12.28          24,237
1700 Butterfield Road             Mundelein            IL             1976                 229,750         3.83          60,000
950-970 Tower Road                Mundelein            IL           1979-1990               90,861         2.37          38,359
2339-41 Ernie Krueger Court       Waukegan             IL           1990/1993              223,245         4.10          54,450
1300 Northpoint Road              Waukegan             IL             1994                 310,409         4.78          65,000
N.E. COOK COUNTY
5990 Touhy Avenue                 Niles                IL           1960/1993            1,502,864         5.08         295,964
N.W. COOK COUNTY
1500 West Dundee Road (6)         Arlington Heights    IL             1969               1,463,525         2.93         500,000
900 W. University Drive           Arlington Heights    IL             1974                 501,083         5.81          86,254
1015 East State Parkway           Schaumburg           IL             1980                 132,330         6.76          19,576
N. KANE COUNTY
825 Tollgate Road                 Elgin                IL             1989                 424,988         5.11          83,122
CHICAGO O'HARE AREA
745 Birginal Road                 Bensenville          IL             1974                 378,875         3.35         113,266
2743 Armstrong Court              Des Plaines          IL             1989                 314,178         5.89          53,325
850 Arthur Avenue (8)             Elk Grove Village    IL           1971/1973              250,717         5.90          42,490
1400 Busse Road                   Elk Grove Village    IL             1975                 347,038         2.34         148,436
800 Chase Avenue (6)              Elk Grove Village    IL             1972               1,182,792         3.46         341,848
1100 Chase Avenue (7)             Elk Grove Village    IL           1980/1996              176,618         4.24          41,651
2600 Elmhurst Road                Elk Grove Village    IL             1995                 521,170         4.96         105,000
875 Fargo Avenue                  Elk Grove Village    IL             1980                 345,946         4.20          82,368
1850 Greenleaf                    Elk Grove Village    IL             1965                 233,280         3.98          58,627
1201 Lunt Avenue                  Elk Grove Village    IL             1971                  47,820         6.48           7,380
1501 Pratt Avenue                 Elk Grove Village    IL             1973                 600,573         3.95         151,900
1520 Pratt Avenue                 Elk Grove Village    IL             1968                 243,148         3.89          62,546
10601 Seymour Avenue (6)          Franklin Park        IL           1963/1970                    0            0         677,000
2553 North Edgington              Franklin Park        IL           1967/1995            1,376,770         5.02         274,303
10740 West Grand Avenue (7)       Franklin Park        IL           1965/1971              247,175         3.75          66,000
1800 Bruning Drive                Itasca               IL           1975/1978            1,115,617         5.52         202,000
245 Beinoris Drive                Wood Dale            IL           1988/1993               85,776         7.15          11,989



                                                      PERCENT
                                       PERCENT         OF GLA
                                       OF TOTAL      LEASED AS        NO. OF        PROPERTY
  PREVIOUSLY OWNED PROPERTIES          GLA (4)      OF 12/31/97       TENANTS        TYPE(5)
  ---------------------------          --------     -----------       -------       --------
LAKE COUNTY
911 Commerce (6)                         0.54%          100%              2            ACQ
1800 Industrial Drive                    0.79%          100%              1            ACQ
1810-1820 Industrial Drive               0.39%          100%              1            ACQ
1 Wildlife Way                           0.25%          100%              1            RDV
620-630 Butterfield Road                 0.11%           90%              1            BTS
1700 Butterfield Road                    0.27%          100%              1            ACQ
950-970 Tower Road                       0.17%          100%              3            BTS
2339-41 Ernie Krueger Court              0.25%          100%              1            BTS
1300 Northpoint Road                     0.29%          100%              1            ACQ
N.E. COOK COUNTY
5990 Touhy Avenue                        1.34%          100%              3            RDV
N.W. COOK COUNTY
1500 West Dundee Road (6)                2.27%          100%              2            ACQ
900 W. University Drive                  0.39%          100%              1            ACQ
1015 East State Parkway                  0.09%            0%              0            ACQ
N. KANE COUNTY
825 Tollgate Road                        0.38%          100%              2            ACQ
CHICAGO O'HARE AREA
745 Birginal Road                        0.51%            0%              0            ACQ
2743 Armstrong Court                     0.24%            0%              0            BTS
850 Arthur Avenue (8)                    0.19%          100%              1            ACQ
1400 Busse Road                          0.67%           90%             10            ACQ
800 Chase Avenue (6)                     1.55%            0%              0            ACQ
1100 Chase Avenue (7)                    0.19%          100%              1            ACQ
2600 Elmhurst Road                       0.48%          100%              1            BTS
875 Fargo Avenue                         0.37%          100%              1            ACQ
1850 Greenleaf                           0.27%          100%              1            ACQ
1201 Lunt Avenue                         0.03%          100%              1            ACQ
1501 Pratt Avenue                        0.69%          100%              2            ACQ
1520 Pratt Avenue                        0.28%          100%              1            ACQ
10601 Seymour Avenue (6)                 3.07%            0%              0          ACQ/RDV
2553 North Edgington                     1.24%          100%              4            ACQ
10740 West Grand Avenue (7)              0.30%          100%              1            ACQ
1800 Bruning Drive                       0.92%          100%              1            ACQ
245 Beinoris Drive                       0.05%          100%              1          BTS/RDV

                                                                   YEAR OF ORIGINAL
                                                                  CONSTRUCTION/LAST       ANNUALIZED       AVERAGE
                                                                    REDEVELOPMENT         BASE RENT       RENT PER         GLA
PREVIOUSLY OWNED PROPERTIES           CITY             STATE     AND/OR EXPANSION (1)      REVENUE       SQ. FT. (2)   SQ. FT. (3)
---------------------------           ----             -----     --------------------      -------       -----------   -----------

CHICAGO NORTH
4501 West Augusta Boulevard         Chicago             IL             1942/1989            748,070         1.73         432,661
N.W. SUBURBS
400 North Wolf Road                 Northlake           IL             1956/1997          4,319,091         2.83       1,527,593
CENTRAL KANE/N. DUPAGE
425 South 37th Avenue (7)           St. Charles         IL               1975               399,309         3.87         103,106
1250 Carolina Drive                 West Chicago        IL               1988               572,325         3.82         150,000
1645 Downs Drive                    West Chicago        IL               1975               361,008         2.79         129,390
1733 Downs Drive                    West Chicago        IL               1975               363,816         2.50         145,528
825-845 Hawthorne Lane (6)          West Chicago        IL               1974               639,499         4.03         158,772
1700 West Hawthorne (6)             West Chicago        IL             1959/1969          1,381,800         1.88         735,196
FAR WEST SUBURBS
800 Enterprise Court                Naperville          IL               1985               183,666         5.25          34,984
720 Frontenac                       Naperville          IL               1991               537,560         3.13         171,935
820 Frontenac                       Naperville          IL               1988               645,137         4.20         153,604
920 Frontenac                       Naperville          IL               1987               402,829         3.32         121,200
1020 Frontenac                      Naperville          IL               1980               441,750         4.43          99,684
1120 Frontenac                      Naperville          IL             1980/1994            543,639         3.53         153,902
1510 Frontenac                      Naperville          IL               1986               281,331         2.68         104,886
1560 Frontenac                      Naperville          IL               1987               298,280         3.48          85,608
1651 Frontenac                      Naperville          IL               1978               120,135         3.95          30,414
2764 Golfview                       Naperville          IL               1985                99,420         4.97          20,022
1500 Shore Drive                    Naperville          IL               1985               165,932         3.84          43,230
1150 Shore Road                     Naperville          IL               1985               174,888         5.79          30,184
SOUTHWEST SUBURBS
6600 River Road                     Hodgkins            IL               1968             1,398,000         2.22         630,410
FAR S.W. SUBURBS
16400 West 103rd Street (7)         Lemont              IL             1983/1995            278,939         4.39          63,612
1319 Marquette Drive                Romeoville          IL               1990               392,206        10.79          36,349
7001 Adams Street                   Willowbrook         IL               1994               192,716         7.61          25,324
CHICAGO SOUTH
4400 South Kolmar (6)               Chicago             IL               1966               438,840         4.77          92,000
900 East 103rd Street               Chicago             IL             1910/1990          1,967,449         3.42         575,462
750 East 110th Street               Chicago             IL               1966               237,972         3.33          71,510
SOUTH SUBURBS
11601 South Central Avenue          Alsip               IL               1970               894,834         3.45         259,000
11701 South Central Avenue          Alsip               IL               1970               870,000         2.93         297,207
5619-25 West 115th Street           Alsip               IL               1974             1,847,819         4.65         396,979
21399 Torrence Avenue               Sauk Village        IL               1987               745,164         2.00         372,835
N.W. INDIANA
425 West 151st Street               East Chicago        IN             1913/1991          1,328,038         3.80         349,236
201 Mississippi Street              Gary                IN             1945/1988          3,651,848         3.47       1,052,173
1827 North Bendix Drive (6)         South Bend          IN             1964/1990            554,580         2.78         199,730



                                                      PERCENT
                                        PERCENT        OF GLA
                                        OF TOTAL      LEASED AS        NO. OF       PROPERTY
PREVIOUSLY OWNED PROPERTIES             GLA (4)      OF 12/31/97      TENANTS       TYPE(5)
---------------------------             -------      -----------      -------       -------

CHICAGO NORTH
4501 West Augusta Boulevard              1.96%           95%              7           RDV
N.W. SUBURBS
400 North Wolf Road                      6.93%          100%              4           ACQ
CENTRAL KANE/N. DUPAGE
425 South 37th Avenue (7)                0.47%          100%              1           ACQ
1250 Carolina Drive                      0.68%          100%              2           BTS
1645 Downs Drive                         0.59%          100%              1           ACQ
1733 Downs Drive                         0.66%          100%              1           ACQ
825-845 Hawthorne Lane (6)               0.72%           83%              3           ACQ
1700 West Hawthorne (6)                  3.33%          100%              1           ACQ
FAR WEST SUBURBS
800 Enterprise Court                     0.16%          100%              1           ACQ
720 Frontenac                            0.78%          100%              2           ACQ
820 Frontenac                            0.70%          100%              1           ACQ
920 Frontenac                            0.55%          100%              1           ACQ
1020 Frontenac                           0.45%          100%              1           ACQ
1120 Frontenac                           0.70%          100%              1           ACQ
1510 Frontenac                           0.48%          100%              1           ACQ
1560 Frontenac                           0.39%          100%              2           ACQ
1651 Frontenac                           0.14%          100%              1           ACQ
2764 Golfview                            0.09%          100%              1           ACQ
1500 Shore Drive                         0.20%          100%              2           ACQ
1150 Shore Road                          0.14%          100%              1           ACQ
SOUTHWEST SUBURBS
6600 River Road                          2.86%          100%              1           ACQ
FAR S.W. SUBURBS
16400 West 103rd Street (7)              0.29%          100%              1           ACQ
1319 Marquette Drive                     0.16%          100%              1           BTS
7001 Adams Street                        0.11%          100%              1           BTS
CHICAGO SOUTH
4400 South Kolmar (6)                    0.42%          100%              1           ACQ
900 East 103rd Street                    2.61%          100%              3           RDV
750 East 110th Street                    0.32%          100%              1         ACQ/RDV
SOUTH SUBURBS
11601 South Central Avenue               1.18%          100%              1           ACQ
11701 South Central Avenue               1.35%          100%              1           ACQ
5619-25 West 115th Street                1.80%           98%              5           RDV
21399 Torrence Avenue                    1.69%          100%              1           ACQ
N.W. INDIANA
425 West 151st Street                    1.58%           97%              9           RDV
201 Mississippi Street                   4.77%           97%             15           RDV
1827 North Bendix Drive (6)              0.91%          100%              1           ACQ


                                                                YEAR OF ORIGINAL
                                                               CONSTRUCTION/LAST       ANNUALIZED      AVERAGE
                                                              REDEVELOPMENT AND/OR      BASE RENT      RENT PER        GLA
PREVIOUSLY OWNED PROPERTIES       CITY              STATE         EXPANSION (1)          REVENUE      SQ. FT. (2)    SQ. FT. (3)
---------------------------       ----              -----         -------------          -------      -----------    -----------

MILWAUKEE COUNTY
7501 North 81st Street         Milwaukee              WI               1987               576,000        3.13          183,958
KENOSHA COUNTY
8200 100th Street              Pleasant Prairie       WI               1990               568,361        3.83          148,472
8901 102nd Street              Pleasant Prairie       WI               1990               643,018        6.09          105,637
                                                                                          -------        ----          -------
SUBTOTAL                                                                               44,614,193        3.33       13,391.189
                                                                                       ----------        ----       ----------
AVERAGE                                                                                                                196,929(10)
                                                                                                                       -------
GRAND TOTAL ALL WAREHOUSE/
INDUSTRIAL PROPERTIES                                                                 $70,187,361                   22,196,495
                                                                                      -----------                   ----------
AVERAGE ALL WAREHOUSE/
INDUSTRIAL PROPERTIES                                                                                   $3.16(9)       232,123(10)
                                                                                                        -----          -------

GRAND TOTAL ALL WAREHOUSE/
INDUSTRIAL PROPERTIES
EXCLUDING REDEVELOPMENTS
AT 12/31/97                                                                           $69,639,361                   20,463,891
                                                                                      -----------                   ----------
AVERAGE ALL WAREHOUSE/
INDUSTRIAL PROPERTIES                                                                                   $3.40(9)       220,042(10)
                                                                                                        -----          -------



                                                     PERCENT
                                      PERCENT         OF GLA
                                      OF TOTAL       LEASED AS      NO. OF     PROPERTY
PREVIOUSLY OWNED PROPERTIES           GLA (4)       OF 12/31/97     TENANTS    TYPE(5)
---------------------------           -------       -----------     -------    -------

MILWAUKEE COUNTY
7501 North 81st Street                  0.83%           100%            1          ACQ
KENOSHA COUNTY
8200 100th Street                       0.67%           100%            1          ACQ
8901 102nd Street                       0.48%           100%            1          ACQ
                                        ----

SUBTOTAL                               60.73%
                                       -----
AVERAGE                                 0.89%
                                        ----

GRAND TOTAL ALL WAREHOUSE/
INDUSTRIAL PROPERTIES                    100%                         178
                                         ---
AVERAGE ALL WAREHOUSE/
INDUSTRIAL PROPERTIES                                    94%

GRAND TOTAL ALL WAREHOUSE/
INDUSTRIAL PROPERTIES
EXCLUDING REDEVELOPMENTS
AT 12/31/97                                              97%
AVERAGE ALL WAREHOUSE/
INDUSTRIAL PROPERTIES


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

LEASE EXPIRATIONS

         The following table shows as of December 31, 1997 scheduled lease expirations for the Company's warehouse/industrial properties commencing January 1, 1998 and for the next ten years, assuming that no tenants exercise renewal options:


                                                                    AVERAGE    % OF TOTAL
                                                                   BASE RENT   PROPERTIES    % OF 1997
                                         GLA OF     ANNUALIZED    PER SQ. FT.      GLA       BASE RENT
                            NO. OF      EXPIRING     BASE RENT       UNDER     REPRESENTED  REPRESENTED
                            LEASES       LEASES      EXPIRING      EXPIRING    BY EXPIRING  BY EXPIRING
                           EXPIRING    (SQ. FT.)      LEASES        LEASES       LEASES       LEASES
                           --------    ---------    ----------    ----------   -----------  -----------
YEAR ENDING DECEMBER 31
   1998 ...................   37       2,899,866   $10,507,956      $3.62       15.69%        18.16%
   1999 ...................   30       3,927,435     9,018,461       2.30       21.29%        15.58%
   2000 ...................   29       2,289,947     9,132,094       3.99       12.39%        15.78%
   2001 ...................   16       1,328,270     5,539,526       4.17        7.18%         9.57%
   2002 ...................   18       2,293,479     7,152,093       3.12       12.40%        12.36%
   2003 ...................   10         555,538     2,821,050       5.08        3.00%         4.87%
   2004 ...................   10       1,851,202     7,484,499       4.04       10.01%        12.93%
   2005 ...................    6         945,726     3,408,648       3.60        5.12%         5.89%
   2006 ...................    5       1,186,602     5,974,005       5.03        6.42%        10.32%
   2007 ...................    8       1,210,831     7,612,402       6.29        6.55%        13.15%



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

         The following table sets forth certain information regarding the Company's retail properties:


                                                                         PERCENT
                         YEAR OF                                            OF
                       ACQUISITION/                            PERCENT     GLA                    AVERAGE
                           LAST         YEAR OF       TOTAL      OF       LEASED                   RENT
                      REDEVELOPMENT     ORIGINAL       GLA      TOTAL     AS OF     ANNUALIZED      PER        NUMBER
                            OF        CONSTRUCTION/ (SQ. FT.)    GLA     DECEMBER   BASE RENT      SQ. FT.       OF
                      EXPANSION (1)    EXPANSION       (2)       (3)     31, 1997    REVENUE        (4)        TENANTS
                      -------------   ------------  ---------  -------   --------   ----------    --------     -------
4-48 Barrington Rd.       1994           1991         38,633    63.1%     68.8%      $301,496       $7.80         8
Streamwood, IL
84-120 McHenry Rd.      1990/1993        1989         20,535    33.6%     89.5%       313,140       15.25         7
Wheeling, IL
351 North Rohlwing Rd.    1993           1989          2,015     3.3%    100.0%        61,440       30.49         1
Itasca, IL                                             -----     ----                  ------       -----        --

TOTAL                                                  61,183   100.0%                $676,076      $11.05       16
                                                       ======   ======                ========      ======       ==


---------------

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

                                                                                % OF TOTAL
                               GLA OF      ANNUALIZED                             RETAIL         % OF 1997 RETAIL
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


                                  NUMBER OF UNITS           TOTAL GLA        AVERAGE GLA PER       AVERAGE MONTHLY
TYPE OF APARTMENT                   IN COMPLEX              (SQ. FT.)      APARTMENT (SQ. FT.)      RENT PER UNIT
-----------------                 ---------------           ---------      -------------------      -------------
Studio                                       48              20,208                421                $ 374
One Bedroom                                 171              99,009                579                  459
Deluxe One Bedroom                           43              29,283                681                  467
Two Bedroom                                 390             308,100                790                  533
Three Bedroom                                30              28,500                950                  656
                                            ---             -------
TOTALS:                                     682             485,100
                                            ===             =======


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


                                                                               CASH
         QUARTERLY PERIOD ENDING                 HIGH          LOW       DISTRIBUTION/SHARE
         -----------------------                 ----          ---       ------------------
         December 31, 1995...............       $23-3/8      $21-5/8          $0.390
         March 31, 1996..................        24-1/8       22               0.405
         June 30, 1996...................        27           26-1/8           0.405
         September 30, 1996..............        26-7/8       26-3/4           0.405
         December 31, 1996...............        32-3/4       30-7/8           0.405
         March 31, 1997..................        32-7/8       30-1/4           0.420
         June 30, 1997...................        31-7/8       28-1/2           0.420
         September 30, 1997..............        36-5/16      31-7/8           0.420
         December 31, 1997...............        37-1/16      31-1/4           0.420


         (b) As of March 17, 1998, there were approximately 142 holders of record of the Company's Common Shares.

         (c) Cash distributions paid on the Company's Class B Common Shares, which are non-voting and are not publicly traded, were $0.4167 per share per quarter for the last three quarters of 1996, and $0.4325 per share per quarter in 1997.

ITEM 6.

                       SELECTED HISTORICAL FINANCIAL DATA

         The following tables set forth, on a historical basis, Selected Financial Data for the Company. The following table should be read in conjunction with the historical financial statements of the Company and "MANAGEMENT DISCUSSION AND ANALYSIS STATEMENTS OF THE COMPANY AND RESULTS OF OPERATION," both included elsewhere in this Form 10-K/A.

         As discussed in Note 2 to the financial statements, the Company determined that it had recognized certain participation, assignment, consulting and financing fees in periods in advance of that permitted and has revised previously issued financial statements. Accordingly, the financial statements and the Selected Financial Data for the year ended December 31, 1997 shown below have been revised.

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

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                            1997
                                                           REVISED          1996          1995           1994           1993
                                                           -------          ----          ----           ----           ----
Operating Data:
   Revenues                                              $  85,588      $  63,330      $  46,952      $  33,633      $   9,068

  Expenses:
    Operating expenses excluding depreciation and
     amortization (1)                                      (29,182)       (20,751)       (14,774)       (11,442)        (4,124)
    Depreciation and other amortization                    (15,278)       (10,648)        (8,456)        (6,176)        (2,539)
    General and administrative                              (3,105)        (2,567)        (2,150)        (1,573)        (3,223)
     Interest expense:
        Interest incurred, net                             (10,071)        (9,865)       (11,562)       (11,073)        (3,808)
        Amortization of deferred financing costs              (800)        (1,127)        (1,150)          (976)          (228)
                                                         ---------      ---------      ---------      ---------      ---------
  Operating income (loss)                                   27,152         18,372          8,860          2,393         (4,854)
     Other income (expense) (2)                                108           (100)           (16)           (34)           (76)
                                                         ---------      ---------      ---------      ---------      ---------
  Income (loss) before extraordinary item                   27,260         18,272          8,844          2,359         (4,930)
     Extraordinary item                                         --         (3,331)          (632)            --             --
                                                         ---------      ---------      ---------      ---------      ---------
  Net income (loss)                                         27,260         14,941          8,212          2,359         (4,930)
  Preferred dividend                                          (901)          (947)        (1,002)            --             --
                                                         ---------      ---------      ---------      ---------      ---------
  Net income (loss) available to common shareholders        26,359         13,994          7,210          2,359         (4,930)

  Per share net income (loss) available to
      common shareholders before extraordinary item:
         Basic                                                1.41           1.25           0.85           0.41          (3.90)
         Diluted                                              1.39           1.22           0.84           0.41          (3.90)

  Per share net income (loss) available
      to common shareholders:
         Basic                                                1.41           1.01           0.78           0.41          (3.90)
         Diluted                                              1.39           0.99           0.77           0.41          (3.90)

Balance Sheet Data (End of Period):
  Investment in real estate (before accumulated
      depreciation)                                      $ 662,275      $ 429,034      $ 317,460      $ 248,281      $ 180,396
  Net investment in real estate                            617,923        398,828        295,884        234,825        172,946







  Total assets                                             699,055        451,206        334,866        254,073        190,289
  Total debt                                               270,735        177,349        145,271        179,492        131,963
  Shareholders' equity                                     387,756        248,114        168,320         59,016         46,240

Other Data:
  Funds from Operations (3)                              $  42,684      $  30,445      $  20,492      $  13,138      $  (2,110)
  EBITDA (4)                                                53,409         39,912         30,013         20,584          1,564
  Net cash flow:
       Operating activities                                 39,411         29,552         16,473          8,976            275
       Investing activities                               (245,336)      (111,554)       (82,556)       (65,311)      (140,120)
       Financing activities                                206,507         80,194         68,541         52,837        142,443
  Distributions                                             32,046         24,065         15,953          8,775          1,295
  Return of capital portion of distribution                  3,916         12,280          8,554          4,320             --
  Number of properties included in operating                   101             76             69             53             38
      results (5)
  Ratio of earnings to fixed charges (6)                      3.24           2.33           1.63           1.19             --
  Ratio of earnings to combined fixed charges and
       preferred dividends (6)                                3.01           2.15           1.51           1.19             --

-----------------------

(1) Operating expenses include real estate taxes, repairs and maintenance, insurance and utilities and exclude interest, depreciation and amortization and general and administrative expenses.

(2) Other income (expense) includes gains and losses on property dispositions in 1997 and 1996, and other miscellaneous operating and non-operating items.

(3) Funds from Operations represents net income (loss), excluding extraordinary items, plus depreciation and amortization, convertible subordinated debenture interest and amortization of deferred financing costs on convertible subordinated debentures. Dividends on Convertible Preferred Shares for 1996 and 1995 are not excluded from net income as such shares were automatically converted to Class B Common Shares in 1996. Funds from operations is computed as follows:


                                                           1997
                                                         REVISED         1996         1995           1994         1993
                                                         -------         ----         ----           ----         ----

         Net income (loss) available to common
              shareholders                               $26,359       $14,941       $ 8,212       $ 2,359       ($4,930)
         Extraordinary item                                              3,331           632            --            --
         Depreciation and amortization                    15,278        10,648         8,456         6,176         2,540
         Amortization of deferred financing costs,
              debentures                                      48            67           135           267            13
         Convertible subordinated debenture                  999         1,385         3,057         4,336           267
              interest
         Loss on disposition of properties                                  73            --            --            --
                                                         -------       -------       -------       -------       -------

         Funds from Operations                           $42,684       $30,445       $20,492       $13,138       ($2,110)
                                                         =======       =======       =======       =======       =======


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

(5) Increase in number of properties in 1994 reflects the acquisition of 15 properties throughout 1994. Increase in number of properties in 1995 reflects acquisition of 16 properties throughout 1995. Increase in number of properties in 1996 reflects acquisition of 15 properties and the disposition of 8 properties throughout 1996. Increase in number of properties in 1997 reflects the acquisition of 21 properties, the completion of 7 developments, and the disposition of 3 properties throughout 1997. See "MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

         The Company announced in the 3rd quarter 1999 that it was restating previously audited and unaudited financial statements for the years 1997, 1998 and 1999. See Exhibit 99 to this Form 10-K/A.

         The revision reflects the recognition of gains, for financial reporting purposes, on certain completed sales structured as tax-deferred exchanges under
Section 1031 of the Internal Revenue Code, where gains are not recognized for tax purposes. Secondly, the revision reflects the timing of gain recognition from other property sales related to the Company's development activity. While the timing of the reported gains from these latter transactions has been shifted, the aggregate gain remains unchanged and no cash or tax effect has resulted. As of the 3rd quarter 1999, all gains have been recognized.


         The results of the Company reflect cumulative significant acquisition, build-to-suit and redevelopment activities. Since 1989, the Company has grown its portfolio of owned properties from 6 properties, with approximately 1.9 million square feet, to 101 properties with approximately 22.7 million square feet as of December 31, 1997. This total excludes properties under development and mortgage investments. Through the issuance of mortgages on properties and build-to-suit projects under development, the Company has a total of 109 property investments, excluding the parking lot, representing approximately 25 million square feet.

         The Company grew its total property investments by 52% in 1997, which includes build-to-suits in progress and mortgage investments. In addition, the Company grew its portfolio of owned properties by 60.3% during the year by concluding twenty-one warehouse/industrial property acquisitions and seven warehouse/industrial build-to-suit properties. The Company disposed of two warehouse/industrial properties and one office property in 1997. The Company's total increase in owned warehouse/industrial area, net of dispositions, was 8.6 million square feet.

         Despite its growth in property investments and Funds from Operations during 1997, the Company improved its EBITDA/ Debt Service Coverage to 5.3 to 1. Also, as of December 31, 1997, the Company maintained a conservative Debt to Total Market Capitalization of 25.1%.

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

         Finally, the historical results of the Company reflect the Company's significant property redevelopment and development activities in which substantial capital costs and related expenses were incurred in advance of receipt of rental income. At December 31, 1997, the Company and its subsidiaries had $42 million invested in build-to-suit projects under development which were not producing income as of the end of the year. Four of the Company's properties preceding the Company's initial public offering in 1993, with a total area of approximately 1.9 million square feet, were property redevelopments. The Company has added nine properties totaling 4.5 million square feet that the Company has redeveloped or is currently holding the property to redevelop. Redevelopments are typically larger properties that are acquired, subdivided and released. During construction, certain costs are capitalized; however, in certain circumstances, such costs are expended after completion but prior to leasing, resulting in a decline in net income.

RESULTS OF OPERATIONS

  COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         Total revenues increased by $22.3 million or 35.1% over the same period last year. The revenues of the Company are derived primarily from base rents and additional rents from expense reimbursements, pursuant to the terms of tenant leases for occupied space at the warehouse/industrial properties. Warehouse/industrial properties represented approximately 98% of the gross leasable area of the Company's portfolio as of December 31, 1997.

         Operating and investment revenue increased by $23.8 million in 1997. This was due in part to a full period of income from thirteen warehouse/industrial properties totaling 3.3 million square feet acquired in 1996 net of seven property dispositions. Also, this increase was attributable to twenty-one properties acquired totaling 7.1 million square feet and seven build-to-suit properties coming on-line totaling 1.6 million square feet in 1997, net of three property dispositions. The initial annualized minimum net rental income from the 1997 acquisition and completed build-to-suit properties is approximately $25 million.

         Real estate fee income primarily consisting of fees earned by the Company in connection with its build-to-suit and development activities and third party management fees decreased by $2.6 million. The Company's equity in net income of affiliate increased by $1.1 million due to the affiliate's increase in property and build-to-suit sales. The Company's unconsolidated affiliate, CenterPoint Realty Services, began operations during the third quarter of 1995 and did not recognize income from development activities until 1996.

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

         Real estate tax expense and property operating and leasing expense increased by $8.4 million, from $20.8 million in 1996 to $29.2 million in 1997. $5.2 million of the increase is due to real estate taxes. The majority of the real estate tax increase, $5.0 million, resulted from 1995 and 1996 acquisitions and the balance, $0.2 million, from net tax increases throughout the portfolio with the largest increase in Cook County, Illinois. Property operating and leasing expenses, including insurance, utilities, repairs and maintenance and property management costs increased at levels comparable to the level of acquisitions. Also, property operating and leasing costs as a percentage of total revenues increased only slightly from 14.0% to 14.1% when comparing 1996 to 1997.

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

         As a result of the factors described above, income before extraordinary item increased by $9.0 million from $18.3 million in 1996 to $27.3 million in 1997, an increase of 49.2%. Earnings before interest, income taxes, depreciation and amortization increased by $13.5 million, from $39.9 million in 1996 to $53.4 million in 1997.

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

         Acquisitions, construction in progress on development projects, advances to affiliate, advances on mortgage notes receivable, advances to affiliate and improvements and additions to properties of approximately $226.5 million for 1997 were funded with borrowings under the Company's unsecured line of credit totaling $211.7 million, a portion of proceeds from the disposition of real estate of $13.5 million, repayment of mortgage notes receivable of $5.7 million and a portion of the net proceeds from the March 6, 1997 public offering of common shares.

         At December 31, 1997, the Company's debt constituted approximately 25.1% of its fully diluted market capitalization. Also, the Company's coverage ratio remained high at 5.3 to 1. The Company's fully diluted equity market capitalization was approximately $774 million, and its fully diluted total market capitalization exceeded $1.0 billion. The Company's leverage ratios benefited during 1997 from the conversion of approximately $2.6 million of its 8.22% Convertible Subordinated Debentures, due 2004, to 144,640 common shares.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K/A for the financial statements and financial statement schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Item 10 is incorporated herein pursuant to General Instruction G to Form 10-K/A by referencing the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

         Item 11 is incorporated herein pursuant to General Instruction G to Form 10-K/A by referencing the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Item 12 is incorporated herein pursuant to General Instruction G to Form 10-K/A by referencing the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Item 13 is incorporated herein pursuant to General Instruction G to Form 10-K/A by referencing the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         The following documents are filed as part of this report:

                  (1)(2) The consolidated financial statements and related schedules indicated in Part II, Item 8, "Financial Statements and Supplementary Data."

                  (3) Exhibit 12-1 - Computation of Ratio of Combined Earnings to Fixed Charges

                  (4) Exhibit 12-2 - Computation of Ratio of Combined Earnings to Fixed Charges and Preferred Dividends

                  (5)      Exhibit 27 - Financial Data Schedule

                  (6)      Exhibit 99 - Press release dated September 28, 1999.

                  The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (File No. 33-69710), referencing the exhibit numbers used in such Registration Statement:

                  Exhibit
                  Number   Description
                  -------  -----------
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

                  10.10    Indemnification Agreement among John S. Gates, Jr.,
                           Capital and Regional Properties and the Company

                  10.11    Indemnification Agreement among Robert L. Stovall,
                           Michael M. Mullen and the Company

                  10.12 Indemnification Agreement between David Kahnweiler and the Company

                  The following exhibits are incorporated by reference from Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (File No. 33-69710), referencing the exhibit numbers used in such Amendment No. 2:

                  Exhibit
                  Number   Description
                  -------  -----------
                  10.1     Stock Option Plan

                  The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (File No. 33-85440), referencing the numbers used in such Registration
                  Statement:

                  Exhibit
                  Number   Description
                  -------  -----------
                  10.32    Registration Rights Agreement between the Company and
                           Corum Zeller Venture

                  10.38    Promissory Note from the Company to the Prudential
                           Insurance Company of America

                  10.39 Mortgage, Security Agreement and Fixture Filing relating to the Promissory Note form the Company to The Prudential Insurance Company of America

                  The following exhibits are incorporated by reference from the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1995, referencing the numbers used in such Form 10-Q:

                  Exhibit
                  Number   Description
                  -------  -----------
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

                  4.4      Bonus Stock Grant Agreement between the Company and
                           Robert L. Stovall

                  4.5 Series A Preferred Stock Purchase Agreement between the Company and LaSalle Advisors Limited Partnership

                  4.6      Registration Rights Agreement between the Company and
                           LaSalle Advisors Limited Partnership

                  The following exhibits are incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1995, referencing the numbers used in such Form 10-K:

                  Exhibit Number             Description
                  --------------             -----------
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

                  10.3(h)                    Assignment and Assumption of Mortgage and Other
                                             Obligations between CP Financing Trust and Great
                                             Lakes Industrial Partners, L.P.

                  10.3(i)                    Assignment and Assumption of Tenant Leases and
                                             Contracts between CP Financing Trust and the Company

                  10.3(j)                    Assignment and Assumption of Tenant Leases and
                                             Contracts between CP Financing Trust and Great Lakes
                                             Industrial Partners, L.P.

                  The following exhibit is incorporated by reference from the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1996, referencing the number used in such Form 10-Q:

                  Exhibit Number             Description
                  --------------             -----------
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

                  The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-18235), referencing the exhibit numbers used in such Form S-3:

                  Exhibit Number             Description
                  --------------             -----------
                  4.3                        Form of Senior Securities Indenture

                  4.4                        Form of Subordinated Securities Indenture

                  The following exhibits are incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1996, referencing the numbers used in such Form 10-K:

                  Exhibit Number             Description
                  --------------             -----------
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

                  4                          Form of certificate representing Series A Preferred
                                             Shares of beneficial interest in the Registrant

                  The following exhibits are incorporated by reference from the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1997, referencing the numbers used in such Form 10-Q:

                  Exhibit Number             Description
                  --------------             -----------
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

         (d)      Not applicable.
(1)     Exhibit 99 - Press release dated September 28, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CENTERPOINT PROPERTIES TRUST,
                                   a Maryland corporation


                             By:     /s/ John S. Gates, Jr.
                                   ---------------------------------------
                                   John S. Gates, Jr., President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

                             By:     /s/ Paul S. Fisher
                                   ---------------------------------------
                                   Paul S. Fisher, Executive Vice
                                   President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                          NAME AND TITLE                        DATE
---------                          --------------                        ----

/s/ Martin Barber              Martin Barber, Chairman               Dec. 29, 1998
-----------------------------  and Trustee


/s/ John S. Gates, Jr.         John S. Gates, Jr., President         Dec. 29, 1998
-----------------------------  Chief Executive Officer and
                               Trustee


/s/ Robert L. Stovall          Robert L. Stovall, Vice               Dec. 29, 1998
-----------------------------  Chairman and Trustee


/s/ Nicholas C. Babson         Nicholas C. Babson, Trustee           Dec. 29, 1998
-----------------------------


/s/ Alan D. Feld               Alan D. Feld, Trustee                 Dec. 29, 1998
-----------------------------


/s/ John J. Kinsella           John J. Kinsella, Trustee             Dec. 29, 1998
-----------------------------


/s/ Thomas E. Robinson         Thomas E. Robinson,                   Dec. 29, 1998
-----------------------------  Trustee

                          CENTERPOINT PROPERTIES TRUST
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                                       Page(s)
Consolidated Financial Statements:

         Report of Independent Accountants.......................................................        F-2

         Consolidated Balance Sheets as of December 31, 1997 and 1996............................        F-3

         Consolidated Statements of Operations for the years ended
           December 31, 1997, 1996 and 1995......................................................        F-4

         Consolidated Statements of Shareholders' Equity for
           the years ended December 31, 1997, 1996 and 1995......................................        F-5

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995......................................................        F-6

         Notes to Consolidated Financial Statements..............................................    F-7 to F-21

Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts.........................................        F-22

         Schedule III - Real Estate and Accumulated Depreciation.................................    F-23 to F-28

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of CenterPoint Properties Trust

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CenterPoint Properties Trust and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the financial statements as of December 31, 1997 and for the year then ended have been revised with respect to the timing of recognition of certain fees.

                                            PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 10, 1998
except for Note 2 for which the date is November 15, 1999

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                     ASSETS
                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                                   1997
                                                                                  REVISED           1996
                                                                                  -------           ----
Assets:
   Investment in real estate:
     Land and leasehold                                                          $ 124,011       $  72,004
     Buildings                                                                     418,303         284,626
     Building improvements                                                          64,372          43,583
     Furniture, fixtures, and equipment                                             13,912          10,429
     Construction in progress                                                       41,677          18,392
                                                                                 ---------       ---------
                                                                                   662,275         429,034
     Less accumulated depreciation and amortization                                 44,352          30,206
                                                                                 ---------       ---------
       Net investment in real estate                                               617,923         398,828

   Cash and cash equivalents                                                         1,652           1,070
   Restricted cash and cash equivalents                                             36,509             977
   Tenant accounts receivable, net                                                  12,416          10,193
   Mortgage notes receivable                                                         9,668          22,665
   Investment in and advances to affiliate                                          11,107           9,673
   Prepaid expenses and other assets                                                 3,119           3,630
   Deferred expenses, net                                                            6,661           4,170
                                                                                 ---------       ---------
                                                                                 $ 699,055       $ 451,206
                                                                                 =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable                                                        $  85,755       $ 114,451
   Line of credit                                                                   97,700          46,100
   Bonds payable                                                                    75,540
   Convertible subordinated debentures payable                                      11,740          14,380
   Notes payable                                                                     2,418
   Preferred dividends payable                                                         901
   Accounts payable                                                                 10,311           4,130
   Accrued expenses                                                                 24,593          17,914
   Rents received in advance and security deposits                                   4,759           3,700
                                                                                 ---------       ---------
                                                                                   311,299         203,093
                                                                                 ---------       ---------

Commitments and contingencies

Shareholders' equity:
   Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 and 0 issued and outstanding, respectively,
     having a liquidation preference of $25 per share ($75,000)                          3
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
     authorized; 16,891,951 and 14,333,231 issued and outstanding, respectively         17                  14
   Class B common shares of beneficial interest, $.001 par value, 2,272,727
     shares authorized; 2,272,727 issued and outstanding                                 2                   2
   Additional paid-in-capital                                                      420,743             276,142
   Retained earnings (deficit)                                                     (32,512)            (27,726)
   Unearned compensation - restricted stock                                           (497)               (319)
                                                                                 ---------           ---------
     Total shareholders' equity                                                    387,756             248,113
                                                                                 ---------           ---------
                                                                                 $ 699,055           $ 451,206
                                                                                 =========           =========

       The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
                                                                   1997
                                                                 REVISED             1996               1995
                                                                 -------             ----               ----
Revenue:
   Operating and investment revenue:
     Minimum rents                                              $ 57,878           $ 42,107           $ 34,066
     Straight-line rents                                           2,732              2,087              1,349
     Expense reimbursements                                       18,228             11,413              8,781
     Mortgage interest income                                      2,098              1,514                 84
                                                                --------           --------           --------

       Total operating and investment revenue                     80,936             57,121             44,280
                                                                --------           --------           --------
   Other revenue:
     Real estate fee income                                        2,514              5,140              2,639
     Equity in net income of affiliate                             2,138              1,069                 33
                                                                --------           --------           --------

       Total other revenue                                         4,652              6,209              2,672
                                                                --------           --------           --------

       Total revenue                                              85,588             63,330             46,952
                                                                --------           --------           --------

Expenses:
   Real estate taxes                                              17,091             11,868              7,719
   Property operating and leasing                                 12,091              8,883              7,055
   General and administrative                                      3,105              2,567              2,150
   Depreciation and amortization                                  15,278             10,648              8,456
   Interest expense:
     Interest incurred, net                                       10,071              9,865             11,562
     Amortization of deferred financing costs                        800              1,127              1,150
                                                                --------           --------           --------

       Total expenses                                             58,436             44,958             38,092
                                                                --------           --------           --------

       Operating income                                           27,152             18,372              8,860

Other income (expense)                                               108               (100)               (16)
                                                                --------           --------           --------

Income before extraordinary item                                  27,260             18,272              8,844

Extraordinary item, early extinguishment of debt                                     (3,331)              (632)
                                                                --------           --------           --------

Net income                                                        27,260             14,941              8,212

   Preferred dividends                                              (901)              (947)            (1,002)
                                                                --------           --------           --------

Net income available to common shareholders                     $ 26,359           $ 13,994           $  7,210
                                                                ========           ========           ========

Per share net income available to common shareholders
   before extraordinary item:
     Basic                                                      $   1.41           $   1.25           $   0.85
     Diluted                                                    $   1.39           $   1.22           $   0.84

Per share net income available to common shareholders:
     Basic                                                      $   1.41           $   1.01           $   0.78
     Diluted                                                    $   1.39           $   0.99           $   0.77

Distributions per common share                                  $   1.68           $   1.62           $   1.56

        The accompanying notes are an integral part of these consolidated financial statements.

                                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                          CLASS B COMMON
                                                 PREFERRED SHARES             SHARES              COMMON SHARES
                                               --------------------    -------------------    -------------------  ADDITIONAL
                                                NUMBER                   NUMBER                NUMBER                PAID-IN
                                               OF SHARES     AMOUNT    OF SHARES    AMOUNT    OF SHARES    AMOUNT    CAPITAL
                                               ---------     ------    ---------    ------    ---------    ------    -------
Balance, January 1, 1995                               0        $0             0     $0       6,415,883        $6    $69,871
Issuance of common shares,
      less $5,160 of offering costs                                                           2,736,700         3     45,446
Shares issued for purchase of property                                                           48,261                1,122
Issuance of convertible preferred shares
      in private offering                      2,272,727         2                                                    49,998
Conversion of convertible subordinated
   debentures to common shares                                                                1,137,165         1     20,315
Shares issued for stock options exercised                                                           600                   11
Incentive share awards                                                                           17,499                  341
Director share awards                                                                             2,850                   57
Amortization of unearned compensation
Distributions declared on common shares,
   $1.56 per share
Distributions declared on convertible
        preferred shares,  $0.44 per share
Net income
                                               ---------     ------    ---------    ------    ---------    ------    -------
Balance, December 31, 1995                     2,272,727         2             0      0      10,358,958        10    187,161
   Issuance of common shares,
less $2,387 of offering costs                                                                 3,450,000         3     79,547
   Conversion of convertible preferred shares
        to Class B common shares              (2,272,727)       (2)   2,272,7272      2
   Conversion of convertible subordinated
debentures to common shares                                                                     485,680         1      8,683
   Shares issued for stock options exercised                                                     27,787                  508
   Incentive shares awards                                                                        8,290                  186
   Director shares awards                                                                         2,516                   57
   Amortization of unearned compensation
   Distributions declared on common shares,
$1.62 per share
   Distributions declared on convertible
         preferred shares,  $0.42 per share
   Distributions declared on Class B common
shares, $1.25 per share
   Net income
                                               ---------     ------    ---------    ------    ---------    ------    -------
Balance, December 31, 1996                             0         0     2,272,727      2      14,333,231        14    276,142
Issuance of common shares,
    less $4,054 of offering costs                                                             2,250,000         2     66,819
Issuance of preferred shares,
    less $3,101 of offering costs              3,000,000         3                                                    71,896
   Conversion of convertible subordinated
debentures to common shares                                                                     144,640                2,564
   Shares issued for stock options exercised                                                    149,715         1      2,873
   Incentive share awards                                                                        12,444                  392
   Director share awards                                                                          1,921                   57
   Amortization of unearned compensation
   Distributions declared on common shares,
    $1.68 per share
   Distributions declared on preferred shares,
    $0.30 per share
   Distributions declared on Class B common
    shares, $1.73 per share
   Net income - revised
                                               ---------     ------    ---------    ------    ---------    ------    -------
Balance, December 31, 1997 as revised          3,000,000        $3     2,272,727     $2      16,891,951       $17   $420,743
                                               =========     ======    =========    ======   ==========    ======   ========
                                                               UNEARNED
                                                  RETAINED   COMPENSATION-    TOTAL
                                                  EARNINGS     RESTRICTED  SHAREHOLDERS'
                                                  (DEFICIT)    SHARES         EQUITY
                                                  ---------    ------         -------
Balance, January 1, 1995                          ($10,861)       $0          $59,016
Issuance of common shares,
      less $5,160 of offering costs                                            45,449
Shares issued for purchase of property                                          1,122
Issuance of convertible preferred shares
      in private offering                                                      50,000
Conversion of convertible subordinated
   debentures to common shares                                                 20,316
Shares issued for stock options exercised                                          11
Incentive share awards                                          (341)
Director share awards                                                              57
Amortization of unearned compensation                             90               90
Distributions declared on common shares,
   $1.56 per share                                 (14,951)                   (14,951)
Distributions declared on convertible
        preferred shares,  $0.44 per share          (1,002)                    (1,002)
Net income                                           8,212                      8,212
                                                   -------     ------         -------
Balance, December 31, 1995                         (18,602)     (251)         168,320
   Issuance of common shares,
less $2,387 of offering costs                                                  79,550
   Conversion of convertible preferred shares
        to Class B common shares
   Conversion of convertible subordinated
debentures to common shares                                                     8,684
   Shares issued for stock options exercised                                      508
   Incentive shares awards                                      (186)
   Director shares awards                                                          57
   Amortization of unearned compensation                         118              118
   Distributions declared on common shares,
$1.62 per share                                    (20,277)                   (20,277)
   Distributions declared on convertible
         preferred shares,  $0.42 per share           (947)                      (947)
   Distributions declared on Class B common
shares, $1.25 per share                             (2,841)                    (2,841)
   Net income                                       14,941                     14,941
                                                   -------     ------         -------
Balance, December 31, 1996                         (27,726)     (319)         248,113
Issuance of common shares,
    less $4,054 of offering costs                                              66,821
Issuance of preferred shares,
    less $3,101 of offering costs                                              71,899
   Conversion of convertible subordinated
debentures to common shares                                                     2,564
   Shares issued for stock options exercised                                    2,874
   Incentive share awards                                       (392)
   Director share awards                                                           57
   Amortization of unearned compensation                         214              214
   Distributions declared on common shares,
    $1.68 per share                                (27,221)                   (27,221)
   Distributions declared on preferred shares,
    $0.30 per share                                   (901)                      (901)
   Distributions declared on Class B common
    shares, $1.73 per share                         (3,924)                    (3,924)
   Net income - revised                             27,260                     27,260
                                                   -------     -----         --------
Balance, December 31, 1997 as revised             ($32,512)    ($497)        $387,756
                                                  ========     =====         ========


        The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                    ------------------------
                                                                        1997
                                                                       REVISED                1996                1995
                                                                       -------                ----                ----
Cash flows from operating activities:
     Net income                                                       $  27,260           $  14,941           $   8,212
     Adjustments to reconcile net income to net
           cash provided by operating activities:
         Extraordinary item-early extinguishment of debt                                      3,331                 632
         Bad debts                                                          279                 462                 433
         Depreciation                                                    14,275              10,199               8,161
         Amortization of deferred financing costs                           800               1,127               1,150
         Other amortization                                               1,003                 449                 295
         Straight-line rents                                             (2,732)             (2,087)             (1,349)
         Incentive stock awards                                             271                 175                 147
         Interest on converted debentures                                    12                  77                 235
         Equity in net income of affiliate                               (2,138)             (1,069)                (33)
         (Gain) / loss on disposal of real estate                          (140)                 60
         Net changes in:
             Tenant accounts receivable                                    (973)                197              (2,654)
             Prepaid expenses and other assets                              (21)               (937)               (293)
             Rents received in advance and security deposits                317                 589                 119
             Accounts payable and accrued expenses                        1,198               2,036               1,418
                                                                        -------             -------             -------
Net cash provided by operating activities                                39,411              29,552              16,473
                                                                        -------             -------             -------
Cash flows from investing activities:
     Change in restricted cash and cash equivalents                     (35,532)                325                   5
     Acquisition of real estate                                        (122,090)            (85,268)            (61,881)
     Construction in progress                                           (42,311)            (17,063)
     Improvements and additions to properties                           (42,441)            (12,575)             (5,031)
     Disposition of real estate                                          13,510              18,991               2,384
     Change in deposits on acquisitions                                   1,303               1,037                (502)
     Issuance of mortgage notes receivable                                                  (18,523)             (9,588)
     Repayment of mortgage notes receivable                               5,670               5,543
     Investment in and advances to affiliate                            (19,639)             (1,048)             (5,324)
     Receivables from affiliates and employees                               (3)                106                 274
     Additions to deferred expenses                                      (3,803)             (3,079)             (2,893)
                                                                        -------             -------             -------
Net cash used in investing activities                                  (245,336)           (111,554)            (82,556)
                                                                        -------             -------             -------
Cash flows from financing activities:
     Proceeds from sale of preferred shares                              75,000                                  50,000
     Proceeds from sale of common shares                                 73,749              82,445              50,620
     Offering costs paid                                                 (7,155)             (2,387)             (4,386)
     Proceeds from line of credit                                       211,650              46,100
     Repayment of line of credit                                       (160,050)
     Proceeds from issuance of bonds payable                             55,000              45,882              50,000
     Repayments of mortgage notes payable                                (8,156)            (62,705)            (63,930)
     Repayments of notes payable                                         (2,385)               (123)               (112)
     Distributions                                                      (31,145)            (29,017)            (13,650)
     Conversion of convertible subordinated
      debentures payable                                                     (1)                 (1)                 (1)
                                                                        -------             -------             -------
Net cash provided by financing activities                               206,507              80,194              68,541
                                                                        -------             -------             -------
Net change in cash and cash equivalents                                     582              (1,808)              2,458
Cash and cash equivalents, beginning of the year                          1,070               2,878                 420
                                                                        -------             -------             -------
Cash and cash equivalents, end of year                                $   1,652           $   1,070           $   2,878
                                                                        =======             =======             =======

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

2.       REVISION

         During the third quarter of 1999, the Company determined that it had recognized certain participation, assignment, consulting and financing fees in 1997 in advance of that permitted and has revised previously issued financial statements accordingly. The financial statement revisions effect only the timing of fee revenue recognition and HAVE NO EFFECT ON PREVIOUSLY REPORTED CASH FLOW or on the total fee revenue to be recognized.

         The effect of this revised reporting on the Company's condensed balance sheet, condensed statement of operations, net income and earnings per share for the year ended December 31, 1997 is as follows (1996 was not affected):


                                                                             1997
                                                                          ----------
                                                               Previously               As
                                                                Reported              Revised
                                                               ----------             --------
Condensed Balance Sheets:
     Investment in real estate, net                               597,294             617,923
     Mortgage notes receivable                                     30,297               9,668
     Other assets                                                  71,684              71,464
                                                                ---------           ---------
        Total assets                                            $ 699,275           $ 699,055
                                                                =========           =========

     Long term debt                                             $ 270,735           $ 270,735
     Other liabilities                                             40,414              40,564
     Shareholders' equity                                         388,126             387,756
                                                                ---------           ---------

        Total liabilities and shareholders' equity              $ 699,275           $ 699,055
                                                                =========           =========

Condensed Statement of Operations:
     Operating and investment revenue                           $  80,625           $  80,936
     Other revenue                                                  5,333               4,652
                                                                ---------           ---------
        Total revenue                                              85,958              85,588
Operating expenses                                                (58,436)            (58,436)
                                                                ---------           ---------
Other income (expense)                                                108                 108
                                                                ----------          ----------
Net income                                                      $  27,630           $  27,260
                                                                ==========          ==========

Net income available to common shareholders per share:
Net income per share- basic                                     $    1.43           $    1.41
Net income per share- diluted                                   $    1.41           $    1.39


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Financing costs are amortized over the terms of the respective loan agreements. Deferred expenses relating to debenture conversions of $86 and $257 were charged to paid-in capital in 1997 and 1996, respectively, and fully amortized deferred expenses of $1,207 and $57 were written off in 1997 and 1996, respectively. The balances are as follows:


                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                  1997             1996
                                                                                  ----             ----
                  Deferred financing costs, net of accumulated
                     amortization of $1,081 and $823                             $2,766           $2,019
                  Deferred leasing and other costs, net of accumulated
                     amortization of $1,478 and $1,387                            3,895            2,151
                                                                                 ------           ------
                                                                                 $6,661           $4,170
                                                                                 ======           ======

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


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                             1997                   1996                1995
                                                                             ----                   ----                ----
Numerators:
    Income before extraordinary items                                    $     27,260        $     18,272        $      8,844
       Dividends on preferred shares                                             (901)                  -                   -
       Dividends on convertible preferred stock                                     -                (947)             (1,002)
                                                                         ------------        ------------        ------------

       Income available to common shareholders
          before extraordinary item - for basic and diluted EPS          $     26,359        $     17,325        $      7,842
       Extraordinary items                                                          -              (3,331)               (632)
                                                                         ------------        ------------        ------------

    Net income available to common shareholders - for
       basic and diluted EPS                                             $     26,359        $     13,994        $      7,210
                                                                         ============        ============        ============

Denominators:

    Weighted average common shares outstanding - for
          basic EPS                                                        18,634,850          13,890,049           9,236,612
       Effect of dilutive securities - options                                312,280             285,913             121,810
                                                                         ------------        ------------        ------------
    Weighted average common shares outstanding - for
          diluted EPS                                                      18,947,130          14,175,962           9,358,422
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

4.       PROPERTY ACQUISITIONS AND DISPOSITIONS

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


                                                                              PROFORMA FOR THE YEARS
                                                                              ----------------------
                                                                          ENDED DECEMBER 31, (UNAUDITED)
                                                                          ------------------------------
                                                                       1997            1996             1995
                                                                       ----            ----             ----
         Total revenues                                             $ 91,299        $ 80,294         $ 57,411
         Total expenses                                               59,108          50,103           41,764
                                                                    --------        --------         --------
         Income before extraordinary item                             32,191          30,191           15,647
         Preferred dividends                                          (6,360)         (7,307)          (1,002)
                                                                    --------        --------         --------
         Income available to common shareholders
             before extraordinary item                              $ 25,831        $ 22,884         $ 14,645
                                                                    ========        ========         ========

         Per share income available to common shareholders
             before extraordinary item:
                Basic                                               $   1.39        $   1.28         $   1.14
                Diluted                                             $   1.36        $   1.26         $   1.13

5.       MORTGAGE NOTES RECEIVABLE

         As of December 31, 1997 and 1996, the Company had notes receivable outstanding of $9,668 and $22,665, respectively, consisting of mortgage loans and construction loans. The notes bear interest from 8.25% to 11.25% and mature from March, 1998 to June, 2010.


         As of December 31, 1997 mortgage notes receivable mature as follows:


         1998....................................................                   $     17
         1999....................................................                         24
         2000....................................................                      8,782
         2001....................................................                         41
         2002....................................................                         50
         Thereafter..............................................                        754
                                                                                    --------
                  Total.........................................                    $  9,668
                                                                                    ========

         Based on borrowing rates available at the end of 1997 and 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes receivable approximates the carrying values.

         Land and buildings have been pledged as collateral for the above notes receivable.

6.       INVESTMENT IN AND ADVANCES TO AFFILIATE

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

         Certain revisions to the Company's previously issued financial statements described in Note 2 are derived from revisions to the 1997 financial statements of CRS. Accordingly, the summarized financial information of CRS as of December 31, 1997 and for the year then ended (shown below) have been revised.

Summarized financial information of CRS is shown below.


Balance Sheets:


                                                     DECEMBER 31,
                                                     ------------
                                                 1997
                                               REVISED          1996
                                               -------          ----
Assets:
     Investment in real estate                $ 11,140        $ 10,024
     Notes receivable                               59
     Other assets                                  832           1,050
                                              --------        --------
                                              $ 12,031        $ 11,074
                                              ========        ========

Liabilities:
     Note payable to affiliate                $  7,868        $  6,333
     Other liabilities                             929           3,566
                                              --------        --------
                                                 8,797           9,899

Stockholder's equity                             3,234           1,175
                                              --------        --------
                                              $ 12,031        $ 11,074
                                              ========        ========


Statements of Operations:


                                              YEARS ENDED DECEMBER 31,
                                              ------------------------
                                                1997
                                               REVISED          1996
                                               -------          ----
Total Income                                  $ 40,092        $ 16,000
Operating Expenses                             (36,627)        (14,261)
Provision for income taxes                      (1,305)           (659)
                                              --------        --------

Net income                                    $  2,160        $  1,080
                                              ========        ========

7.       MORTGAGE NOTES PAYABLE

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


As of December 31, 1997 mortgage notes mature as follows:

         1998....................................................................    $  3,500
         1999....................................................................      30,000
         2000....................................................................         575
         2001....................................................................           0
         2002....................................................................      50,000
         Thereafter..............................................................      77,220
                                                                                     --------
                  Total..........................................................    $161,295
                                                                                     ========

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

8.       LINE OF CREDIT

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

9.       EXTRAORDINARY ITEM

         In 1996 and 1995, the Company incurred losses of $3,331 (per share - basic $0.24; diluted $0.23) and $632 (per share - basic $0.07; diluted $0.07), respectively, representing a write off of unamortized deferred financing costs as a result of early extinguishment of certain debt obligations.

10.      CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE

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

11.      RELATED PARTY TRANSACTIONS

         In December 1997, the Company purchased a fully leased building, located in Des Plaines, Illinois, from a partnership, in which one of the Company's Senior Officers and a Company Director were limited partners, for approximately $4.7 million. In June, 1996, the Company acquired three properties in which the Company's Chief Operations Officer and Director, and the Company's Executive Vice President of Acquisitions during 1996 had an interest and, in which they, continue to own an insignificant interest in two of the properties. The three properties were purchased for an aggregate amount of approximately $24.6 million. The above transactions satisfied the Company's investment criteria and were approved by the Company's independent directors.

         Notes payable at December 31, 1997 and 1996 includes amounts payable to related parties as a consequence of properties acquired and settlement of tax reimbursement obligations of the Company during 1996 totaling $33 and $483, respectively.

12.      SHAREHOLDERS' EQUITY

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

         The options granted are at fair market value on the date of grant, are for 10 year terms and become exercisable in 20% annual increments after one year from date of grant. Option activity for the three years ended December 31, 1997 is as follows:

                                                         1997                  1996                  1995
                                                         ----                  ----                  ----
                                                           WEIGHTED              WEIGHTED               WEIGHTED
                                                            AVERAGE               AVERAGE                AVERAGE
                                                           EXERCISE              EXERCISE               EXERCISE
                                                   SHARES    PRICE       SHARES    PRICE       SHARES     PRICE
                                                   ----------------      ----------------      -----------------
Outstanding at beginning of year                   683,480  $19.20       606,839  $18.59      494,460   $18.37
   Granted                                         241,769   31.38       104,428   22,50      112,979    19.55
   Exercised                                      (149,715)  19.19       (27,787)  18.28         (600)   18.25
   Expired                                         (34,865)  24.73             -                    -
                                                  --------               -------              -------
Outstanding at end of year                         740,669  $22.92       683,480  $19.20      606,839   $18.59
                                                  ========               =======              =======

Exercisable at end of year                         327,137               282,784              189,084

Available for future grant at year end             584,229               791,133              145,561

Weighted average per share fair value of
   options granted during the year                   $3.65                 $2.43                $2.41


         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                   1997             1996              1995
                                                                   ----             ----              ----
         Risk free interest rate                                   6.4%             6.1%              7.0%
         Dividend yield                                            6.5%             6.5%              6.5%
         Expected lives                                         6 years          6 years           6 years
         Expected volatility                                      17.5%            17.4%             17.4%

         The following table summarized information about stock options at December 31, 1997:

                                 OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                                 -------------------                                     -------------------
                                                 WEIGHTED
                                                  AVERAGE           WEIGHTED                         WEIGHTED
                                  NUMBER         REMAINING           AVERAGE         NUMBER           AVERAGE
             RANGE OF           OUTSTANDING     CONTRACTUAL         EXERCISE       EXERCISABLE       EXERCISE
          EXERCISE PRICE        AT 12/31/97         LIFE             PRICE         AT 12/31/97        PRICE
          --------------        -----------     -----------        ---------       -----------       --------
         $18.25-$31.50            740,669        7.8 years           $22.92           327,137          $18.66

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

                                                                        Year ended December 31,
                                                                 (in thousands, except per share data)
                                                                  -----------------------------------
                                                             1997                1996            1995
                                                             ----                ----            ----
Net income available to common shareholders
    As reported                                             $26,359            $13,994         $7,210
    Pro forma                                               $26,221             13,901          7,169

Per share net income available to common shareholders
    As reported
       Basic                                                   1.41               1.01           0.78




       Diluted                                                 1.39               0.99           0.77

    Pro forma
       Basic                                                   1.41               1.00           0.78
       Diluted                                                 1.38               0.98           0.77

14.      FUTURE RENTAL REVENUES

         Under existing noncancelable operating lease agreements as of December 31, 1997, tenants of the warehouse/industrial properties are committed to pay in aggregate the following minimum rentals:

         1998.....................................................................     $ 60,765
         1999.....................................................................       52,448
         2000.....................................................................       43,926
         2001.....................................................................       35,683
         2002.....................................................................       29,339
         Thereafter...............................................................       88,670
                                                                                       --------
                 Total............................................................     $310,831
                                                                                       ========

         At December 31, 1997, 630 of the total 682 apartments available for rental at the Lakeshore Dunes property were leased. Lease terms are generally for one year.

         No single tenant represented more than 10% of consolidated minimum rents in 1997, 1996 and 1995.

15.      SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                               -----------------------
                                                                                       1997             1996             1995
                                                                                       ----             ----             ----
         Supplemental disclosure of cash flow information:
                  Interest paid, net of interest capitalized                           $  11,820        $  10,603        $  13,344
                  Interest capitalized                                                       893              142               20
                  Dividends declared, not paid                                               901                -            4,952
                  Assignment of note receivable to affiliate                               4,650                -                -
                  Repayment of advance from affiliate
                       with real estate at book value                                     24,993                -                -

         In conjunction with the property acquisitions, the Company assumed the following assets and liabilities:

                  Purchase of real estate                                              $ 125,352        $ 103,532        $  65,828
                  Liabilites, net of other assets                                         (3,262)          (4,956)          (2,250)
                  Mortgage notes payable                                                                  (13,308)            (575)
                  Issuance of Common Stock                                                                                  (1,122)
                                                                                       ---------        ---------        ---------
                  Acquisition of real estate                                           $ 122,090        $  85,268        $  61,881
                                                                                       =========        =========        =========
         In  conjunction with the property dispositions, the Company disposed of the following assets and liabilities:

                  Sale of real estate                                                  $ (12,877)       $ (22,481)       $  (2,429)
                  Liabilities, net of other assets                                          (633)           1,421               45
                  Mortgage notes payable                                                                    2,069
                                                                                       ---------        ---------        ---------
                  Disposition of real estate                                           $ (13,510)       $ (18,991)       $  (2,384)
                                                                                       =========        =========        =========




         Conversion of convertible subordinated debentures payable:

                  Convertible subordinated dentures converted                          $   2,640        $   8,864        $  20,754
                  Common shares issued at $18.25 per share;
                      144,640, 485,680 and 1,137,165                                       2,639            8,863           20,753
                                                                                       ---------        ---------        ---------
                  Cash disbursed for fractional shares                                 $       1        $       1        $       1
                                                                                       =========        =========        =========

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
CenterPoint Properties Trust


         Our report on the consolidated financial statements of CenterPoint Properties Trust and Subsidiaries is included as page F-2 of this Form 10-K/A. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the Index to Consolidated Financial Statements on page F-1 of this Form 10-K/A.

         In our opinion, these revised financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Chicago, Illinois                                     PRICEWATERHOUSECOOPERS LLP
November 15, 1999

CENTERPOINT PROPERTIES TRUST
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                    SCHEDULE II
                                              (DOLLARS IN THOUSANDS)

                                          BEGINNING    CHARGE TO COST                                      ENDING
                                           BALANCE      AND EXPENSES      RECOVERIES     DEDUCTIONS(a)     BALANCE
                                          ---------    --------------     ----------     -------------     -------
DESCRIPTION
-----------
For year ended December 31, 1997:
  Allowance for doubtful accounts               $748               $279        $ -               ($755)         $272
For year ended December 31, 1996:               ====                ===        ===               ======          ===
  Allowance for doubtful accounts                500                462          -                (214)          748
For year ended December 31, 1995:                ===                ===        ===                =====          ===
  Allowance for doubtful accounts               $120               $433          -                 (53)         $500
                                                ====               ====        ===                 ===          ====

---------------------------
NOTE:    (a) Deductions represent write-off of accounts receivable against the allowance for doubtful accounts.

          CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES       SCHEDULE III
               REAL ESTATE AND ACCUMULATED DEPRECIATION
                        AS OF DECEMBER 31, 1997

                                            INITIAL COSTS            COSTS CAPITALIZED          GROSS AMOUNTS AT WHICH
                                        ---------------------    SUBSEQUENT TO ACQUISITION     CARRIED AT CLOSE OF PERIOD
                                                BUILDINGS AND  -----------------------------   --------------------------
                          ENCUMBRANCES          IMPROVEMENTS         BUILDINGS AND  CARRYING              BUILDINGS AND
DESCRIPTION                   (e)         LAND      (a)        LAND  IMPROVEMENTS   COSTS (b)    LAND      IMPROVEMENTS  TOTAL(c)(d)
--------------------      ------------  -------   -----------  ----  -------------  ---------  -------    -------------  -----------
WAREHOUSE/INDUSTRIAL
  PROPERTIES:

425 W. 151st Street
  East Chicago, IN                      $  252    $ 1,805      $ 33    $ 4,410       $ 1,155   $  285        $ 7,370       $ 7,655
201 Mississippi Street
  Gary, IN                 $50,000(h)      807      9,948       275     14,697                  1,082         24,645        25,727
1201 Lunt Avenue
  Elk Grove Village, IL           (h)       57        146                    4                     57            150           207
620 Butterfield Road
  Mundelein, IL             30,000(g)      335      1,974        61                               396          1,974         2,370
1319 Marquette Drive
  Romeoville, IL                  (h)      948      2,530                    7                    948          2,537         3,485
900 E. 103rd Street
  Chicago, IL                            2,226     10,693                3,631                  2,226         14,324        16,550
1520 Pratt Avenue
  Elk Grove Village, IL           (h)      498      1,558                    6                    498          1,564         2,062
1850 Greenleaf
  Elk Grove Village, IL                    509      1,386                    1                    509          1,387         1,896
2743 Armstrong Court
  Des Plaines, IL                        1,320      2,679                  133                  1,320          2,812         4,132
5990 Touhy Avenue
  Niles, IL                              2,047      8,509                1,073                  2,047          9,582        11,629
950 Tower Road
  Mundelein, IL                   (h)      171        778                  131                    171            909         1,080
2339 Ernie Krueger Court
  Waukegan, IL                    (g)      158      1,819                                         158          1,819         1,977
4501 W. Augusta Blvd.
  Chicago, IL                              175      4,988                  700                    175          5,688         5,863
1800 Industrial Drive
  Libertyville, IL                (h)      673      3,741       395      4,452                  1,068          8,193         9,261
1400 Busse Road
  Elk Grove Village, IL                    439      5,719                  277                    439          5,996         6,435
1250 Carolina Drive
  West Chicago, IL                (g)      583      3,836                  231                    583          4,067         4,650
5619 W. 115th Street
  Alsip, IL                       (h)    2,267     12,169                1,621                  2,267         13,790        16,057
825 Tollgate Road
  Elgin, IL                       (g)      712      3,584                   12                    712          3,596         4,308
720 Frontenac
  Naperville, IL                  (g)    1,014      4,055        22        102                  1,036          4,157         5,193
820 Frontenac
  Naperville, IL                  (g)      906      3,626                   17                    906          3,643         4,549
1120 Frontenac
  Naperville, IL                  (g)      791      3,164        23        612                    814          3,776         4,590
1510 Frontenac
  Naperville, IL                  (g)      621      2,485        16         69                    637          2,554         3,191
1020 Frontenac
  Naperville, IL                  (g)      591      2,363        11        214                    602          2,577         3,179
1560 Frontenac
  Naperville, IL                  (g)      508      2,034        11         66                    519          2,100         2,619

                                                                   LIFE UPON
                                                                     WHICH
                                                                  DEPRECIATION
                                                                   IN LATEST
                                                                     INCOME
                           ACCUMULATED      DATE OF       DATE    STATEMENT IS
DESCRIPTION               DEPRECIATION   CONSTRUCTION   ACQUIRED    COMPUTED
--------------------      ------------   ------------   --------  ------------
WAREHOUSE/INDUSTRIAL
  PROPERTIES:

425 W. 151st Street
  East Chicago, IN          $(2,555)    1913/1988-1990    1987        (f)
201 Mississippi Street
  Gary, IN                   (8,286)    1946/1985-1988    1985        (f)
1201 Lunt Avenue
  Elk Grove Village, IL         (19)        1971          1993        (f)
620 Butterfield Road
  Mundelein, IL                (254)        1990          1993        (f)
1319 Marquette Drive
  Romeoville, IL               (326)      1990-1991       1993        (f)
900 E. 103rd Street
  Chicago, IL                (1,710)        1910          1993        (f)
1520 Pratt Avenue
  Elk Grove Village, IL        (201)        1968          1993        (f)
1850 Greenleaf
  Elk Grove Village, IL        (178)        1965          1993        (f)
2743 Armstrong Court
  Des Plaines, IL              (354)      1989-1990       1993        (f)
5990 Touhy Avenue
  Niles, IL                  (1,140)        1957          1993        (f)
950 Tower Road
  Mundelein, IL                (109)        1979          1993        (f)
2339 Ernie Krueger Court
  Waukegan, IL                 (234)        1990          1993        (f)
4501 W. Augusta Blvd.
  Chicago, IL                  (693)      1942-1943       1993        (f)
1800 Industrial Drive
  Libertyville, IL             (761)      1992-1993       1993        (f)
1400 Busse Road
  Elk Grove Village, IL        (764)        1987          1993        (f)
1250 Carolina Drive
  West Chicago, IL             (506)      1989-1990       1993        (f)
5619 W. 115th Street
  Alsip, IL                  (1,704)        1974          1993        (f)
825 Tollgate Road
  Elgin, IL                    (462)      1989-1991       1993        (f)
720 Frontenac
  Naperville, IL               (529)        1991          1993        (f)
820 Frontenac
  Naperville, IL               (467)        1988          1993        (f)
1120 Frontenac
  Naperville, IL               (468)        1980          1993        (f)
1510 Frontenac
  Naperville, IL               (325)        1986          1993        (f)
1020 Frontenac
  Naperville, IL               (313)        1980          1993        (f)
1560 Frontenac
  Naperville, IL               (267)        1987          1993        (f)

                                            INITIAL COSTS            COSTS CAPITALIZED          GROSS AMOUNTS AT WHICH
                                        ---------------------    SUBSEQUENT TO ACQUISITION     CARRIED AT CLOSE OF PERIOD
                                                BUILDINGS AND  -----------------------------   --------------------------
                          ENCUMBRANCES          IMPROVEMENTS         BUILDINGS AND  CARRYING              BUILDINGS AND
DESCRIPTION                   (e)         LAND      (a)        LAND  IMPROVEMENTS   COSTS (b)    LAND      IMPROVEMENTS  TOTAL(c)(d)
--------------------      ------------  -------   -----------  ----  -------------  ---------  -------    -------------  -----------
1500 Shore Road
  Naperville, IL                  (g)      260      1,042         7         37                    267         1,079          1,346
800 Enterprise
  Naperville, IL                  (g)      212        849         6         25                    218           874          1,092
1651 Frontenac
  Naperville, IL                  (g)      185        742         5         19                    190           761            951
1150 Shore Road
  Naperville, IL                  (g)      184        736         5         22                    189           758            947
2764 Golfview
  Naperville, IL                  (g)      125        498         3         27                    128           525            653
920 Frontenac
  Naperville, IL                  (g)      717      2,367                  482                    717         2,849          3,566
1300 Northpoint Road
  Waukegan IL                     (h)      592      2,366                   17                    592         2,383          2,975
1 Wildlife Way
  Long Grove, IL                  (h)      530      2,122                  122                    530         2,244          2,774
900 W. University Drive
  Arlington Heights, IL           (h)      817      3,268        17         96                    834         3,364          4,198
7001 Adams Street
  Willowbrook, IL                 (h)      297      1,326                    4                    297         1,330          1,627
745 Birginal Drive
  Bensenville, IL                          601      2,406                   16                    601         2,422          3,023
21399 Torrence Avenue
  Sauk Village , IL                      1,550      6,199       557        707                  2,107         6,906          9,013
2600 N. Elmhurst Road
  Elk Grove Village, IL.          (g)      842      3,366         8         46                    850         3,412          4,262
8901 W. 102nd Street
  Pleasant Prarie, WI             (h)      900      3,608                   36                    900         3,644          4,544
8200 100th Street
  Pleasant Prarie, WI             (h)    1,220      4,890                   42                  1,220         4,932          6,152
1700 Hawthorne
  West Chicago, IL                       2,522     10,089         1         25                  2,523        10,114         12,637
1015 E. State Parkway
  Schaumburg, IL                           190        760                   13                    190           773            963
245 Beinoris Drive
  Wood Dale, IL                   (h)      168        570                    5                    168           575            743
800-1000 Chase Avenue
  Elk Grove Village, IL                  2,250      9,001      (444)        41                  1,806         9,042         10,848
750 E. 110th Street
  Chicago, IL                              335      1,340        15        331                    350         1,671          2,021
825-845 Hawthorne
  West Chicago, IL                (g)      721      2,884        23        302                    744         3,186          3,930
1700 Butterfield Road
  Mundelein, IL                   (h)      343      1,371        (1)       141                    342         1,512          1,854
1810-1820 Industrial Drive
  Libertyville, IL                (h)      407      1,629        (5)        26                    402         1,655          2,057
1733 Downs Drive
  West Chicago                    (h)      488      1,953         1         22                    489         1,975          2,464
1645 Downs Drive
  West Chicago                    (h)      508      2,033         1        470                    509         2,503          3,012
10601 Seymour Avenue
  Franklin Park, IL                      2,020      8,081       183      1,034                  2,203         9,115         11,318
11701 South Central
  Alsip, IL                              1,241      4,964        22        618                  1,263         5,582          6,845

                                                                   LIFE UPON
                                                                     WHICH
                                                                  DEPRECIATION
                                                                   IN LATEST
                                                                     INCOME
                           ACCUMULATED      DATE OF       DATE    STATEMENT IS
DESCRIPTION               DEPRECIATION   CONSTRUCTION   ACQUIRED    COMPUTED
--------------------      ------------   ------------   --------  ------------
1500 Shore Road
  Naperville, IL              (137)          1985         1993        (f)
800 Enterprise
  Naperville, IL              (111)          1985         1993        (f)
1651 Frontenac
  Naperville, IL               (97)          1978         1993        (f)
1150 Shore Road
  Naperville, IL               (96)          1985         1993        (f)
2764 Golfview
  Naperville, IL               (66)          1985         1993        (f)
920 Frontenac
  Naperville, IL              (320)          1987         1993        (f)
1300 Northpoint Road
  Waukegan IL                 (274)          1994         1994        (f)
1 Wildlife Way
  Long Grove, IL              (257)          1994         1994        (f)
900 W. University Drive
  Arlington Heights, IL       (372)          1974         1994        (f)
7001 Adams Street
  Willowbrook, IL             (146)          1994         1994        (f)
745 Birginal Drive
  Bensenville, IL             (272)          1974         1994        (f)
21399 Torrence Avenue
  Sauk Village , IL           (737)          1987         1994        (f)
2600 N. Elmhurst Road
  Elk Grove Village, IL.      (301)          1995         1995        (f)
8901 W. 102nd Street
  Pleasant Prarie, WI         (369)          1990         1994        (f)
8200 100th Street
  Pleasant Prarie, WI         (500)          1990         1994        (f)
1700 Hawthorne
  West Chicago, IL            (991)        1959/1969      1994        (f)
1015 E. State Parkway
  Schaumburg, IL               (77)          1980         1994        (f)
245 Beinoris Drive
  Wood Dale, IL                (73)          1988         1984        (f)
800-1000 Chase Avenue
  Elk Grove Village, IL       (848)          1972         1995        (f)
750 E. 110th Street
  Chicago, IL                 (142)          1966         1995        (f)
825-845 Hawthorne
  West Chicago, IL            (262)          1974         1995        (f)
1700 Butterfield Road
  Mundelein, IL               (121)          1976         1995        (f)
1810-1820 Industrial Drive
  Libertyville, IL            (133)          1977         1995        (f)
1733 Downs Drive
  West Chicago                (159)          1976         1995        (f)
1645 Downs Drive
  West Chicago                (198)          1976         1995        (f)
10601 Seymour Avenue
  Franklin Park, IL           (618)        1963/1965      1995        (f)
11701 South Central
  Alsip, IL                   (376)          1972         1995        (f)

                                                           INITIAL COSTS                        COSTS CAPITALIZED
                                                   -------------------------------          SUBSEQUENT TO ACQUISITION
                                                                    BUILDINGS AND     ------------------------------------------
                                   ENCUMBRANCES                      IMPROVEMENTS                   BUILDINGS AND     CARRYING
DESCRIPTION                            (e)              LAND            (a)              LAND       IMPROVEMENTS     COSTS (b)
--------------------------------   ------------    -------------    --------------    ----------    -------------   ------------
11601 South Central
  Alsip, IL                                               1,071             4,285            48              380
850 Arthur Avenue
  Elk Grove Village, IL                    575              270             1,081             1              230
1827 North Bendix Drive
  South Bend, IN                            (h)           1,010             4,040            24              105
4400 S. Kolmar
  Chicago, IL                               (h)             603             2,412             9               70
6600 River Road
  Hodgkins, IL                                            2,640            10,562            47              350
7501 N. 81st Street
  Milwaukee, WI                                           1,018             4,073            19               81
1100 Chase Avenue
  Elk Grove Village, IL                                     248               993             7              238
2553 N. Edgington
  Franklin Park, IL                      6,000            1,870             7,481            67              925
875 Fargo Avenue
  Elk Grove Village, IL                                     572             2,284            14              424
1800 Bruning Drive
  Itasca, IL                                              1,999             7,995            26              108
1501 Pratt
  Elk Grove Village, IL                                   1,047             4,189            67              459
400 N. Wolf Road
  Northlake, IL                                           4,504            18,017            49            6,735
10740 W. Grand Avenue
  Franklin Park, IL                                         383             1,532             8              172
911 Commerce Court
  Buffalo Grove, IL                                       1,171             4,686            14              475
16400 W. 103rd Street
  Lemont, IL                                                446             1,748            21              122
425 S. 37th Avenue
  St. Charles, IL                                           644             2,575             7              236
1500 W. Dundee Road
  Arlington Heights, IL                                   4,995            10,006        (1,076)           3,030
Lot 51-Naperville Business Center
  Naperville, IL                                            220                             (11)
3145 Central Avenue
  Waukeegan, IL                                           1,270             5,080            20            1,133
2003-2207 South 114th Street
  West Allis, WI                                            942             3,770             5               54
2501-2701 Busse Road
  Elk Grove Village, IL                                   1,875             7,556            12              733
6464 West 51st Street
  Forest View, IL                                           934             3,734             3              156
6500 West 51st Street
  Forest View, IL                                           805             3,221             4               21
7447 South Central Avenue
  Bedford Park, IL                                          437             1,748             7               37
7525 S. Sayre Avenue
  Bedford Park, IL                                          587             2,345             4               26
2901 Centre Circle
  Downers Grove, IL                                         207               828             4              557
1 Allsteel Drive
  Aurora, IL                                              2,458             9,832            27            5,120


                                                                                                                        LIFE UPON
                                                                                                                          WHICH
                                       GROSS AMOUNTS AT WHICH                                                          DEPRECIATION
                                     CARRIED AT CLOSE OF PERIOD                                                         IN LATEST
                                     --------------------------                                                           INCOME
                                                  BUILDINGS AND                   ACCUMULATED     DATE OF       DATE   STATEMENT IS
DESCRIPTION                           LAND        IMPROVEMENTS    TOTAL (c)(d)    DEPRECIATION  CONSTRUCTION  ACQUIRED   COMPUTED
--------------------------------     ----------   -------------   -------------   ------------  ------------  --------   --------
11601 South Central
  Alsip, IL                               1,119          4,665             5,784           (320)     1971         1995        (f)
850 Arthur Avenue
  Elk Grove Village, IL                     271          1,311             1,582            (88)   1972/1973      1995        (f)
1827 North Bendix Drive
  South Bend, IN                          1,034          4,145             5,179           (279)   1964/1990      1995        (f)
4400 S. Kolmar
  Chicago, IL                               612          2,482             3,094           (166)     1964         1995        (f)
6600 River Road
  Hodgkins, IL                            2,687         10,912            13,599           (583)    Unknown       1996        (f)
7501 N. 81st Street
  Milwaukee, WI                           1,037          4,154             5,191           (213)     1987         1996        (f)
1100 Chase Avenue
  Elk Grove Village, IL                     255          1,231             1,486            (64)     1969         1996        (f)
2553 N. Edgington
  Franklin Park, IL                       1,937          8,406            10,343           (376)   1967/1989      1996        (f)
875 Fargo Avenue
  Elk Grove Village, IL                     586          2,708             3,294           (123)     1979         1996        (f)
1800 Bruning Drive
  Itasca, IL                              2,025          8,103            10,128           (396)   1975/1978      1996        (f)
1501 Pratt
  Elk Grove Village, IL                   1,114          4,648             5,762           (223)     1973         1996        (f)
400 N. Wolf Road
  Northlake, IL                           4,553         24,752            29,305           (895)   1956/1965      1996        (f)
10740 W. Grand Avenue
  Franklin Park, IL                         391          1,704             2,095            (70)   1964/1970      1996        (f)
911 Commerce Court
  Buffalo Grove, IL                       1,185          5,161             6,346           (193)     1992         1996        (f)
16400 W. 103rd Street
  Lemont, IL                                467          1,870             2,337            (71)     1983         1996        (f)
425 S. 37th Avenue
  St. Charles, IL                           651          2,811             3,462           (106)     1976         1996        (f)
1500 W. Dundee Road
  Arlington Heights, IL                   3,919         13,036            16,955           (386)   1969/1971      1996        (f)
Lot 51-Naperville Business Center
  Naperville, IL                            209                              209                     1996         1996        (f)
3145 Central Avenue
  Waukeegan, IL                           1,290          6,213             7,503           (192)     1960         1997        (f)
2003-2207 South 114th Street
  West Allis, WI                            947          3,824             4,771            (90)   1965/1966      1997        (f)
2501-2701 Busse Road
  Elk Grove Village, IL                   1,887          8,289            10,176           (189)     1997         1997        (f)
6464 West 51st Street
  Forest View, IL                           937          3,890             4,827            (81)     1973         1997        (f)
6500 West 51st Street
  Forest View, IL                           809          3,242             4,051            (69)     1974         1997        (f)
7447 South Central Avenue
  Bedford Park, IL                          444          1,785             2,229            (38)     1980         1997        (f)
7525 S. Sayre Avenue
  Bedford Park, IL                          591          2,371             2,962            (50)     1980         1997        (f)
2901 Centre Circle
  Downers Grove, IL                         211          1,385             1,596            (23)     1975         1997        (f)
1 Allsteel Drive
  Aurora, IL                              2,485         14,952            17,437           (248)   1957-1967      1997        (f)



                                                     INITIAL COSTS                 COSTS CAPITALIZED
                                               ------------------------        SUBSEQUENT TO ACQUISITION
                                                          BUILDINGS AND   ------------------------------------
                                ENCUMBRANCES               IMPROVEMENTS              BUILDINGS AND   CARRYING
DESCRIPTION                         (e)          LAND         (a)           LAND    IMPROVEMENTS    COSTS (b)
----------------------------    ------------    --------   -------------   --------  -------------  -----------
2525 Busse Highway
  Elk Grove Village, IL                           5,400          12,601         29            510
106th and Buffalo Avenue
  Chicago, IL                                       248             992          9            534
7400 South Narraganset
  Bedford Park,IL                                   743           2,972          9             38
2701 S. Busse Road
  Elk Grove Village, IL                                                          1              3
East Avenue and 55th Street
  McCook, IL                                      1,190           4,761         33            197
6757 S. Sayre
  Bedford Park, IL                                1,236           4,945          4             16
1951 Landmeir Road
  Elk Grove Village, IL                             280           1,120         10             39
1355 Enterprise Drive
  Romeoville, IL                                    580           2,320          2              9
5700 West Touhy Avenue
  Niles, IL                                      18,005             139        174              8
110-190 Old Higgins Road
  Des Plaines, IL                                 1,862           7,447          7              28
1475 S. 101st Street
  West Allis, WI                                    331           1,323          1               4
1333 Grandview Drive
  Yorkville, WI                                   1,516           6,062          1               7
2301 Route 30
  Plainfield, IL                                  1,217           4,868         64             254
1796 Sherwin Avenue
  Des Plaines, IL                                   944           3,778          1             530
2885 W. Diehl Road
  Naperville, IL                                  1,539           8,630
2727 W. Diehl Road
  Naperville, IL                                  3,071          14,233
O'hare Express Center - A2
  Elk GroveVillage, IL                            1,097           7,060                                    110
O'hare Express Center - B1
  Elk GroveVillage, IL                            1,683          10,500                                     96
755 Remmington
  Bolingbrook, IL                                   997           3,989

CONSTRUCTION IN PROGRESS:

O'hare West
  Elk Grove Village, IL                           1,875           5,667          7                         281
O'hare Express - B2
  Elk Grove Village, IL                           1,618           2,981                                     37
O'hare Express - C
  Elk Grove Village, IL                           2,603           1,537          0                          36
1808 Swift Road
  Oak Brook, IL                                                   7,535
Champion
  North Lake, IL                                                  5,514
Ameritech
  Gurnee, IL                                                      2,446
Dial
  Granite City, IL                                               15,643


                                                                                                                      LIFE UPON
                                                                                                                        WHICH
                              GROSS AMOUNTS AT WHICH                                                                DEPRECIATION
                             CARRIED AT CLOSE OF PERIOD                                                               IN LATEST
                             --------------------------                                                                 INCOME
                                        BUILDINGS AND                      ACCUMULATED       DATE OF        DATE     STATEMENT IS
DESCRIPTION                    LAND     IMPROVEMENTS      TOTAL(c)(d)     DEPRECIATION    CONSTRUCTION    ACQUIRED     COMPUTED
------------------           --------  ---------------  ---------------  --------------  --------------  ----------   ----------
2525 Busse Highway
  Elk Grove Village, IL         5,429           13,111           18,540            (169)       1975          1997         (f)
106th and Buffalo Avenue
  Chicago, IL                     257            1,526            1,783             (22)       1971          1997         (f)
7400 South Narraganset
  Bedford Park,IL                 752            3,010            3,762             (32)       1977          1997         (f)
2701 S. Busse Road
  Elk Grove Village, IL             1                3                4                        1997          1997         (f)
East Avenue and 55th Street
  McCook, IL                    1,223            4,958            6,181             (39)       1979          1997         (f)
6757 S. Sayre
  Bedford Park, IL              1,240            4,961            6,201             (39)       1975          1997         (f)
1951 Landmeir Road
  Elk Grove Village, IL           290            1,159            1,449              (9)       1967          1997         (f)
1355 Enterprise Drive
  Romeoville, IL                  582            2,329            2,911             (19)     1980/1986       1997         (f)
5700 West Touhy Avenue
  Niles, IL                    18,179              147           18,326                        1948          1997         (f)
110-190 Old Higgins Road
  Des Plaines, IL               1,869            7,475            9,344                        1980          1997         (f)
1475 S. 101st Street
  West Allis, WI                  332            1,327            1,659                      1968/1988       1997         (f)
1333 Grandview Drive
  Yorkville, WI                 1,517            6,069            7,586                        1994          1997         (f)
2301 Route 30
  Plainfield, IL                1,281            5,122            6,403                      1972/1984       1997         (f)
1796 Sherwin Avenue
  Des Plaines, IL                 945            4,308            5,253                        1964          1997         (f)
2885 W. Diehl Road
  Naperville, IL                1,539            8,630           10,169                        1997          1997         (f)
2727 W. Diehl Road
  Naperville, IL                3,071           14,233           17,304                        1997          1997         (f)
O'hare Express Center - A2
  Elk GroveVillage, IL          1,097            7,170            8,267            (117)       1997          1997         (f)
O'hare Express Center - B1
  Elk GroveVillage, IL          1,683           10,596           12,279            (155)       1997          1997         (f)
755 Remmington
  Bolingbrook, IL                 997            3,989            4,986                        1997          1997         (f)

CONSTRUCTION IN PROGRESS:

O'hare West
  Elk Grove Village, IL         1,662            5,948            7,830
O'hare Express - B2
  Elk Grove Village, IL         1,618            3,018            4,636             (52)
O'hare Express - C
  Elk Grove Village, IL         2,603            1,573            4,176             (82)
1808 Swift Road
  Oak Brook, IL                                  7,535            7,535
Champion
  North Lake, IL                                 5,514            5,514
Ameritech
  Gurnee, IL                                     2,446            2,446
Dial
  Granite City, IL                              15,643           15,643



                                                     INITIAL COSTS                 COSTS CAPITALIZED
                                               ------------------------        SUBSEQUENT TO ACQUISITION
                                                          BUILDINGS AND   ------------------------------------
                               ENCUMBRANCES               IMPROVEMENTS              BUILDINGS AND   CARRYING
DESCRIPTION                        (e)           LAND         (a)           LAND    IMPROVEMENTS    COSTS (b)
----------------------------   ------------    --------   -------------   --------  -------------  -----------
RETAIL PROPERTIES:

84 Old McHenry Road
  Wheeling, IL                                      482           2,152                        31
351 N. Rohlwing Road
  Itasca, IL                                         81             464          0
4-48 Barrington Road
  Streamwood, IL                                    573           2,297        (62)            82

RESIDENTIAL PROPERTIES:

440 North Lake Street
  Miller, IN                         22,220         710           3,086        102         17,698        3,980

OFFICES OF THE MANAGEMENT
COMPANY
CHICAGO, IL                                                                                 4,228

                                  ---------   ---------       ---------    -------       --------      -------
Totals                            $ 108,795   $ 122,940       $ 449,184    $ 1,071       $ 83,385      $ 5,695
                                  =========   =========       =========    =======       ========      =======
                                                                                                                      LIFE UPON
                                                                                                                        WHICH
                             GROSS AMOUNTS AT WHICH                                                                  DEPRECIATION
                             CARRIED AT CLOSE OF PERIOD                                                               IN LATEST
                             --------------------------                                                                 INCOME
                                         BUILDINGS AND                      ACCUMULATED       DATE OF        DATE     STATEMENT IS
DESCRIPTION                    LAND      IMPROVEMENTS      TOTAL(c)(d)     DEPRECIATION    CONSTRUCTION    ACQUIRED     COMPUTED
---------------              --------  ---------------  ---------------  --------------  --------------  ----------   ----------
RETAIL PROPERTIES:

84 Old McHenry Road
  Wheeling, IL                    482            2,183            2,665            (281)    1989-1990        1993         (f)
351 N. Rohlwing Road
  Itasca, IL                       81              464              545             (60)       1989          1983         (f)
4-48 Barrington Road
  Streamwood, IL                  511            2,379            2,890            (225)       1989          1994         (f)

RESIDENTIAL PROPERTIES:

440 North Lake Street
  Miller, IN                      812           24,764           25,576          (5,099) 1971/1990-1993      1990         (f)

OFFICES OF THE MANAGEMENT
COMPANY
CHICAGO, IL                                      4,228            4,228          (1,742)                     Var.         (f)

                           ----------       ----------       ----------      ----------
Totals                     $  124,011       $  538,264       $  662,275      $  (44,352)
                           ==========       ==========       ==========      ==========

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

(d)      Reconciliation of real estate and accumulated depreciation:

                          RECONCILIATION OF REAL ESTATE

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                        1997              1996             1995
                                                        ----              ----             ----
Balance at the beginning of year                      $429,034          $317,460         $248,281
         Additions                                     246,463           135,342           71,315
         Dispositions                                  (13,222)          (23,768)          (2,136)
                                                      --------          --------         --------
Balance at close of year                              $662,275          $429,034         $317,460
                                                      ========          ========         ========

                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                        1997              1996             1995
                                                        ----              ----             ----
Balance at beginning of year                           $30,206           $21,576          $13,455
         Depreciation and amortization                  14,494            10,199            8,161
         Dispositions                                     (348)           (1,569)             (40)
                                                       -------           -------          -------
Balance at close of year                               $44,352           $30,206          $21,576
                                                       =======           =======          =======

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