Form 10-Q/A
period 1998-03-31
CENTERPOINT PROPERTIES TRUST
filed 2000-01-04
CIK 912893

\


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No_______

Number of Common Shares of Beneficial Interest outstanding as of May 13, 1998:
17,766,427

PART 1.  FINANCIAL INFORMATION

This Form 10-Q/A reflects the Company's revision of earnings as announced in our September 28, 1999 press release, attached as Exhibit 99 to this Form 10-Q/A.

ITEM 1.  FINANCIAL STATEMENTS

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS AS REVISED AS OF MARCH 31, 1998 AND
                              DECEMBER 31, 1997
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                     ASSETS

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1998              1997
                                                                     -----------      ------------
Assets:
   Investment in real estate:
     Land and leasehold                                              $   121,042      $    124,011
     Buildings                                                           413,608           418,303
     Building improvements                                                66,507            64,372
     Furniture, fixtures, and equipment                                   14,854            13,912
     Construction in progress                                             36,569            41,677
                                                                     -----------      ------------
                                                                         652,580           662,275
     Less accumulated depreciation and amortization                       46,837            44,352
                                                                     -----------      ------------
       Net investment in real estate                                     605,743           617,923

   Cash and cash equivalents                                                 637             1,652
   Restricted cash and cash equivalents                                   57,765            36,509
   Tenant accounts receivable, net                                        15,027            12,416
   Mortgage notes receivable                                              10,167             9,668
   Investment in and advances to affiliate                                11,247            11,107
   Prepaid expenses and other assets                                       4,154             3,119
   Deferred expenses, net                                                  6,878             6,661
                                                                     -----------      ------------
                                                                     $   711,618      $    699,055
                                                                     ===========      ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Mortgage notes payable                                                $85,755           $85,755
   Tax-exempt debt                                                        75,540            75,540
   Line of credit                                                        103,500            97,700
   Convertible subordinated debentures payable                            11,163            11,740
   Preferred dividends payable                                             1,060               901
   Accounts payable                                                        5,501            10,311
   Accrued expenses                                                       23,407            24,593
   Rents received in advance and security deposits                         5,904             4,759
                                                                     -----------      ------------
                                                                         311,830           311,299
                                                                     -----------      ------------

Commitments and contingencies

Shareholders' equity:
   Preferred shares of beneficial interest, $.001 par
     value, 10,000,000 shares authorized; 3,000,000 issued
     and outstanding having a liquidation preference of
     $25 per share ($75,000)                                                   3                 3
   Common shares of beneficial interest, $.001 par value,
     47,727,273 shares authorized; 17,293,936 and 16,891,951
     issued and outstanding, respectively                                     17                17
   Class B common shares of beneficial interest, $.001 par
     value, 2,272,727 shares authorized; 2,272,727 issued and
     outstanding                                                               2                 2
   Additional paid-in-capital                                            433,171           420,743
   Retained earnings (deficit)                                           (32,957)          (32,512)
   Unearned compensation - restricted stock                                 (448)             (497)
                                                                     -----------      ------------
     Total shareholders' equity                                          399,788           387,756
                                                                     -----------      ------------
                                                                        $711,618          $699,055
                                                                     ===========      ============

     The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            AS REVISED FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
                1997 (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 -----------------------------
                                                                     1998              1997
                                                                 -----------        ----------
Revenue:
   Operating and investment revenue:
     Minimum rents                                                   $17,803           $12,771
     Straight-line rents                                               1,364               654
     Expense reimbursements                                            5,458             4,895
     Mortgage interest income                                            555               715
                                                                 -----------        ----------

       Total operating and investment revenue                         25,180            19,035
                                                                 -----------        ----------
   Other revenue:
     Real estate fee income                                            1,711               802
     Equity in net income (loss) of affiliate                           (105)              (48)
                                                                 -----------        ----------

       Total other revenue                                             1,606               754
                                                                 -----------        ----------

       Total revenue                                                  26,786            19,789
                                                                 -----------        ----------
Expenses:
   Real estate taxes                                                   5,948             4,270
   Property operating and leasing                                      3,542             3,023
   General and administrative                                            990               703
   Depreciation and amortization                                       4,696             3,210
   Interest expense:
     Interest incurred, net                                            2,928             2,626
     Amortization of deferred financing costs                            486               192
                                                                 -----------        ----------

       Total expenses                                                 18,590            14,024
                                                                 -----------        ----------

       Operating income                                                8,196             5,765

Other income (expense):
     Gains on sales of real estate                                     1,391
     Other income (expense)                                              (16)              (34)
                                                                 -----------        ----------

Net Income                                                             9,571             5,731

   Preferred dividends                                                (1,590)
                                                                 -----------        ----------

Net income available to common shareholders                           $7,981          $  5,731
                                                                 ===========        ==========

Per share net income available to common shareholders:
     Basic                                                             $0.42             $0.33
     Diluted                                                           $0.41             $0.33
Distributions per common share                                        $0.438            $0.420



        The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          AS REVISED FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                             1998              1997
                                                                         -----------        ----------
Cash flows from operating activities:
   Net income                                                            $     9,571        $    5,731
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Bad debts                                                                 100
       Depreciation                                                            4,427             2,991
       Amortization of deferred financing costs                                  486               192
       Other amortization                                                        269               219
       Straight-line rents                                                    (1,364)             (654)
       Incentive stock awards                                                     48                49
       Interest on converted debentures                                            2                 9
       Equity in net loss of affiliate                                           105                48
       Gain on disposal of real estate                                        (1,391)
       Net changes in:
         Tenant accounts receivable                                           (1,738)           (1,600)
         Prepaid expenses and other assets                                        98               (56)
         Rents received in advance and security deposits                       1,294               310
         Accounts payable and accrued expenses                                 1,259            (2,604)
                                                                         -----------        ----------
   Net cash provided by operating activities                                  13,166             4,635
                                                                         -----------        ----------
Cash flows from investing activities:
   Change in restricted cash and cash equivalents                            (21,256)              581
   Acquisition of real estate                                                 (6,706)           (6,240)
   Construction in progress                                                   (9,296)           (7,220)
   Improvements and additions to properties                                   (9,747)           (3,616)
   Disposition of real estate                                                 29,104
   Change in deposits on acquisitions                                         (1,176)              142
   Issuance of mortgage notes receivable                                     (16,760)
   Repayment of mortgage notes receivable                                     15,125             4,750
   Investment in and advances to affiliate                                      (245)           (6,038)
   Receivables from affiliates and employees                                      77                80
   Additions to deferred expenses                                             (1,075)             (581)
                                                                         -----------        ----------
Net cash used in investing activities                                        (21,955)          (18,142)
                                                                         -----------        ----------
Cash flows from financing activities:
   Proceeds from sale of common shares                                        11,875             71,039
   Offering costs paid                                                           (12)           (3,766)
   Proceeds from line of credit                                               35,900             19,600
   Repayment of mortgage notes payable                                                          (2,533)
   Repayment of line of credit                                               (30,100)          (58,200)
   Repayment of notes payable                                                    (33)              (67)
   Distributions                                                              (9,856)           (7,050)
   Conversion of convertible subordinated debentures payable                                        (1)
                                                                        ------------        ----------
Net cash provided by financing activities                                      7,774            19,022
                                                                        ------------        ----------
Net change in cash and cash equivalents                                       (1,015)            5,515
Cash and cash equivalents, beginning of the year                               1,652             1,070
                                                                        ------------        ----------
Cash and cash equivalents, end of period                                $        637        $    6,585
                                                                        ============        ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and Subsidiaries (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 1997, Financial Statements and Notes thereto included in the Company's Form 10-K/A. References herein to the "Company" shall mean CenterPoint Properties Trust and Subsidiaries and, prior to October 15, 1997, CenterPoint Properties Corporation and Subsidiaries which, pursuant to a reorganization of CenterPoint Properties Corporation from a Maryland corporation to a Maryland real estate investment trust, was merged with and into CenterPoint Properties Trust, with CenterPoint Properties Trust as the surviving entity. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the December 31, 1997, Audited Financial Statements and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. Except as referred to below, all such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 1997 has been derived from the Company's audited Financial Statements. Certain amounts in the financial statements have been revised as described in Note 11.

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

In March, 1998, two industrial properties located in Libertyville and Buffalo Grove, Illinois were disposed of for an aggregate sales price of $17.8 million and a property in Bolingbook, Illinois was disposed of for an aggregate sales price of $5.0 million. The disposition of the Libertyville and Buffalo Grove properties qualified for treatment as a tax-free exchange under the Internal Revenue Code. A portion of the proceeds was used to acquire qualified replacement property in the second quarter, and the remaining proceeds will be used to acquire other qualified replacement property in the near future.

At March 31, 1998, the balance of the proceeds from the qualified tax-free exchange transactions described above was held as restricted cash.

4.     MORTGAGE NOTES RECEIVABLE

In March, 1998, the Company received proceeds from the repayment of one outstanding mortgage totaling $15.1 million.

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

6.     SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for three months ended March 31, 1998 and 1997:

                                                   1998              1997
                                               -------------     ------------
       Interest paid                           $       3,761     $      3,266
       Interest capitalized                              594               96

In conjunction with the acquisition of real estate, for the three months ended March 31, 1998 and 1997 the Company acquired the following asset and assumed the following liability amounts:

                                                   1998               1997
                                               -------------     ------------
       Purchase of real estate                 $       6,909     $      6,350
       Liabilities, net of other assets                 (203)            (110)
                                               -------------     ------------
       Acquisition of real estate              $       6,706     $      6,240
                                               =============     ============

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts:

                                                                           1998             1997
                                                                       ------------     ------------
         Disposal of real estate                                       $     29,575     $          -
         Liabilities, net of other assets                                      (471)
                                                                       ------------     ------------
         Disposition of real estate                                    $     29,104     $          -
                                                                       ============     ============

      Conversion of convertible subordinated debentures payable:

                                                                           1998             1997
                                                                       ------------     ------------
         Convertible subordinated debentures converted                 $        577     $      2,245
         Common shares issued at $18.25 per share;
              31,614 and 122,998, respectively                                  577            2,244
                                                                       ------------     ------------
         Cash disbursed for fractional shares                          $          -     $          1
                                                                       ============     ============

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

9.       EARNINGS PER COMMON SHARE

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS for the three months ended March 31, 1998 and 1997.

                                                                1998             1997
                                                                ----             ----
                                                       (in thousands, except for share data)
Numerators:
Net income                                                     $ 9,571          $ 5,731
    Dividends on preferred shares                               (1,590)            -
                                                              --------          -------
Net income available to common shareholders - for
          basic and diluted EPS                                $ 7,981          $ 5,731
                                                               =======          =======
Denominators:

Weighted average common shares outstanding - for
       basic EPS                                            19,215,431       17,364,564
       Effect of dilutive securities - options                 243,223          259,288
                                                            ----------       ----------
Weighted average common shares outstanding - for
       diluted EPS                                          19,458,654       17,623,852
                                                            ==========       ==========

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

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                            1998              1997
                                                            ----              ----
                                                  (in thousands, except for per share data)

Total revenues                                            $  26,110        $  21,370
Total expenses                                               16,706           13,749
                                                          ---------        ---------
Income before extraordinary item                              9,404            7,621
Preferred dividends                                          (1,590)          (1,590)
                                                          ---------        ---------
Income available to common shareholders
    Before extraordinary item                             $   7,814        $   6,031
                                                          =========        =========

Per share income available to common
    Shareholders before extraordinary item:
              Basic                                       $    0.40        $    0.31
              Diluted                                     $    0.39        $    0.30

11.      REVISION

During the third quarter of 1999, the Company determined that it had recognized certain participation, assignment, consulting and financing fees in periods in advance of that permitted and has revised previously issued financial statements accordingly. In addition, the Company revised previously issued financial statements to recognize, for financial reporting purposes, certain gains in connection with tax-deferred exchanges that had not been previously recognized. The financial statement revisions effect only the timing of fee revenue and HAVE NO EFFECT ON PREVIOUSLY REPORTED CASH FLOW or on the total fee revenue to be recognized.

The effect of this revised reporting on the Company's condensed balance sheets, condensed statements of operations, net income and earnings per share is as follows:

                                                       (in thousands, except for per share data)
                                                               For the three months ended
                                                                       March 31,
                                                                       ---------
                                                              1998                     1997
                                                              ----                     ----
                                                   Previously       As       Previously        As
                                                    Reported     Revised      Reported      Revised
                                                    --------     -------      --------      -------
Condensed Balance Sheets:
     Investment in real estate, net                 $586,632     $605,743     $411,308     $415,865
     Mortgage notes receivable                        27,887       10,167       19,809       15,252
     Other assets                                     96,609       95,708       42,751       42,811
                                                    --------     --------     --------     --------
        Total assets                                $711,128     $711,618     $473,868     $473,928
                                                    ========     ========     ========     ========
     Long term debt                                 $275,958     $275,958     $131,552      131,552
     Other liabilities                                35,872       35,872       26,082       26,082
     Shareholders' equity                            399,298      399,788      316,234      316,294
                                                    --------     --------     --------     --------
       Total liabilities and
           shareholders' equity                     $711,128     $711,618     $473,868     $473,928
                                                    ========     ========     ========     ========
Condensed Statements of Operations:
     Operating and investment revenue               $ 25,225     $ 25,180     $ 18,975     $ 19,035
     Other revenue                                     2,092        1,606          754          754
                                                    --------     --------     --------     --------
        Total revenue                                 27,317       26,786       19,729       19,789
     Operating expenses                             (18,590)     (18,590)     (14,024)     (14,024)
     Other income (expense)                             (16)        1,375         (34)         (34)
                                                    --------     --------     --------     --------
     Net income                                     $  8,711     $  9,571     $  5,671     $  5,731
                                                    ========     ========     ========     ========

Net income available to common shareholders per share:

Net income per share- basic                         $    .37     $    .42     $    .33     $    .33
Net income per share- diluted                       $    .37     $    .41     $    .32     $    .33

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION.

GENERAL BACKGROUND

The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K/A filed for the fiscal year ended December 31, 1997 and the unaudited Financial Statements presented with this Form 10-Q/A.

The Company announced in the 3rd quarter 1999 that it was restating previously audited and unaudited financial statements for the years 1997, 1998 and 1999. See Exhibit 99 to this Form 10-Q/A.

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

RESULTS OF OPERATIONS

      COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997.

Total revenues increased by $7.0 million or 35.4% over the same period last year. The revenues of the Company are derived primarily from base rents and additional rents from expense reimbursements, pursuant to the terms of tenant leases for occupied space at the warehouse/industrial properties. Warehouse/industrial properties represented approximately 98% of the gross leasable area of the Company's portfolio as of March 31, 1998.

Rental revenues increased by $6.3 million in the first quarter 1998. This increase was attributable in part to a full period of income from twenty-one properties acquired in 1997 totaling 7.1 million square feet and seven build-to-suit properties totaling 1.6 million square feet in 1997 coming on-line, net of three property dispositions. In addition, the increase was caused by income from two properties acquired in the first quarter of 1998 totaling 0.2 million square feet, net of dispositions.

In addition, real estate fee income primarily consisting of fees earned by the Company in connection with its build-to-suit and development activities and third party management fees increased by $0.9 million. The Company's equity in income of affiliate and mortgage interest income experienced only a slight change.

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

The Company earned gains upon the sale of four properties during the first quarter of 1998. In 1997, the Company had no comparable gains.

As a result of the factors described above, operating income increased by $2.5 million from $5.7 million in the first quarter of 1997 to $8.2 million in the first quarter of 1998, an increase of 43.9%. Earnings before interest, income taxes, depreciation and amortization increased by $5.9 million, from $11.8 million in the first quarter of 1997 to $17.7 million in the first quarter of 1998.

The Company reviews its operating results by comparing Net Revenue Margin between periods. Net Revenue Margin is calculated by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of operating expenses not recovered by tenant reimbursements. The margin for the first three months of 1998 was 87.9% compared with 89.3% for the same period last year.

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

Acquisition of real estate, advances for construction in progress on development projects, advances on mortgage notes receivable, and improvements and additions to properties of approximately $42.5 million for the first quarter of 1998 were partially funded with borrowings under the Company's unsecured line of credit totaling $35.9 million. Acquisitions of $6.7 million were funded with a portion of the proceeds from the disposition of real estate of $29.1 million.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of lease and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT, the failure of the Company and entities the Company does business with to make necessary modifications and conversions to Year 2000 compliant software in a timely manner and the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities.

                         PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            The following documents are filed as part of this report:

            (1)   Exhibit 27 - Financial Data Schedule

            (2)   Exhibit 99 - Press release dated September 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CENTERPOINT PROPERTIES TRUST
                                         a Maryland Company


                                         By:   /s/ Paul S. Fisher
                                               -------------------------------
                                               Paul S. Fisher
                                               Executive Vice President and
                                               Chief Financial Officer
December 29, 1999                              (Principal Accounting Officer)