Form 10-Q/A
period 1998-06-30
CENTERPOINT PROPERTIES TRUST
filed 2000-01-04
CIK 912893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

() Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                 1808Swift Drive, Oak Brook, Illinois 60523-1501
                    (Address of principal executive offices)

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

ITEM 1.  FINANCIAL STATEMENTS

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              AS REVISED AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                     ASSETS

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                         1998          1997
                                                                                    -------------- ------------
Assets:

   Investment in real estate:

     Land and leasehold                                                              $ 130,287        $  124,011
     Buildings                                                                         451,125           418,303
     Building improvements                                                              70,542            64,372
     Furniture, fixtures, and equipment                                                 16,561            13,912
     Construction in progress                                                           20,453            41,677
                                                                                   -----------       -----------
                                                                                       688,968           662,275
     Less accumulated depreciation and amortization                                     51,704            44,352
                                                                                   -----------       -----------
       Net investment in real estate                                                   637,264           617,923

   Cash and cash equivalents                                                             2,039             1,652
   Restricted cash and cash equivalents                                                 33,828            36,509
   Tenant accounts receivable, net                                                      17,492            12,416
   Mortgage notes receivable                                                            10,168             9,668
   Investment in and advances to affiliate                                              16,571            11,107
   Prepaid expenses and other assets                                                     6,894             3,119
   Deferred expenses, net                                                                8,000             6,661
                                                                                  ------------      ------------
                                                                                     $ 732,256          $699,055
                                                                                  ============      ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Mortgage notes payable                                                            $ 185,755         $  85,755
   Tax-exempt debt                                                                      75,540            75,540
   Line of credit                                                                       12,500            97,700
   Convertible subordinated debentures payable                                           9,613            11,740
   Preferred dividends payable                                                           1,060               901
   Accounts payable                                                                      3,714            10,311
   Accrued expenses                                                                     28,219            24,593
   Rents received in advance and security deposits                                       4,535             4,759
                                                                                   -----------       -----------
                                                                                       320,936           311,299
                                                                                   -----------       -----------

Commitments and contingencies

Shareholders' equity:
   Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding having a liquidation
     preference of $25 per share ($75,000)                                                   3                 3
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
     authorized; 17,774,327 and 16,891,951 issued and outstanding, respectively             18                17
   Class B common shares of beneficial interest, $.001 par value, 2,272,727
     shares authorized; 2,272,727 issued and outstanding                                     2                 2
   Additional paid-in-capital                                                          447,352           420,743
   Retained earnings (deficit)                                                         (35,662)          (32,512)
   Unearned compensation - restricted stock                                               (393)             (497)
                                                                                 -------------     -------------


     Total shareholders' equity                                                        411,320           387,756
                                                                                 -------------     -------------
                                                                                     $ 732,256         $ 699,055
                                                                                 =============     =============


      The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      AS REVISED FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------          -------------------------
                                                       1998              1997                1998           1997
                                                      ------            ------              ------         ------
Revenue:
   Operating and investment revenue:
     Minimum rents                                     $  18,580        $  13,606         $  36,383      $  26,377
     Straight-line rents                                   1,157              633             2,521          1,287
     Expense reimbursements                                6,115            4,480            11,573          9,375
     Mortgage interest income                                245              525               800          1,240
                                                     -----------       ----------         ---------      ---------
       Total operating and investment revenue             26,097           19,244            51,277         38,279
                                                     -----------       ----------         ---------      ---------

   Other Revenue:
     Real estate fee income                                  597              563             2,308          1,365
     Equity in net income (loss) of affiliate               (113)             104              (218)            56
                                                     -----------       ----------         ---------      ---------
       Total other revenue                                   484              667             2,090          1,421
                                                     -----------       ----------         ---------      ---------
       Total revenue                                      26,581           19,911            53,367         39,700
                                                     -----------       ----------         ---------      ---------

Expenses:
   Real estate taxes                                       6,001            4,097            11,949          8,367
   Property operating and leasing                          3,210            2,424             6,752          5,447
   General and administrative                              1,001              739             1,992          1,442
   Depreciation and amortization                           5,186            3,379             9,882          6,589
   Interest expense:
     Interest incurred, net                                3,056            2,246             5,984          4,872
     Amortization of deferred financing costs                439              203               925            395
                                                     -----------       ----------         ---------      ---------
       Total expenses                                     18,893           13,088            37,484         27,112
                                                     -----------       ----------         ---------      ---------
       Operating income                                    7,688            6,823            15,883         12,588

Other income (expense):
     Gain on sale of real estate                              11                              1,402
     Other income (expense)                                  (21)             101               (36)            67
                                                     -----------       ----------         ---------      ---------

Net income                                                 7,678            6,924            17,249         12,655

Preferred dividends                                       (1,590)                            (3,180)
                                                     -----------       ----------         ---------      ---------

Net income available to common shareholders             $  6,088         $  6,924          $ 14,069      $  12,655
                                                     ===========       ==========         =========      =========

Per share net income available to common shareholders:
     Basic                                                 $0.30            $0.36             $0.72          $0.70
     Diluted                                               $0.30            $0.36             $0.71          $0.69

Distributions per common share                            $0.438           $0.420            $0.875         $0.840


      The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           AS REVISED FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                      -------------------------
                                                                                          1998        1997
                                                                                        -------      -------
Cash flows from operating activities:
   Net income                                                                         $   17,249     $   12,655
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Bad debts                                                                             100
       Depreciation                                                                        9,277          6,152
       Amortization of deferred financing costs                                              925            395
       Other amortization                                                                    605            437
       Straight-line rents                                                                (2,522)        (1,287)
       Incentive stock awards                                                                104            178
       Interest on converted debentures                                                       36             11
       Equity in net (income) loss of affiliate                                              218            (56)
       Gain on disposal of real estate                                                    (1,402)          (140)
       Net changes in:
         Tenant accounts receivable                                                       (2,872)        (1,822)
         Prepaid expenses and other assets                                                  (390)        (1,131)
         Rents received in advance and security deposits                                     (75)          (232)
         Accounts payable and accrued expenses                                             4,505           (227)
                                                                                     -----------      ---------
   Net cash provided by operating activities                                              25,758         14,933
                                                                                     -----------      ---------
Cash flows from investing activities:
   Change in restricted cash and cash equivalents                                          2,681            111
   Acquisition of real estate                                                            (31,738)       (36,346)
   Construction in progress                                                              (18,041)        (7,660)
   Improvements and additions to properties                                              (11,983)       (16,180)
   Disposition of real estate                                                             29,104          1,615
   Change in deposits on acquisitions                                                     (3,416)           706
   Issuance of mortgage notes receivable                                                 (17,462)
   Repayment of mortgage notes receivable                                                 15,125          4,792
   Investment in and advances to affiliate                                                (5,682)        (5,356)
   Receivables from affiliates and employees                                                  27             43
   Additions to deferred expenses                                                         (3,009)        (1,246)
                                                                                     -----------      ---------
Net cash used in investing activities                                                    (44,394)       (59,521)
                                                                                     -----------      ---------
Cash flows from financing activities:
   Proceeds from sale of common shares                                                    24,785         71,070
   Offering costs paid                                                                      (289)        (4,009)
   Proceeds from issuance of unsecured notes payable                                     100,000
   Proceeds from line of credit                                                           48,400         62,650
   Repayment of mortgage notes payable                                                                   (2,559)
   Repayment of line of credit                                                          (133,600)       (66,200)
   Repayment of notes payable                                                                (33)          (373)
   Distributions                                                                         (20,240)       (15,054)
   Conversion of convertible subordinated debentures payable                                                 (1)
                                                                                     -----------      ---------
Net cash provided by financing activities                                                 19,023         45,524
                                                                                     -----------      ---------
Net change in cash and cash equivalents                                                      387            936
Cash and cash equivalents, beginning of the year                                           1,652          1,070
                                                                                     -----------      ---------

Cash and cash equivalents, end of period                                               $   2,039       $  2,006
                                                                                     ===========      =========

      The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and Subsidiaries (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 1997, Financial Statements and Notes thereto included in the Company's Form 10-K/A. References herein to the "Company" shall mean CenterPoint Properties Trust and Subsidiaries and, prior to October 15, 1997, CenterPoint Properties Corporation and Subsidiaries which, pursuant to a reorganization of CenterPoint Properties Corporation from a Maryland corporation to a Maryland real estate investment trust, was merged with and into CenterPoint Properties Trust, with CenterPoint Properties Trust as the surviving entity. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the December 31, 1997, Audited Financial Statements and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. Except as referred to below, all such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 1997 has been derived from the Company's audited Financial Statements. Certain amounts in the financial statements have been revised as described in Note 12.

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

In March, 1998, two industrial properties located in Libertyville and Buffalo Grove, Illinois were disposed of for an aggregate sales price of $17.8 million and a property in Bolingbrook, Illinois was disposed of for an aggregate sales price of $5.0 million. The disposition of the Libertyville and Buffalo Grove properties qualified for treatment as a tax-free exchange under the Internal Revenue Code. A portion of the proceeds was used to acquire qualified replacement property in the second quarter, and the remaining proceeds will be used to acquire other qualified replacement property in the near future.

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

4.       MORTGAGE NOTES RECEIVABLE

In March, 1998, the Company received proceeds from the repayment of an outstanding mortgage totaling $15.1 million.

5.       INVESTMENT IN AND ADVANCES TO AFFILIATE

      The Company holds approximately 99% of the economic interest in CenterPoint Realty Services Corporation ("CRS"), an unconsolidated taxable subsidiary, in the form of non-voting common equity. CRS engages in businesses and services, complimentary to the Company's industrial real estate investment business. Income from these activities, received by REITs and their qualified REIT subsidiaries, are limited under current REIT tax regulations.

      As of June 30, 1998, the Company had advanced to CRS approximately $12.6 million under a demand loan with an interest rate of 8.125%. The proceeds of the loan were applied towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

      The Company typically purchases development projects upon completion of construction on a turnkey basis or develops the property under guaranteed maximum price contracts, substantially eliminating any construction risk.

6.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for six months ended June 30, 1998 and 1997:

                                                                           1998             1997
                                                                       ------------     ------------
         Interest paid                                                 $     4,686      $     5,120
         Interest capitalized                                                1,116              208

In conjunction with the acquisition of real estate, for the six months ended June 30, 1998 and 1997 the Company acquired the following asset and assumed the following liability amounts:

                                                                             1998              1997
                                                                         ------------       ----------
         Purchase of real estate                                         $    32,569        $  37,498
         Liabilities, net of other assets                                       (831)          (1,152)
                                                                         -----------        ---------
         Acquisition of real estate                                      $    31,738        $  36,346
                                                                         ===========        =========

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the six months ended June 30, 1998 and 1997:

                                                                            1998              1997
                                                                        ------------       ----------
         Disposal of real estate                                        $    29,575        $   1,670
         Liabilities, net of other assets                                      (471)             (55)
                                                                        -----------        ---------
         Disposition of real estate                                     $    29,104        $   1,615
                                                                        ===========        =========

Conversion of convertible subordinated debentures payable for the six months ended June 30, 1998 and 1997:

                                                                            1998             1997
                                                                        -------------    -----------
         Convertible subordinated debentures converted                  $       2,127    $     2,325
         Common shares issued at $18.25 per share;
              116,544 and 127,381, respectively                                 2,127          2,324
                                                                        -------------    -----------
         Cash disbursed for fractional shares                           $           -    $         1
                                                                        =============    ===========

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

                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                     ----------------------------        -------------------------
                                                         1998            1997               1998           1997
                                                        ------          ------             ------         ------
                                                                         (in thousands, except for share data)
Numerators:

Net income                                           $    7,678       $    6,924        $   17,249     $   12,655
   Dividends on preferred shares                         (1,590)                            (3,180)
                                                     -----------      -----------       -----------    -----------
Net income available to common shareholders - for
basic and diluted EPS                                $    6,088       $    6,924        $   14,069     $   12,655
                                                     ===========      ===========       ===========    ===========

Denominators:

Weighted average common shares outstanding - for
basic EPS                                             19,985,422       19,006,207        19,602,554     18,189,923
   Effect of dilutive securities - options               236,912          265,168           240,688        266,570
                                                     -----------      -----------       -----------    -----------
Weighted average common shares outstanding - for
diluted EPS                                           20,222,334       19,271,375        19,843,242     18,456,493
                                                     ===========      ===========       ===========    ===========


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

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                               1998                        1997
                                                              ------                      ------
                                                          (in thousands, except for per share data)
Total revenues                                                 $ 53,977                  $ 43,287
Total expenses                                                   37,266                    26,900
                                                               --------                  --------
Net income                                                       16,711                    16,387
Preferred dividends                                              (3,180)                   (3,180)
                                                               --------                  --------
Net income available to common
         shareholders                                          $ 13,531                  $ 13,207
                                                               ========                  ========

Per share income available to common shareholders:
         Basic                                                 $   0.72                  $   0.67
         Diluted                                               $   0.71                  $   0.66

12.      REVISION

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

The effect of this revised reporting on the Company's condensed balance sheets, condensed statements of operations, net income and earnings per share is as follows:

                                                      (in thousands, except for per share data)

                                                              For the six months ended
                                                                     June 30,
                                                                     --------
                                                           1998                      1997
                                                           ----                      ----
                                                 Previously        As      Previously        As
                                                  Reported      Revised     Reported      Revised
                                                  --------      -------     --------      -------
Condensed Balance Sheets:
     Investment in real estate, net                 $617,228     $637,264     $452,974     $457,960
     Mortgage notes receivable                        28,802       10,168       20,225       15,239
     Other assets                                     87,127       84,824       39,038       39,029
                                                    --------     --------     --------     --------
        Total assets                                $733,157     $732,256     $512,237     $512,228
                                                    ========     ========     ========     ========
     Long term debt                                 $283,408     $283,408     $166,497      166,497
     Other liabilities                                37,528       37,528       30,368       30,518


     Shareholders' equity                            412,221      411,320      315,372      315,213
                                                     -------      -------      -------      -------
       Total liabilities and
           shareholders' equity                     $733,157     $732,256     $512,237     $512,228
                                                    ========     ========     ========     ========
Condensed Statements of Operations:
     Operating and investment revenue               $ 51,227     $ 51,277      $38,152      $38,279
     Other revenue                                     4,075        2,090        1,707        1,421
                                                     -------      -------      -------      -------
        Total revenue                                 55,302       53,367       39,859       39,700
     Operating expenses                              (37,484)     (37,484)     (27,112)     (27,112)
     Other income (expense)                              (37)       1,366           67           67
                                                     -------      -------      -------      -------
     Net income                                     $ 17,781     $ 17,249      $12,814      $12,655
                                                    ========     ========     ========     ========
Net income available to common shareholders per share:
Net income per share- basic                         $    .74     $    .72      $   .70      $   .70
Net income per share- diluted                       $    .74     $    .71      $   .69      $   .69




                                                     (in thousands, except for per share data)
                                                             For the three months ended

                                                                       June 30,
                                                                       --------
                                                            1998                      1997
                                                            ----                      ----
Condensed Statements of Operations:
     Operating and investment revenue               $ 26,001     $ 26,097      $19,177      $19,244
     Other revenue                                     1,983          484          953          667
                                                   ---------      -------      -------      -------
        Total revenue                                 27,984       26,581       20,130       19,911
     Operating expenses                             (18,894)     (18,893)     (13,088)     (13,088)
     Other income (expense)                             (21)         (10)          101          101
                                                   ---------      -------      -------      -------
     Net income                                     $  9,069     $  7,678      $ 7,143      $ 6,924
                                                   =========     ========      =======      =======

Net income available to common shareholders per share:
Net income per share- basic                         $    .37     $    .30      $   .38      $   .36
Net income per share- diluted                       $    .37     $    .30      $   .37      $   .36


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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30, 1997.

REVENUES

Total revenues increased by $6.7 million or 33.5% over the same period last year.

In the second quarter of 1998, 98.2% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties.

Operating and investment revenues increased by $6.9 million in the second quarter of 1998. A portion of the increase from the prior year is due to income from eight properties acquired in the first half of 1998 and two build-to-suit properties coming on line totaling 1.0 million square feet, net of three dispositions as of June 30, 1998. The remainder of the increase was attributable to a full period of income from the 1997 acquisition of twenty-one properties, totaling 7.1 million square feet and seven build-to-suit properties totaling 1.6 million square feet coming on-line in 1997, net of property dispositions.

Other revenues decreased $0.2 million due to a slight decrease in fee activity for the Company in connection with build-to-suit, development and leasing activities and increased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NON-OPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $2.7 million from period to period. The majority of the increase, $1.9 million, resulted from a full period of real estate taxes on 1997 acquisitions and a partial period of real estate taxes on 1998 acquisitions, net of dispositions. The balance of the increase was due to increased leasing expenses, insurance, utilities, repairs and maintenance and property management costs which increased proportionate to the level of acquisitions. However, property operating and leasing costs as a percentage of total revenues decreased slightly from 12.2% to 12.1% when comparing the second quarter of 1997 to the second quarter of 1998 due to "economies of scale" realized by the Company.

General and administrative expenses increased by $0.3 million for the period due primarily to the growth of the Company, but as a percentage of total revenues increased only slightly from 3.7% to 3.8% when comparing the second quarter of 1997 to the second quarter of 1998.

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

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $0.8 million or 10.9% due to the growth of the Company through the net acquisition of warehouse/industrial real estate.

Funds from operations (FFO) increased 28.6% to $11.9 million from quarter to quarter. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs.

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

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the second quarter of 1998 was 90.7% compared with 91.8% for the same period last year. The second quarter margin was in line with the Company's expectations.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997.

REVENUES

Total revenues increased by $13.7 million or 34.4% over the same period last year.

In the first half of 1998, 96.1% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties.

Operating and investment revenues increased by $13.0 million in the first half of 1998. A portion of the increase from the prior year is due to income from eight properties acquired in the first half of 1998 and two build-to-suit properties coming on line totaling 1.0 million square feet, net of four dispositions as of June 30, 1998. The remainder of the increase was attributable to a full period of income from the 1997 acquisition of twenty-one properties, totaling 7.1 million square feet and seven build-to-suit properties totaling 1.6 million square feet coming on-line in 1997, net of property dispositions.

Other revenues increased $0.7 million due to increased fees earned by the Company in connection with build-to-suit, development and leasing activities and increased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NON-OPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $4.9 million from period to period. The majority of the increase, $4.0 million, resulted from a full period of real estate taxes on 1997 acquisitions and a partial period of real estate taxes on 1998 acquisitions, net of dispositions. The balance of the increase was due to increased leasing expenses, insurance, utilities, repairs and maintenance and property management costs which increased proportionate to the level of acquisitions. However, property operating and leasing costs as a percentage of total revenues decreased from 13.7% to 12.7% when comparing the first half of 1997 to the first half of 1998 due to "economies of scale" realized by the Company.

General and administrative expenses increased by $0.6 million for the period due primarily to the growth of the Company, but as a percentage of total revenues increased slightly from 3.6% to 3.7% when comparing periods.

Depreciation and amortization increased by $3.3 million due to a full period of depreciation on 1997 acquisitions and depreciation on 1998 acquisitions.

Interest incurred increased by approximately $1.1 million over the same period last year due to the Company holding higher average balances outstanding in the second quarter of 1998 compared to 1997.

The company incurred gains on the sale of four properties during the first half of 1998. In 1997, the Company sold one property resulting in a much lower gain.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $4.6 million or 36.3% due to the growth of the Company through the net acquisition of Warehouse/Industrial real estate.

Funds from operations (FFO) increased 18.0% to $23.3 million from period to period.

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

The margin for the first half of 1998 was 87.3% compared with 90.3% for the same period last year. The decrease was immaterial and attributable to transitional vacancy.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. However, cash flow from operations during the first half of 1998 of $25.8 million net of $20.2 million of first half distributions provided $5.6 million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

Advances for construction in progress relating to development projects, advances on mortgage notes receivable, and improvements and additions to properties of approximately $47.5 million for the first half of 1998 were funded with borrowings under the Company's unsecured line of credit totaling $48.4 million. Acquisitions of $31.7 million were partially funded with proceeds from the disposition of real estate of $29.1 million. The shortfall in funding was made up with a portion of the Company's retained capital.

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