Form 10-Q/A
period 1998-09-30
CENTERPOINT PROPERTIES TRUST
filed 2000-01-04
CIK 912893

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

ITEM 1.  FINANCIAL STATEMENTS

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                AS REVISED AS OF SEPTEMBER 30, 1998 AND DECEMBER
                31, 1997 (IN THOUSANDS, EXCEPT FOR SHARE AND PER
                               SHARE INFORMATION)
                                   (UNAUDITED)

                                     ASSETS

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        1998              1997
                                                                                   -------------    ---------------
Assets:
   Investment in real estate:
     Land and leasehold                                                              $ 142,326        $  124,011
     Buildings                                                                         504,815           418,303
     Building improvements                                                              80,082            64,372
     Furniture, fixtures, and equipment                                                 17,564            13,912
     Construction in progress                                                           13,472            41,677
                                                                                   -------------    ---------------
                                                                                       758,259           662,275
     Less accumulated depreciation and amortization                                     56,728            44,352
                                                                                   -------------    ---------------
       Net investment in real estate                                                   701,531           617,923

   Cash and cash equivalents                                                             4,696             1,652
   Restricted cash and cash equivalents                                                 31,545            36,509
   Tenant accounts receivable, net                                                      19,062            12,416
   Mortgage notes receivable                                                               918             9,668
   Investment in and advances to affiliate                                              18,832            11,107
   Prepaid expenses and other assets                                                     4,962             3,119
   Deferred expenses, net                                                                8,607             6,661
                                                                                   -------------    ---------------
                                                                                     $ 790,153          $669,055
                                                                                   -------------    ---------------
                                                                                   -------------    ---------------
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable                                                            $ 106,225         $  85,755
   Senior unsecured debt                                                               100,000
   Tax-exempt debt                                                                      75,540            75,540
   Line of credit                                                                       44,000            97,700
   Convertible subordinated debentures payable                                           8,583            11,740
   Preferred dividends payable                                                           1,060               901
   Accounts payable                                                                      4,633            10,311
   Accrued expenses                                                                     34,420            24,593
   Rents received in advance and security deposits                                       5,372             4,759
                                                                                   -------------    ---------------
                                                                                       379,833           311,299
                                                                                   -------------    ---------------
Commitments and contingencies

Shareholders' equity:
   Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding having a liquidation
     preference of $25 per share ($75,000)                                                   3                 3
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
     authorized; 17,774,327 and 16,891,951 issued and outstanding, respectively             18                17
   Class B common shares of beneficial interest, $.001 par value, 2,272,727
     shares authorized; 2,272,727 issued and outstanding                                     2                 2
   Additional paid-in-capital                                                          448,606           420,743
   Retained earnings (deficit)                                                         (37,965)          (32,512)
   Unearned compensation - restricted stock                                               (344)             (497)
                                                                                   -------------    ---------------
     Total shareholders' equity                                                        410,320           387,756
                                                                                   -------------    ---------------
                                                                                     $ 790,153         $ 699,055
                                                                                   -------------    ---------------
                                                                                   -------------    ---------------

        The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   AS REVISED FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                             -------------                     -------------
                                                         1998            1997                1998           1997
                                                     ------------    ------------        -----------    ------------
Revenue:
   Operating and investment revenue:
     Minimum rents                                     $  20,009        $  14,681         $  56,392      $  41,059
     Straight-line rents                                     742              566             3,263          1,854
     Expense reimbursements                                5,737            4,283            17,310         13,658
     Mortgage interest income                                134              397               934          1,637
                                                       ---------        ---------         ---------      ---------

       Total operating and investment revenue             26,622           19,927            77,899         58,208
                                                       ---------        ---------         ---------      ---------

   Other Revenue:
     Real estate fee income                                  844               60             3,152          1,424
     Equity in net income (loss) of affiliate               (362)           1,264              (580)         1,320
                                                       ---------        ---------         ---------      ---------

       Total other revenue                                   482            1,324             2,572          2,744
                                                       ---------        ---------         ---------      ---------

       Total revenue                                      27,104           21,251            80,471         60,952
                                                       ---------        ---------         ---------      ---------

Expenses:
   Real estate taxes                                       5,786            4,187            17,735         12,554
   Property operating and leasing                          2,674            2,847             9,426          8,294
   General and administrative                                969              783             2,960          2,225
   Depreciation and amortization                           5,392            4,179            15,273         10,767
   Interest expense:
     Interest incurred, net                                3,759            2,687             9,743          7,559
     Amortization of deferred financing costs                409              193             1,335            589
                                                       ---------        ---------         ---------      ---------

       Total expenses                                     18,989           14,876            56,472         41,988
                                                       ---------        ---------         ---------      ---------

       Operating income                                    8,115            6,375            23,999         18,964

Other income (expense):
     Gain on sale of real estate                                                              1,402
     Other income (expense)                                   (7)              59               (44)           126
                                                       ---------        ---------         ---------      ---------

Net income                                                 8,108            6,434            25,357         19,090

Preferred dividends                                       (1,590)                            (4,770)
                                                       ---------        ---------         ---------      ---------

Net income available to common shareholders             $  6,518         $  6,434          $ 20,587       $ 19,090
                                                       ---------        ---------         ---------      ---------
                                                       ---------        ---------         ---------      ---------

Per share net income available to common shareholders:
     Basic                                                 $0.32            $0.34             $1.04          $1.03
     Diluted                                               $0.32            $0.33             $1.03          $1.01

Distributions per common share                            $0.438            $0.42            $1.313          $1.26

        The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        AS REVISED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                             -------------
                                                                         1998            1997
                                                                      ----------      ----------
Cash flows from operating activities:
   Net income                                                         $   25,357      $   19,090
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Bad debts                                                             200             175
       Depreciation                                                       14,283          10,159
       Amortization of deferred financing costs                            1,335             589
       Other amortization                                                    990             608
       Straight-line rents                                                (3,263)         (1,854)
       Incentive stock awards                                                152             265
       Interest on converted debentures                                       35              10
       Equity in net (income) loss of affiliate                              580          (1,320)
       Gain on disposal of real estate                                    (1,402)           (140)
       Net changes in:
         Tenant accounts receivable                                       (2,915)         (2,382)
         Prepaid expenses and other assets                                  (608)            776
         Rents received in advance and security deposits                     683             276
         Accounts payable and accrued expenses                             8,340          (2,731)
                                                                      ----------      ----------
   Net cash provided by operating activities                              43,767          23,521
                                                                      ----------      ----------

Cash flows from investing activities:
   Change in restricted cash and cash equivalents                          5,256         (39,302)
   Acquisition of real estate                                            (64,017)        (59,552)
   Additions to construction in progress                                 (26,735)        (30,189)
   Improvements and additions to properties                              (17,588)        (19,729)
   Disposition of real estate                                             29,104           2,297
   Change in deposits on acquisitions                                     (1,279)         (1,361)
   Issuance of mortgage notes receivable                                 (17,462)
   Repayment of mortgage notes receivable                                 24,375           5,669
   Investment in and advances to affiliate                                (8,304)        (17,278)
   Receivables from affiliates and employees                                  44              56
   Additions to deferred expenses                                         (4,358)         (2,768)
                                                                      ----------      ----------
Net cash used in investing activities                                    (80,964)       (162,157)
                                                                      ----------      ----------

Cash flows from financing activities:
   Proceeds from sale of common shares                                    25,095          71,325
   Offering costs paid                                                      (352)         (4,050)
   Proceeds from issuance of unsecured notes payable                     100,000
   Proceeds from line of credit                                           93,900         129,350
   Issuance of mortgage notes payable                                                     55,000
   Repayment of mortgage notes payable                                      (117)         (2,586)
   Repayment of line of credit                                          (147,600)        (72,200)
   Repayment of notes payable                                                (33)         (2,335)
   Distributions                                                         (30,652)        (23,071)
   Conversion of convertible subordinated debentures payable                                  (1)
                                                                      ----------      ----------
Net cash provided by financing activities                                 40,241         151,432
                                                                      ----------      ----------
Net change in cash and cash equivalents                                    3,044          12,796
Cash and cash equivalents, beginning of the year                           1,652           1,070
                                                                      ----------      ----------

Cash and cash equivalents, end of period                               $   4,696        $ 13,866
                                                                      ----------      ----------
                                                                      ----------      ----------

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

In July, 1998, the Company received proceeds for the repayment of a mortgage outstanding totaling $9.3 million.

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

As of September 30, 1998, the Company had advanced to CRS approximately $14.5 million under a demand loan with interest rates ranging from 8.125% to 11%. The proceeds of the loan were applied towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

The Company typically purchases development projects upon completion of construction on a turnkey basis or develops the property under guaranteed maximum price contracts, substantially eliminating any construction risk.

6.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for nine months ended September 30, 1998 and 1997:

                                                               1998             1997
                                                           ------------     ------------
         Interest paid                                    $       8,396     $      8,308
         Interest capitalized                                     1,611              383


In conjunction with the acquisition of real estate, for the nine months ended September 30, 1998 and 1997 the Company acquired the following asset and assumed the following liability amounts:

                                                               1998               1997
                                                            -----------        ---------
         Purchase of real estate                            $    87,331        $  61,415
         Mortgage notes assumed                                 (20,586)
         Liabilities, net of other assets                        (2,728)          (1,863)
                                                            -----------        ---------
         Acquisition of real estate                         $    64,017        $  59,552
                                                            -----------        ---------
                                                            -----------        ---------

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the nine months ended September 30, 1998 and 1997:

                                                               1998               1997
                                                            -----------        ---------
         Disposal of real estate                            $    29,575        $   2,276
         Liabilities, net of other assets                          (471)              21
                                                            -----------        ---------
         Disposition of real estate                         $    29,104        $   2,297
                                                            -----------        ---------
                                                            -----------        ---------

Conversion of convertible subordinated debentures payable for the nine months ended September 30, 1998 and 1997:

                                                                  1998            1997
                                                            -----------        ---------
         Convertible subordinated debentures converted      $     3,157        $   2,590
         Common shares issued at $18.25 per share
              172,982 and 141,901, respectively                   3,157            2,589
                                                            -----------        ---------
         Cash disbursed for fractional shares               $         -        $       1
                                                            -----------        ---------
                                                            -----------        ---------

7.   SENIOR UNSECURED DEBT

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

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                            -------------                     -------------
                                                        1998            1997                1998           1997
                                                    ------------   -------------        -----------    ------------
                                                                 (in thousands, except for share data)
Numerators:

Net income                                            $    8,108     $     6,434         $   25,357      $  19,090
   Dividends on preferred shares                          (1,590)                            (4,770)
                                                    ------------   -------------        -----------    ------------
Net income available to common shareholders - for
   basic and diluted EPS                              $    6,518     $     6,434         $   20,587      $  19,090
                                                    ------------   -------------        -----------    ------------
                                                    ------------   -------------        -----------    ------------

Denominators:

Weighted average common shares outstanding - for
   basic EPS                                          20,103,160      19,027,709         19,771,256     18,472,253
   Effect of dilutive securities - options               227,618         349,628            235,890        346,616
                                                    ------------   -------------        -----------    ------------
Weighted average common shares outstanding - for
   diluted EPS                                        20,330,778      19,377,337         20,007,146     18,818,869
                                                    ------------   -------------        -----------    ------------
                                                    ------------   -------------        -----------    ------------

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

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                 1998                     1997
                                                               --------                 --------
                                                           (in thousands, except for per share data)

Total revenues                                                 $ 86,272                 $ 70,129
Total expenses                                                   60,116                   45,253
                                                               --------                 --------
Net income                                                       26,156                   24,876
Preferred dividends                                              (4,770)                  (4,770)
                                                               --------                 --------
Net income available to common
    shareholders                                               $ 21,386                 $ 20,106
                                                               --------                 --------
                                                               --------                 --------

Per share income available to common
    shareholders:
         Basic                                                 $   1.04                 $   1.01
         Diluted                                               $   1.03                 $    .99

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

The effect of this revised reporting on the Company's condensed balance sheets, condensed statements of operations, net income and earnings per share is as follows:

                                                       (in thousands, except for per share data)

                                                                For the nine months ended
                                                                        Sept 30,
                                                                        --------
                                                              1998                      1997
                                                              ----                      ----
                                                   Previously        As      Previously        As
                                                    Reported      Revised     Reported      Revised
                                                    --------      -------     --------      -------
Condensed Balance Sheets:
     Investment in real estate, net                 $681,392     $701,531     $498,307     $508,221
     Mortgage notes receivable                        19,655          918       19,584        9,670
     Other assets                                     91,469       87,704      111,431      111,114
                                                    --------     --------     --------     --------
        Total assets                                $792,516     $790,153     $629,322     $629,005
                                                    --------     --------     --------     --------
                                                    --------     --------     --------     --------

     Long term debt                                 $334,348     $334,348     $281,988      281,988
     Other liabilities                                45,485       45,485       32,682       32,832
     Shareholders' equity                            412,683      410,320      314,652      314,185
                                                    --------     --------     --------     --------

       Total liabilities and
           shareholders' equity                     $792,516     $790,153     $629,322     $629,005
                                                    --------     --------     --------     --------
                                                    --------     --------     --------     --------

Condensed Statements of Operations:
     Operating and investment revenue               $ 77,785     $ 77,899      $57,994      $58,208
     Other revenue                                     6,083        2,572        3,425        2,744
                                                    --------     --------     --------     --------
        Total revenue                                 83,868       80,471       61,419       60,952
     Operating expenses                             (56,472)     (56,472)     (41,988)     (41,988)
     Other income (expense)                             (45)        1,358          126          126
                                                    --------     --------     --------     --------

     Net income                                     $ 27,351     $ 25,357     $ 19,557     $ 19,090
                                                    --------     --------     --------     --------
                                                    --------     --------     --------     --------

Net income available to common shareholders per share:
Net income per share- basic                         $   1.14     $   1.04     $   1.06     $   1.03
Net income per share- diluted                       $   1.13     $   1.03     $   1.04     $   1.01

                                                       (in thousands, except for per share data)

                                                               For the nine months ended
                                                                       Sept 30,
                                                                       --------
                                                             1998                      1997
                                                             ----                      ----
                                                   Previously        As      Previously        As
                                                    Reported      Revised     Reported      Revised
                                                    --------      -------     --------      -------
Condensed Statements of Operations:
     Operating and investment revenue               $ 26,558     $ 26,622      $19,840      $19,927
     Other revenue                                     2,008          482        1,719        1,324
                                                    --------     --------     --------     --------
        Total revenue                                 28,566       27,104       21,559       21,251
     Operating expenses                             (18,989)     (18,989)     (14,876)     (14,876)
     Other income (expense)                              (7)          (7)           59          59
                                                    --------     --------     --------     --------


     Net income                                     $  9,570     $  8,108      $ 6,742      $ 6,434
                                                    --------     --------     --------     --------
                                                    --------     --------     --------     --------

Net income available to common shareholders per share:

Net income per share- basic                         $    .40     $    .32      $   .35      $   .34
Net income per share- diluted                       $    .39     $    .32      $   .35      $   .33

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES

Total revenues increased by $5.9 million or 27.5% over the same period last year.

In the third quarter of 1998, 98.2% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

Operating and investment revenues increased by $6.7 million in the third quarter of 1998. A portion of the increase from the prior year is due to income from twenty-seven properties acquired in the first nine months of 1998 and two build-to-suit properties coming on line totaling 4.2 million square feet, net of fourdispositions as of September 30, 1998. The remainder of the increase was attributable to a full period of income from the 1997 acquisition of twenty-one properties, totaling 7.1 million square feet and seven build-to-suit properties totaling 1.6 million square feet coming on-line in 1997, net of three property dispositions.

Other revenues decreased $0.8 million due to decreased fees earned by the Company in connection with build-to-suit, development and leasing activities which was partially offset by decreased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $1.4 million from period to period. The majority of the increase, $1.6 million, resulted from a full period of real estate taxes on 1997 acquisitions and a partial period of real estate taxes on 1998 acquisitions, net of dispositions. Property operating and leasing costs decreased in part due to lower insurance, utilities and repairs and maintenance. Property operating and leasing costs as a percentage of total revenues decreased from 13.4% to 9.9% when comparing the third quarter of 1997 to the third quarter of 1998 due mainly to "economies of scale" realized by the Company.

General and administrative expenses increased by $0.2 million for the period due primarily to the growth of the Company, but as a percentage of total revenues decreased from 3.7% to 3.6% when comparing the third quarter of 1997 to the third quarter of 1998.

Depreciation and amortization increased by $1.2 million due to a full period of depreciation on 1997 acquisitions and partial period depreciation on 1998 acquisitions.

Interest incurred increased by approximately $1.1 million over the same period last year due to the Company holding higher average balances outstanding in the third quarter of 1998 compared to 1997.

Other income (expenses) decreased due to the non-recurring disposal of fixed assets for a gain which occurred in the third quarter of 1997. There was no corresponding disposal in the third quarter of 1998.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $1.7 million or 26.0% due to the growth of the Company through the net acquisition of warehouse/industrial real estate.

Funds from operations (FFO) increased 11.0% from $10.9 million to $12.1 from the third quarter of 1997 to the third quarter of 1998. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs. The Company considers FFO and FFO growth to be one relevant measure of financial performance of equity REITs that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company.

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

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the third quarter of 1998 was 94.1% compared with 89.7% for the same period last year. The third quarter margin was in line with the Company's expectations.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES

Total revenues increased by $19.5 million or 32.0% over the same period last year.

In the nine months of 1998, 96.8% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties.

Operating and investment revenues increased by $19.7 million in the first nine months of 1998. A portion of the increase from the prior year is due to income from twenty-seven properties acquired in the first nine months of 1998 and two build-to-suit properties coming on line totaling 4.2 million square feet, net of four dispositions as of September 30, 1998. The remainder of the increase was attributable to a full period of income from the 1997 acquisition of twenty-one properties, totaling 7.1 million square feet and seven build-to-suit properties totaling 1.6 million square feet coming on-line in 1997, net of property dispositions.

The company incurred gains on the sale of four properties during the first half of 1998. In 1997, the Company sold one property resulting in a much lower gain.


OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $6.3 million from period to period. The majority of the increase, $5.2 million, resulted from a full period of real estate taxes on 1997 acquisitions and a partial period of real estate taxes on 1998 acquisitions, net of dispositions. The balance of the increase was due to increased leasing expenses, insurance, utilities, repairs and maintenance and property management costs which increased proportionate to the level of acquisitions. However, property operating and leasing costs as a percentage of total revenues decreased from 13.6% to 11.7% when comparing the first nine months of 1997 to the same period in 1998 due to "economies of scale" realized by the Company.

General and administrative expenses increased by $0.7 million for the period due primarily to the growth of the Company, but as a percentage of total revenues remained constant from 3.7% to 3.7% comparing periods.

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

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $6.3 million or 32.9% due to the growth of the Company through the net acquisition of Warehouse/Industrial real estate.

Funds from operations (FFO) increased 15.3% from $30.7 million to $35.4 million the nine months ended September 30, 1997 to the nine months ended September 30, 1998.

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

The Net Revenue Margin for the first nine months of 1998 was 89.2% compared with 89.8% for the same period last year. The decrease was primarily attributable to transitional vacancy.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. However, cash flow from operations during the first nine months of 1998 of $43.8 million net of $30.7 million of

1998 distributions provided $13.1 million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

For the first nine months of 1998, the Company's investment activities include acquisitions of $64.0 million, advances for construction in progress of $26.7 million, advances on mortgage notes receivable of $17.5 million, and improvements and additions to properties of $17.6 million. These activities were funded with dispositions of real estate of $29.1 million, advances on the company's line of credit of $93.9 million and a portion of the Company's retained capital.

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


                                    CENTERPOINT PROPERTIES TRUST
                                    a Maryland Company


                                    By:    /s/ Paul S. Fisher
                                       ---------------------------------------
                                           Paul S. Fisher
                                           Executive Vice President and
                                           Chief Financial Officer
December 29, 1999                          (Principal Accounting Officer)