Form 10-K/A
period 1998-12-31
CENTERPOINT PROPERTIES TRUST
filed 2000-01-04
CIK 912893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

(Mark One)

     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---  EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended DECEMBER 31, 1998 or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from ______________ to _______________

                         Commission file number    1-12630
                                                -------------

                          CENTERPOINT PROPERTIES TRUST
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Maryland                                      36-3910279
-------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

1808 Swift Drive, Oak Brook, Illinois             60523
---------------------------------------          --------
(Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:       (630) 586-8000
                                                      ----------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class                                    Name of Each Exchange On Which Registered
     -------------------                                    ------------------------------------------
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

                                      None
                  ------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 X   Yes     No
---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

As of March 11, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $624,185,696 (based on 19,505,803 shares held by non-affiliates and computed by reference to the reported closing price).

The registrant had 20,051,448 shares of its common stock, $.001 par value, outstanding as of March 11, 1999.

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

                                TABLE OF CONTENTS


                                   PART I                                                                      Page
                                   ------                                                                      ----

Item 1.       Business............................................................................................1

Item 2.       Properties.........................................................................................12

Item 3.       Legal Proceedings..................................................................................24

Item 4.       Submission of Certain Items to a Vote of Security Holders..........................................24


                                     PART II
                                     -------

Item 5.       Market for Registrant's Common Equity and Related Matters..........................................25

Item 6.       Selected Historical Financial Data.................................................................26

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............29

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.........................................36

Item 8.       Financial Statements and Supplementary Data........................................................37

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............37


                                    PART III
                                    --------

Item 10.      Directors and Executive Officers of the Registrant.................................................39

Item 11.      Executive Compensation.............................................................................39

Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................................39

Item 13.      Certain Relationships and Related Transactions.....................................................39

                                     PART IV
                                     -------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................40

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

         In July 1998, the Company consolidated its three regional offices into redeveloped warehouse space suburban Oak Brook, Illinois, centrally located in the Chicago region. Intentionally, all of CenterPoint's assets are located within a two-hour drive of its headquarters. The Company believes that its geographic focus has enabled rapid and entrepreneurial response to market opportunities and has fostered constant interaction among tenants and management in furtherance of the Company's focus on customer satisfaction, which anchors CenterPoint's strategy.

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

- INVESTMENT. The Company believes that per share growth is maximized through investment activity concentrating on properties offering immediate cash yields above its long term cost of capital, with the potential for rapid yield growth. The Company seeks to invest exclusively in warehouse/industrial properties that satisfy its yield and growth objectives through the lease up of vacancy, property expansion, redevelopment, or the development or disposition of surplus land. The Company strictly limits speculative investment.

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

         - REAL ESTATE MARKET CONDITIONS/WAREHOUSE SUPPLY & DEMAND. Favorable trends in growth, business investment, utilization, and employment in the Midwest have resulted in increased space demand and increasing rents. Although the Company believes it is the largest owner and operator of warehouse/industrial property in Greater Chicago, its portfolio represented less than 2% of the market (based on square footage) as of December 31, 1998. In a 1.25 billion square-foot industrial market, this allows substantial opportunities for future growth.

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

         FOCUS ON VALUE-ADDED INVESTMENTS. The Company seeks to acquire warehouse/industrial properties that have an initial cash yield greater than the Company's long term cost of capital (currently estimated to be 9.5% to 10.5%), that offer the best opportunity for cash flow growth, and that meet the Company's investment criteria. Management has established strategies for responding to every stage of the economic cycle, altering its investment emphasis through the recovery, strong economy, and recession phases. This ensures that when conditions change, the Company is well prepared to meet the needs of its clients with minimal reaction time. All investment activities are focused on creating value for its tenants by providing high quality and efficient facilities at attractive rental rates

         - RECOVERY --> ACQUISITIONS. During a recovering economy, CenterPoint acquires existing leased generic industrial buildings that are suitable for a wide variety of tenant uses. Traditionally, the seller is a company that is growing rapidly and can better invest its capital in its own business rather than in owning bricks and mortar. CenterPoint takes on that responsibility and enhances the facility through professional management.

         - STRONG ECONOMY --> BUILD-TO-SUITS. During a strong economy, many tenants want to expand their space. As a result of the comfort level achieved through CenterPoint's long-term relationships with their tenants, as well as constant communication, the Company can ascertain the specific requirements of the tenant's future home. It can then be designed and built in the right location, on time, and within budget.

         - RECESSION --> RE-DEVELOPMENTS. During a weaker economy, companies, on average, want to shrink capacity. Therefore, CenterPoint has developed a number of refinements within older, economically viable properties, completely rebuilding an existing facility within a tenant's time frame. By understanding their tenant's business needs, the Company can envision the potential of a building and match it to the market.

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

         The Company's believes its dedication to efficient internal processes and "back of the house" practices has resulted in significant improvement to operating margins. As of December 31, 1998, Net Revenue margin increased to 88.7% from 88.1%; EBITDA margin increased to 64.5% from 62.4%; and Net Operating Income ("NOI") margin increased to 65.8% from 63.9%.

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

         The Company targets a ratio of long-term debt to total market capitalization of 25% to 40%, and a ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt service and fixed charges of
3.0 and 2.5 times or higher, respectively. For the year ended December 31, 1998, the Company's ratio of EBITDA to debt service was 5.4 and the ratio of EBITDA to fixed charges was 3.9.

TRANSACTIONS DURING 1998

         During 1998, the Company accomplished the following:

         1998 ACQUISITIONS AND DISPOSITIONS. During 1998, the Company acquired or completed development of 32 warehouse/industrial properties totaling 4.0 million square feet and approximately $111.5 million in total investment. Also in 1998, the Company disposed of 6 warehouse/industrial properties totaling approximately 871,000 square feet for approximately $36.4 million. In addition, during 1998 the Company sold approximately 32 acres of undeveloped land for approximately $21.0 million.

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

ITEM 2.       PROPERTIES.

THE COMPANY'S WAREHOUSE/INDUSTRIAL PROPERTIES

         The Company's investment portfolio of warehouse/industrial properties consists of 120 properties totaling approximately 23.6 million square feet. During 1998, the Company acquired 30 fully-leased warehouse/industrial properties, completed the construction of two fully leased warehouse/industrial build-to-suit properties with a total area of approximately 4.0 million square feet, disposed of six warehouse/industrial properties with a total area of approximately 872,000 square feet. Also, a 910,800 thousand square foot warehouse property was demolished with part of the land sold and the remaining land retained for development of a build-to-suit.

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

         TENANT DIVERSITY. The composition of tenants in the warehouse/industrial properties currently owned by the Company reflects the commercial diversity of businesses operating in Greater Chicago. At December 31, 1998 no single industry, other than Wholesale Trade-Durable Goods and Trucking/Warehousing, accounted for more than 5.8% of the leased space in the warehouse/industrial properties currently owned by the Company. Wholesale Trade-Durable Goods and Trucking/Warehousing, which encompasses a wide variety of industries, accounted for 25.9% of the leased space in the warehouse/industrial properties currently owned by the Company at December 31, 1998, and the six largest industries, other than Wholesale Trade-Durable Goods and Trucking/Warehousing, represented by tenants accounted collectively for only 30.8% of such space. In addition, rent from no single tenant comprised more than 3% of the Company's total revenues as of December 31, 1998.

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

                          CENTERPOINT PROPERTIES TRUST
                                PROPERTY SUMMARY
                             AS OF DECEMBER 31, 1998

                                                                    YEAR OF ORIGINAL
                                                                    CONSTRUCTION/LAST       ANNUALIZED     AVERAGE
                                                                      REDEVELOPMENT          BASE RENT     RENT PER       GLA
        PROPERTY ADDRESS                  CITY         STATE      AND/OR EXPANSION (1)       REVENUES     SQ. FT. (2) SQ. FT. (3)
        ----------------                  ----         -----      --------------------       --------     ----------- -----------

        1998 INVESTMENTS
        ----------------
LAKE COUNTY
28160 N. Keith                    Lake Forest            IL                1989                  $307,800       $3.95       77,924
28618 N. Ballard                  Lake Forest            IL                1984                   284,755        4.77       59,688
28167 N Keith                     Lake Forest            IL                1986                   177,066        6.79       26,082

N. KANE COUNTY
1575 Executive Drive              Elgin                  IL                1980                   156,804        5.05       31,050
1925 Holmes Rd. (6)               Elgin                  IL                1989                   503,622        4.28      117,600

CHICAGO O'HARE AREA
2121 Touhy Avenue (7)             Elk Grove              IL                1962                   450,100        3.50      128,600
2021 Lunt Avenue (7)              Elk Grove              IL                1972                   243,084        3.80       64,000
2001 S. Mt. Prospect Road (7)     Des Plaines            IL                1980                   566,810        3.41      166,220
755 Dillon Drive                  Wood Dale              IL                1986                   317,280        6.62       47,928
201 Oakton                        Des Plaines            IL                1984                   719,196        4.49      160,102
543 W. Algonquin Rd. (6)          Arlington Heights      IL                1970                   167,629        4.90       34,210

CITY NORTH
860 W. Evergreen                  Chicago                IL             1890/1995                 648,204        4.63      140,000
5730 North Tripp (6)              Chicago                IL                1975                   405,264        3.48      116,584
1381 N. Northbranch (6)           Chicago                IL                1900                   117,000        3.34       35,000

NEAR WEST SUBURBS
3601 N. Runge                     Franklin Park          IL             1962/1968                 412,407        3.61      114,266
3400 N. Powell                    Franklin Park          IL             1961/1980                 415,260        3.61      115,097
11100 W. Addison                  Franklin Park          IL                1967                   189,636        5.20       36,469
11140 W. Addison                  Franklin Park          IL             1961/1965                 345,330        3.09      111,588
3434 N. Powell                    Franklin Park          IL             1960/1966                 327,000        3.60       90,760
1999 N. Ruby                      Melrose Park           IL             1952/1962                 213,906        1.98      107,852
11550 W. King                     Franklin Park          IL                1963                   192,252        2.80       68,663
200 Champion Drive                Northlake              IL                1998                   665,640        4.02      165,612

                                             PERCENT
                                              OF GLA
                                   PERCENT    LEASED
                                   OF TOTAL    AS OF    NO. OF    PROPERTY
        PROPERTY ADDRESS           GLA (4)   12/31/98   TENANTS   TYPE(5)
        ----------------          ---------  --------   -------   -------

        1998 INVESTMENTS
        ----------------
LAKE COUNTY
28160 N. Keith                         0.33%      100%     1        ACQ
28618 N. Ballard                       0.25%      100%     1        ACQ
28167 N Keith                          0.11%      100%     1        ACQ

N. KANE COUNTY
1575 Executive Drive                   0.13%      100%     1        ACQ
1925 Holmes Rd. (6)                    0.49%      100%     1        ACQ

CHICAGO O'HARE AREA
2121 Touhy Avenue (7)                  0.53%      100%     1        ACQ
2021 Lunt Avenue (7)                   0.27%      100%     1        ACQ
2001 S. Mt. Prospect Road (7)          0.68%      100%     1        ACQ
755 Dillon Drive                       0.20%      100%     1        ACQ
201 Oakton                             0.66%       75%     2        ACQ
543 W. Algonquin Rd. (6)               0.14%      100%     1        ACQ

CITY NORTH
860 W. Evergreen                       0.58%      100%     1        ACQ
5730 North Tripp (6)                   0.48%      100%     1        ACQ
1381 N. Northbranch (6)                0.15%      100%     1        ACQ

NEAR WEST SUBURBS
3601 N. Runge                          0.47%      100%     1        ACQ
3400 N. Powell                         0.47%      100%     1        ACQ
11100 W. Addison                       0.15%      100%     1        ACQ
11140 W. Addison                       0.46%      100%     1        ACQ
3434 N. Powell                         0.38%      100%     1        ACQ
1999 N. Ruby                           0.44%      100%     1        ACQ
11550 W. King                          0.29%      100%     1        ACQ
200 Champion Drive                     0.68%      100%     1        BTS





                                                                   YEAR OF ORIGINAL
                                                                  CONSTRUCTION/LAST       ANNUALIZED     AVERAGE
                                                                    REDEVELOPMENT          BASE RENT     RENT PER       GLA
        PROPERTY ADDRESS                  CITY       STATE       AND/OR EXPANSION (1)      REVENUES     SQ. FT. (2) SQ. FT. (3)
        ----------------                  ----       -----       --------------------      --------     ----------- -----------

CENTRAL KANE/N. DUPAGE
1030 Fabyan Parkway               Batavia            IL                 1978                   $684,700       $3.22      212,728

SOUTHWEST SUBURBS
7633 S. Sayre                     Bedford Park       IL                 1968                     91,200        6.50       14,039
7201 S. Lemington                 Bedford Park       IL                 1958                    360,000        3.37      106,800
7200 S. Mason                     Bedford Park       IL                 1974                    606,420        2.92      207,345
6000 W. 73rd                      Bedford Park       IL                 1974                    397,391        2.68      148,091

SOUTH SUBURBS
2601 Bond Street                  University Park    IL                 1975                    224,000        3.50       64,000
11801 S. Central                  Alsip              IL                 1985                    853,158        3.00      284,386

MILWAUKEE COUNTY
4700 Ironwood Drive               Franklin           WI                 1998                    412,720        3.35      123,200
5521 Mill Road                    Milwaukee          WI                 1960                    103,700        2.33       44,435

DOWNSTATE ILLINOIS
Dial, Build-to-Suit               Granite City       IL                 1998                  2,120,016        2.61      812,000
                                                                                                                       ---------
SUBTOTAL                                                                                    $13,575,650                4,032,319
                                                                                            -----------                ---------
AVERAGE                                                                                                       $3.37      126,010
                                                                                                              -----    ---------

   PREVIOUSLY OWNED PROPERTIES
   ---------------------------

LAKE COUNTY
3145 Central Avenue(6)            Waukegan           IL                 1958                    788,500        2.63      300,000
1810-1820 Industrial Drive        Libertyville       IL                 1977                    267,756        3.15       85,000
1 Wildlife Way                    Long Grove         IL                 1994                    684,852       12.66       54,100
620-630 Butterfield Road          Mundelein          IL                 1990                    254,484       10.50       24,237
1700 Butterfield Road             Mundelein          IL                 1976                    232,500        3.88       60,000
950-970 Tower Road                Mundelein          IL               1979/1990                 154,805        4.04       38,359
2339-41 Ernie Krueger Court       Waukegan           IL               1990/1993                 219,615        4.03       54,450
1300 Northpoint Road              Waukegan           IL                 1994                    338,351        5.21       65,000




                                              PERCENT
                                              OF GLA
                                   PERCENT    LEASED AS
                                    OF TOTAL      OF      NO. OF   PROPERTY
        PROPERTY ADDRESS            GLA (4)    12/31/98   TENANTS  TYPE(5)
        ----------------            --------   --------   -------  ------
CENTRAL KANE/N. DUPAGE
1030 Fabyan Parkway                     0.87%       100%         1   ACQ

SOUTHWEST SUBURBS
7633 S. Sayre                           0.06%       100%         1   ACQ
7201 S. Lemington                       0.44%       100%         1   ACQ
7200 S. Mason                           0.85%       100%         1   ACQ
6000 W. 73rd                            0.61%       100%         2   ACQ

SOUTH SUBURBS
2601 Bond Street                        0.27%       100%         1   ACQ
11801 S. Central                        1.17%       100%         1   ACQ

MILWAUKEE COUNTY
4700 Ironwood Drive                     0.51%       100%         1   BTS
5521 Mill Road                          0.19%       100%         1   ACQ

DOWNSTATE ILLINOIS
Dial, Build-to-Suit                      3.33       100%         1   BTS
                                       ------       ----
SUBTOTAL                               16.64%
                                       ------
AVERAGE                                 0.52%
                                       ------

   PREVIOUSLY OWNED PROPERTIES
   ---------------------------

LAKE COUNTY
3145 Central Avenue(6)                  1.23%       100%         2   ACQ
1810-1820 Industrial Drive              0.35%       100%         1   ACQ
1 Wildlife Way                          0.23%       100%         1   RDV
620-630 Butterfield Road                0.10%         0%         0   BTS
1700 Butterfield Road                   0.25%       100%         1   ACQ
950-970 Tower Road                      0.16%       100%         3   BTS
2339-41 Ernie Krueger Court             0.23%       100%         1   BTS
1300 Northpoint Road                    0.28%       100%         1   ACQ



                                                                     YEAR OF ORIGINAL
                                                                    CONSTRUCTION/LAST      ANNUALIZED       AVERAGE
                                                                      REDEVELOPMENT         BASE RENT       RENT PER        GLA
        PROPERTY ADDRESS                  CITY         STATE       AND/OR EXPANSION (1)     REVENUES       SQ. FT. (2)  SQ. FT. (3)
         ----------------                  ----         -----       --------------------     --------       -----------  -----------

N.W. COOK COUNTY
1500 West Dundee Road (6)         Arlington Heights    IL                  1969               $2,107,009       $4.21      500,000
900 W. University Drive           Arlington Heights    IL                  1974                  586,000        6.79       86,254

N. KANE COUNTY
825 Tollgate Road                 Elgin                IL                  1989                  389,490        4.69       83,122

CHICAGO O'HARE AREA
O'Hare Express-Phase A-2          Chicago              IL                  1997                1,080,616        8.93      120,971
O'Hare Express-Phase B-1          Chicago              IL                  1997                2,125,388       12.38      171,685
110-190 Old Higgins Road          Des Plaines          IL                  1980                1,246,757       10.36      120,292
1796 Sherwin                      Des Plaines          IL                  1964                  617,252        6.48       95,220
2525 Busse Road                   Elk Grove Village    IL                  1975                3,314,136        3.73      888,335
2701-2781 Busse Road              Elk Grove Village    IL                  1997                1,222,932        4.87      251,076
2801-2881 Busse Road              Elk Grove Village    IL                  1997                1,112,802        4.43      251,076
1951 Landmeier                    Elk Grove Village    IL                  1967                  237,384        5.66       41,976
745 Birginal Road                 Bensenville          IL                  1974                  505,166        4.46      113,266
2743 Armstrong Court              Des Plaines          IL                  1989                  300,843        5.64       53,325
850 Arthur Avenue (8)             Elk Grove Village    IL               1971/1973                181,941        4.28       42,490
1400 Busse Road                   Elk Grove Village    IL                  1975                  442,421        2.98      148,436
1100 Chase Avenue (7)             Elk Grove Village    IL               1980/1996                150,778        3.62       41,651
2600 Elmhurst Road                Elk Grove Village    IL                  1995                  531,917        5.07      105,000
875 Fargo Avenue                  Elk Grove Village    IL                  1980                  424,596        5.15       82,368
1850 Greenleaf                    Elk Grove Village    IL                  1965                  255,024        4.35       58,627
1201 Lunt Avenue                  Elk Grove Village    IL                  1971                   45,118        6.11        7,380
1501 Pratt Avenue                 Elk Grove Village    IL                  1973                  589,132        3.88      151,900
1520 Pratt Avenue                 Elk Grove Village    IL                  1968                  243,551        3.89       62,546
10601 Seymour Avenue (6)          Franklin Park        IL               1963/1970              2,755,299        4.07      677,000

2553 North Edgington              Franklin Park        IL               1967/1995              1,176,222        4.29      274,303
10740 West Grand Avenue (7)       Franklin Park        IL               1965/1971                189,052        2.86       66,000
1800 Bruning Drive                Itasca               IL               1975/1978              1,169,203        5.79      202,000
245 Beinoris Drive                Wood Dale            IL               1988/1993                 93,741        7.82       11,989

4501 West Augusta Boulevard       Chicago              IL               1942/1989                792,975        1.83      432,661

                                              PERCENT
                                              OF GLA
                                  PERCENT    LEASED AS
                                  OF TOTAL       OF      NO. OF   PROPERTY
        PROPERTY ADDRESS           GLA (4)    12/31/98   TENANTS  TYPE(5)
         ----------------         --------   ---------   -------  --------

N.W. COOK COUNTY
1500 West Dundee Road (6)              2.05%        49%         2   ACQ
900 W. University Drive                0.36%       100%         1   ACQ

N. KANE COUNTY
825 Tollgate Road                      0.34%       100%         2   ACQ

CHICAGO O'HARE AREA
O'Hare Express-Phase A-2               0.50%       100%         2   BTS
O'Hare Express-Phase B-1               0.71%       100%         1   BTS
110-190 Old Higgins Road               0.50%        99%         7   ACQ
1796 Sherwin                           0.39%       100%         2   ACQ
2525 Busse Road                        3.64%        85%         9   ACQ
2701-2781 Busse Road                   1.03%       100%         2   BTS
2801-2881 Busse Road                   1.03%       100%         2   BTS
1951 Landmeier                         0.18%       100%         2   ACQ
745 Birginal Road                      0.47%       100%         1   ACQ
2743 Armstrong Court                   0.23%       100%         1   BTS
850 Arthur Avenue (8)                  0.18%       100%         1   ACQ
1400 Busse Road                        0.61%        39%        12   ACQ
1100 Chase Avenue (7)                  0.18%       100%         1   ACQ
2600 Elmhurst Road                     0.43%       100%         1   BTS
875 Fargo Avenue                       0.34%       100%         1   ACQ
1850 Greenleaf                         0.25%       100%         1   ACQ
1201 Lunt Avenue                       0.03%       100%         1   ACQ
1501 Pratt Avenue                      0.63%       100%         2   ACQ
1520 Pratt Avenue                      0.26%       100%         1   ACQ
10601 Seymour Avenue (6)               2.77%        74%         2   ACQ/
                                                                    RDV
2553 North Edgington                   1.13%       100%         4   ACQ
10740 West Grand Avenue (7)            0.28%       100%         1   ACQ
1800 Bruning Drive                     0.83%       100%         1   ACQ
245 Beinoris Drive                     0.05%       100%         1   BTS/
                                                                    RDV
4501 West Augusta Boulevard            1.77%        97%         8   RDV




                                                                     YEAR OF ORIGINAL
                                                                    CONSTRUCTION/LAST      ANNUALIZED     AVERAGE
                                                                      REDEVELOPMENT         BASE RENT     RENT PER       GLA
        PROPERTY ADDRESS                  CITY         STATE       AND/OR EXPANSION (1)     REVENUES     SQ. FT. (2) SQ. FT. (3)
        ----------------                  ----         -----       --------------------     --------     ----------- -----------

N.W. SUBURBS
400 North Wolf Road               Northlake            IL               1956/1997             $5,128,034       $3.36    1,527,593

CENTRAL KANE/N. DUPAGE
425 South 37th Avenue (7)         St. Charles          IL                  1975                  393,581        3.82      103,106
1250 Carolina Drive               West Chicago         IL                  1988                  514,500        3.43      150,000
1645 Downs Drive                  West Chicago         IL                  1975                  414,048        3.20      129,390
1733 Downs Drive                  West Chicago         IL                  1975                  363,816        2.50      145,528
825-845 Hawthorne Lane (6)        West Chicago         IL                  1974                  527,700        3.32      158,772
1700 West Hawthorne (6)           West Chicago         IL               1959/1969              1,381,800        1.88      735,196

WEST SUBURBS
2901 Centre Circle (7)            Downers Grove        IL                  1979                  153,238        7.28       21,056

FAR WEST SUBURBS
1 Allsteel Drive (7)              Aurora               IL                  1960                2,387,565        2.37    1,008,120
2727 West Diehl Road              Naperville           IL                  1997                2,047,896        4.65      440,343
2885 West Diehl Road              Naperville           IL                  1997                1,145,928        3.80      301,560

SOUTHWEST SUBURBS
7447 South Central Avenue         Bedford Park         IL                  1975                  283,723        2.40      118,218
7400 S. Narragansett Ave (6)      Bedford Park         IL                  1976                  515,424        2.95      174,720
6751-55 South Sayre Avenue        Bedford Park         IL                  1974                  695,352        2.87      242,690
7525 South Sayre                  Bedford Park         IL                  1981                  411,261        3.34      123,178
6464 West 51st Street             Forest View          IL                  1973                  730,326        3.50      208,713
6500 West 51st Street             Forest View          IL                  1975                  500,292        2.70      185,295
9301 W. 55th Street (6)           McCook               IL                  1979                1,620,000        0.95    1,700,000



                                              PERCENT
                                              OF GLA
                                    PERCENT  LEASED AS
                                   OF TOTAL      OF      NO. OF   PROPERTY
        PROPERTY ADDRESS           GLA (4)    12/31/98   TENANTS  TYPE(5)
        ----------------          --------   ---------   -------  --------

N.W. SUBURBS
400 North Wolf Road                    6.25%       100%         4   ACQ

CENTRAL KANE/N. DUPAGE
425 South 37th Avenue (7)              0.43%       100%         1   ACQ
1250 Carolina Drive                    0.62%       100%         1   BTS
1645 Downs Drive                       0.53%       100%         1   ACQ
1733 Downs Drive                       0.60%       100%         1   ACQ
825-845 Hawthorne Lane (6)             0.65%        83%         5   ACQ
1700 West Hawthorne (6)                3.01%       100%         1   ACQ

WEST SUBURBS
2901 Centre Circle (7)                 0.09%       100%         1   ACQ

FAR WEST SUBURBS
1 Allsteel Drive (7)                   4.13%        99%         3   ACQ
2727 West Diehl Road                   1.81%       100%         1   BTS
2885 West Diehl Road                   1.24%       100%         1   BTS

SOUTHWEST SUBURBS
7447 South Central Avenue              0.49%       100%         1   ACQ
7400 S. Narragansett Ave (6)           0.72%       100%         1   ACQ
6751-55 South Sayre Avenue             1.00%       100%         2   ACQ
7525 South Sayre                       0.51%        63%         2   ACQ
6464 West 51st Street                  0.86%       100%         4   ACQ
6500 West 51st Street                  0.76%       100%         1   ACQ
9301 W. 55th Street (6)                6.96%       100%         1   RDV




                                                                     YEAR OF ORIGINAL
                                                                    CONSTRUCTION/LAST     ANNUALIZED     AVERAGE
                                                                      REDEVELOPMENT        BASE RENT     RENT PER       GLA
        PROPERTY ADDRESS                  CITY         STATE       AND/OR EXPANSION (1)    REVENUES     SQ. FT. (2) SQ. FT. (3)
        ----------------                  ----         -----       --------------------    --------     ----------- -----------


800 Enterprise Court              Naperville           IL                 1985                 $183,660       $5.25       34,984
720 Frontenac                     Naperville           IL                 1991                  524,308        3.05      171,935
820 Frontenac                     Naperville           IL                 1988                  500,045        3.26      153,604
920 Frontenac                     Naperville           IL                 1987                  413,900        3.42      121,200
1020 Frontenac                    Naperville           IL                 1980                  441,750        4.43       99,684
1120 Frontenac                    Naperville           IL               1980/1994               578,915        3.76      153,902
1510 Frontenac                    Naperville           IL                 1986                  359,287        3.43      104,886
1560 Frontenac                    Naperville           IL                 1987                  305,278        3.57       85,608
1651 Frontenac                    Naperville           IL                 1978                  123,139        4.05       30,414
2764 Golfview                     Naperville           IL                 1985                  102,284        5.11       20,022
1500 Shore Drive                  Naperville           IL                 1985                  144,150        3.33       43,230
1150 Shore Road                   Naperville           IL                 1985                  126,773        4.20       30,184
2301 North Route 30               Plainfield           IL                 1972                  777,367        2.75      282,679
1355 Enterprise Drive (6)         Romeoville           IL                 1980                  341,880        2.80      122,100

SOUTHWEST SUBURBS
6600 River Road                   Hodgkins             IL                 1968                1,438,178        2.28      630,410

FAR S.W. SUBURBS
16400 West 103rd Street (7)       Lemont               IL               1983/1995               299,616        4.71       63,612
1319 Marquette Drive              Romeoville           IL                 1990                  218,094        6.00       36,349
7001 Adams Street                 Willowbrook          IL                 1994                  192,720        7.61       25,324

CHICAGO SOUTH
3133 East 106th (6)               Chicago              IL                 1971                  300,285        3.75       80,076
4400 South Kolmar (6)             Chicago              IL                 1966                  290,182        3.15       92,000
900 East 103rd Street             Chicago              IL               1910/1990             1,853,141        3.22      575,462


                                              PERCENT
                                               OF GLA
                                   PERCENT    LEASED AS
                                   OF TOTAL      OF      NO. OF   PROPERTY
        PROPERTY ADDRESS           GLA (4)    12/31/98   TENANTS  TYPE(5)
        ----------------          --------   ---------   -------  --------
800 Enterprise Court                   0.15%       100%         1   ACQ
720 Frontenac                          0.71%       100%         2   ACQ
820 Frontenac                          0.63%       100%         1   ACQ
920 Frontenac                          0.50%       100%         1   ACQ
1020 Frontenac                         0.41%       100%         1   ACQ
1120 Frontenac                         0.63%       100%         1   ACQ
1510 Frontenac                         0.43%       100%         1   ACQ
1560 Frontenac                         0.36%       100%         2   ACQ
1651 Frontenac                         0.13%       100%         1   ACQ
2764 Golfview                          0.08%       100%         1   ACQ
1500 Shore Drive                       0.18%       100%         2   ACQ
1150 Shore Road                        0.13%       100%         1   ACQ
2301 North Route 30                    1.16%       100%         1   ACQ
1355 Enterprise Drive (6)              0.50%        25%         1   ACQ

SOUTHWEST SUBURBS
6600 River Road                        2.58%       100%         1   ACQ

FAR S.W. SUBURBS
16400 West 103rd Street (7)            0.27%       100%         1   ACQ
1319 Marquette Drive                   0.15%         0%         0   BTS
7001 Adams Street                      0.11%       100%         1   BTS

CHICAGO SOUTH
3133 East 106th (6)                    0.33%       100%         1   ACQ
4400 South Kolmar (6)                  0.38%       100%         1   ACQ
900 East 103rd Street                  2.36%        24%         1   RDV




                                                                     YEAR OF ORIGINAL
                                                                    CONSTRUCTION/LAST      ANNUALIZED     AVERAGE
                                                                      REDEVELOPMENT         BASE RENT     RENT PER       GLA
        PROPERTY ADDRESS                  CITY         STATE       AND/OR EXPANSION (1)     REVENUES     SQ. FT. (2) SQ. FT. (3)
        ----------------                  ----         -----       --------------------     --------     ----------- ------------

11701 South Central Avenue        Alsip                IL                 1970                  $951,136       $3.20      297,207
5619-25 West 115th Street         Alsip                IL                 1974                 1,805,830        4.55      396,979
21399 Torrence Avenue             Sauk Village         IL                 1987                   745,164        2.00      372,835

N.W. INDIANA
425 West 151st Street             East Chicago         IN               1913/1991              1,310,418        3.75      349,236
201 Mississippi Street            Gary                 IN               1945/1988              3,782,586        3.60    1,052,173
1827 North Bendix Drive (6)       South Bend           IN               1964/1990                583,212        2.92      199,730

MILWAUKEE COUNTY
7501 North 81st Street            Milwaukee            WI                 1987                   576,000        3.13      183,958
1475 S. 101st                     West Allis           WI                 1969                   194,013        4.13       46,973
2003-2201 S. 114th Street         West Allis           WI                 1965                   642,540        2.64      243,350

KENOSHA COUNTY
8200 100th Street                 Pleasant Prairie     WI                 1990                   568,361        3.83      148,472
8901 102nd Street                 Pleasant Prairie     WI                 1990                   649,532        6.15      105,637


RACINE COUNTY
1333 Grandview Drive              Yorkville            WI                   .                    796,572        3.79      210,000

SUBTOTAL                                                                                     $70,631,809               20,414,752
                                                                                                                       ----------
AVERAGE                                                                                                        $3.46      229,379
                                                                                                                       ----------
GRAND TOTAL ALL WAREHOUSE/
  INDUSTRIAL PROPERTIES                                                                      $84,207,459               24,447,071
                                                                                                                       ----------
AVERAGE ALL WAREHOUSE/
  INDUSTRIAL PROPERTIES (9)                                                                                    $3.44      202,042
                                                                                                                       ----------
GRAND TOTAL ALL WAREHOUSE/
  INDUSTRIAL PROPERTIES
  EXCLUDING REDEVELOPMENTS
  AT 12/31/98                                                                                $84,207,459               23,871,609
AVERAGE ALL WAREHOUSE/
  INDUSTRIAL PROPERTIES
  EXCLUDING REDEVELOPMENTS
  AT 12/31/98 (9)                                                                                              $3.56      168,568
                                                                                                                       ----------
                                               PERCENT
                                                OF GLA
                                     PERCENT   LEASED AS
                                    OF TOTAL      OF      NO. OF   PROPERTY
        PROPERTY ADDRESS            GLA (4)    12/31/98   TENANTS   TYPE(5)
        ----------------            -------   ---------   -------  --------
11701 South Central Avenue              1.22%       100%         1    ACQ
5619-25 West 115th Street               1.63%       100%         4    RDV
21399 Torrence Avenue                   1.53%       100%         1    ACQ

N.W. INDIANA
425 West 151st Street                   1.43%        96%         9    RDV
201 Mississippi Street                  4.31%        95%        14    RDV
1827 North Bendix Drive (6)             0.82%       100%         1    ACQ

MILWAUKEE COUNTY
7501 North 81st Street                  0.76%       100%         1    ACQ
1475 S. 101st                           0.20%       100%         1    ACQ
2003-2201 S. 114th Street               1.00%       100%         2    ACQ

KENOSHA COUNTY
8200 100th Street                       0.61%       100%         1    ACQ
8901 102nd Street                       0.44%       100%         1    ACQ


RACINE COUNTY
1333 Grandview Drive                    0.86%       100%         1    ACQ

SUBTOTAL                               83.36%
AVERAGE                                 0.94%


GRAND TOTAL ALL WAREHOUSE/
  INDUSTRIAL PROPERTIES               100.00%                 211
AVERAGE ALL WAREHOUSE/
  INDUSTRIAL PROPERTIES (9)                          95%

GRAND TOTAL ALL WAREHOUSE/
  INDUSTRIAL PROPERTIES
  EXCLUDING REDEVELOPMENTS
  AT 12/31/98                                        96%
AVERAGE ALL WAREHOUSE/
  INDUSTRIAL PROPERTIES
  EXCLUDING REDEVELOPMENTS
  AT 12/31/98 (9)

--------------------

(1) First date of original construction; second date is year of last redevelopment and/or expansion. If only one date appears, it is the acquisition date; the property has not been redeveloped or expanded.
(2)      Determined by dividing annualized base rent revenue by GLA.
(3)      "GLA" means gross leasable area.
(4) Determined as a percent of the total GLA for the warehouse/industrial properties.
(5) ACQ refers to an existing leased property acquired by the Company, BTS refers to a build-to-suit property and RDV refers to a redevelopment property. One of the redevelopment properties, 900 East 103rd Street, Chicago Illinois, has been taken out of operations as of December 31, 1998 to complete rehab construction.
(6) Properties purchased through a sale-leaseback to the previous owner have no operating history relevant to third party usage.
(7) Properties purchased from an owner occupant have no prior operating history relevant to third party usage.
(8) The seller of this property holds a note payable by the Company in the principal amount of $575,000 and secured by this property.
(9) Average size equals total GLA divided by the number of warehouse/industrial properties.

LEASE EXPIRATIONS

         The following table shows as of December 31, 1998 scheduled lease expirations for the Company's warehouse/industrial properties commencing January 1, 1999 and for the next ten years, assuming that no tenants exercise renewal options:

                                                                       AVERAGE    % OF TOTAL
                                                                      BASE RENT   PROPERTIES    % OF 1998
                                            GLA OF     ANNUALIZED    PER SQ. FT.      GLA       BASE RENT
                               NO. OF      EXPIRING     BASE RENT       UNDER     REPRESENTED  REPRESENTED
                               LEASES       LEASES      EXPIRING      EXPIRING    BY EXPIRING  BY EXPIRING
                              EXPIRING    (SQ. FT.)      LEASES        LEASES       LEASES       LEASES
                              --------    ---------      ------        ------       ------       ------
YEAR ENDING DECEMBER 31

1999 ......................      51      3,966,037     $12,402,962      $3.13       19.14%       16.02%
2000 ......................      45      2,668,046       9,203,895       3.45       12.88%       11.89%
2001 ......................      21      1,563,859       6,132,702       3.92        7.55%        7.92%
2002 ......................      28      3,432,979      10,088,978       2.94       16.57%       13.03%
2003 ......................      25        2171065         8283914       3.82       10.48%       10.7%
2004 ......................      10      1,650,214       6,054,731       3.67        7.97%        7.82%
2005 ......................      11      1,526,940       4,716,660       3.09        7.37%        6.09%
2006 ......................       9      1,604,063       5,451,730       3.40        7.74%        7.04%
2007 ......................       7        704,764       4,687,687       6.65        3.4%         6.06%
2008 ......................       8      1,429,729       6,684,065       4.68        6.9%         8.63%


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

         The following table sets forth certain information regarding the Company's retail properties:

                                                                      PERCENT
                         YEAR OF                                         OF
                      ACQUISITION/                           PERCENT    GLA                   AVERAGE
                          LAST         YEAR OF      TOTAL      OF      LEASED                   RENT
                      REDEVELOPMENT   ORIGINAL       GLA     TOTAL     AS OF     ANNUALIZED     PER       NUMBER
                           OF        CONSTRUCTION/ (SQ. FT.)  GLA     DECEMBER   BASE RENT    SQ. FT.       OF
                      EXPANSION (1)   EXPANSION      (2)      (3)     31, 1998    REVENUE       (4)      TENANTS
                      -------------   ---------      ---      ---     --------    -------       ---      -------

4-48 Barring Rd.          1994              1991     38,633    63.1%    76.9%      $315,565       $8.17         8
Streamwood, IL
84-120 McHenry Rd.      1990/1993           1989     20,535    33.6%    80.0%       307,774       14.99         8
Wheeling, IL
351 North Rohlwing Rd.    1993              1989      2,015     3.3%   100.0%        61,440       30.49         1
                                                      -----     ----                 ------       -----         -
Itasca, IL

TOTAL                                                61,183   100.0%               $684,779      $11.19        17
                                                     ======   ======               ========      ======        ==

----------------------


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

                               GLA OF    ANNUALIZED                       % OF TOTAL RETAIL    % OF 1998 RETAIL
                   NO. OF     EXPIRING    BASE RENT   AVERAGE BASE RENT     PROPERTIES GLA        BASE RENT
  YEAR ENDING      LEASES      LEASES     EXPIRING    PER SQ. FT. UNDER     REPRESENTED BY      REPRESENTED BY
  DECEMBER 31     EXPIRING   (SQ. FT.)     LEASES      EXPIRING LEASES     EXPIRING LEASES     EXPIRING LEASES
  -----------     --------   ---------     ------      ---------------     ---------------     ---------------

     1999            2          3,918       $57,468        $14.67               9.14%                9.48%
     2000            5         10,334       113,100         10.94              24.11%               18.66%
     2001            5         14,120       150,084         10.63              32.94%               24.77%
     2002            0              0             0             0                  0%                   0%
     2003            1          3,080        31,596         10.26               7.19%                5.21%
     2004            2          5,274       125,976         23.89              12.30%               20.79%
     2005            0              0             0             0                  0%                   0%
     2006            1          6,140       127,788         20.81              14.32%               21.09%
     2007            0              0             0             0                  0%                   0%
     2008            0              0             0             0                  0%                   0%

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


                                                                                                    CASH
         QUARTERLY PERIOD ENDING                                    HIGH              LOW       DISTRIBUTION/SHARE
         -----------------------                                    ----              ---       ------------------
         December 31, 1995..............................        $23-3/8          $21-5/8            $0.390
         March 31, 1996.................................         24-1/8           22                 0.405
         June 30, 1996..................................         27               26-1/8             0.405
         September 30, 1996.............................         26-7/8           26-3/4             0.405
         December 31, 1996..............................         32-3/4           30-7/8             0.405
         March 31, 1997.................................         32-7/8           30-1/4             0.420
         June 30, 1997..................................         31-7/8           28-1/2             0.420
         September 30, 1997.............................         36-5/16          31-7/8             0.420
         December 31, 1997..............................         37-1/16          31-1/4             0.420
         March 31, 1998.................................         36-1/16          32-3/4             0.438
         June 30, 1998..................................         35-5/8           31-7/16            0.438
         September 30, 1998.............................         36-7/16          30-11/16           0.438
         December 31, 1998..............................         36-7/8           32-1/4             0.438

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

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

         The following tables set forth, on a historical basis, Selected Financial Data for the Company. The following table should be read in conjunction with the historical financial statements of the Company and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," both included elsewhere in this Form 10-K/A.

         As discussed in Note 2A to the financial statements, the Company determined that it had recognized certain participation, assignment, consulting and financing fees in periods in advance of that permitted and has revised previously issued financial statements accordingly. In addition, the Company revised previously issued financial statements to recognize, for financial reporting purposes, certain gains in connection with tax-deferred exchanges that had not been previously recognized. Accordingly, the financial statements and the Selected Financial Data for the years ended December 31, 1998 and 1997 shown below have been revised.

         The Selected Financial Data for the Company is not necessarily indicative of the actual financial position of the Company or results of operations at any future date or for a future period.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                       SELECTED HISTORICAL FINANCIAL DATA
   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA, RATIOS AND NUMBER OF PROPERTIES)


                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                    1998        1997
                                                  REVISED      REVISED             1996          1995          1994
                                                  -------      -------             ----          ----          ----
Operating Data:
   Revenues                                       $107,226      $85,588         $63,330       $46,952       $33,633

  Expenses:
    Operating expenses excluding depreciation
       and amortization (1)                        (35,700)     (29,182)        (20,751)      (14,774)      (11,442)
    Depreciation and other amortization            (21,418)     (15,278)        (10,648)       (8,456)       (6,176)
    General and administrative                      (4,041)      (3,105)         (2,567)       (2,150)       (1,573)
     Interest expense:
        Interest incurred, net                     (13,659)     (10,071)         (9,865)      (11,562)      (11,073)
        Amortization of deferred financing costs    (1,817)        (800)         (1,127)       (1,150)         (976)
                                                  --------      --------        --------      --------      --------
  Operating income                                  30,591       27,152          18,372         8,860         2,393
     Gain on real estate                             1,672
     Other income (expense) (2)                        (15)         108            (100)          (16)          (34)
                                                  --------      --------        --------      --------      --------
   Income before extraordinary item                 32,248       27,260          18,272         8,844         2,359
     Extraordinary item                                                          (3,331)         (632)
                                                  --------      --------        --------      --------      --------
  Net income                                        32,248       27,260          14,941         8,212         2,359
  Preferred dividend                                (6,360)        (901)           (947)       (1,002)
                                                  --------      --------        --------      --------      --------
  Net income available to common shareholders       25,888       26,359          13,994         7,210         2,359

  Per share net income available to common
    Shareholders before extraordinary item:
         Basic                                        1.30         1.41            1.25          0.85          0.41
         Diluted                                      1.29         1.39            1.22          0.84          0.41



  Per share net income available to common
    shareholders:
         Basic                                        1.30         1.41            1.01          0.78          0.41
         Diluted                                      1.29         1.39            0.99          0.77          0.41

Balance Sheet Data (End of Period):
  Investment in real estate (before accumulated
    depreciation)                                 $768,857     $662,275        $429,034      $317,460      $248,281
  Net investment in real estate                    706,600      617,923         398,828       295,884       234,825
  Total assets                                     817,606      699,055         451,206       334,866       254,073
  Total debt                                       364,718      270,735         177,349       145,271       179,492
  Shareholders' equity                             407,459      387,756         248,114       168,320        59,016


                                                    1998         1997
                                                  REVISED       REVISED            1996          1995          1994
                                                  -------       -------            ----          ----          ----
Other Data:
  Funds from Operations (3)                        $46,777       $42,684        $30,445       $20,492       $13,138
  EBITDA (4)                                        69,142        53,409         39,912        30,013        20,584
  Net cash flow:
       Operating activities                         57,804        39,411         29,552        16,473         8,976
       Investing activities                       (118,706)     (245,336)      (111,554)      (82,556)      (65,311)
       Financing activities                         59,725       206,507         80,194        68,541        52,837
  Distributions                                     41,233        32,046         24,065        15,953         8,775
  Return of capital portion of distribution          3,711         3,916         12,280         8,554         4,320
  Number of properties included in operating
    results (5)                                        126           101             76            69            53
  Ratio of earnings to fixed charges                  2.70          3.24           2.33          1.63          1.19
  Ratio of earnings to combined fixed charges
    and preferred dividends                           1.98          3.01           2.15          1.51          1.19

-------------------

(1) Operating expenses include real estate taxes, repairs and maintenance, insurance and utilities and exclude interest, depreciation and amortization and general and administrative expenses.

(2) Other income (expense) includes gains and losses on property dispositions in 1997 and 1996, and other miscellaneous operating and non-operating items.

(3) Funds from Operations represents net income available to common shareholders, excluding extraordinary items, plus depreciation and amortization, convertible subordinated debenture interest and amortization of deferred financing costs on convertible subordinated debentures. Dividends on Convertible Preferred Shares for 1996 and 1995 are not excluded from net income as such shares were automatically converted to common shares in 1996. Funds from operations is computed as follows:


                                                        1998         1997
                                                      REVISED      REVISED           1996           1995         1994
                                                      -------      -------           ----           ----         ----
          Net income available to common
               Shareholders                            $25,888      $26,359       $14,941         $8,212       $2,359
          Extraordinary item                                                        3,331            632           --
          Depreciation and amortization                 21,418       15,278        10,648          8,456        6,176
          Amortization of deferred financing costs,
               Debentures                                   38           48            67            135          267
          Convertible subordinated debenture
          interest                                         783          999         1,385          3,057        4,336
          Depreciation of properties sold                (1350)
          Loss on disposition of properties                 --           --            73             --           --
                                                        ------       ------        ------         ------       ------
          Funds from Operations                        $46,777      $42,684       $30,445        $20,492      $13,138
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

(5) Increase in number of properties in 1994 reflects the acquisition of 15 properties throughout 1994. Increase in number of properties reflects acquisition of 16 properties throughout 1995. Increase in number of properties in 1996 reflects acquisition of 15 properties and the disposition of 8 properties throughout 1996. Increase in number of properties in 1997 reflects the acquisition of 21 properties, the completion of 7 developments, and the disposition of 3 properties throughout 1997. Increase in number of properties in 1998 reflects the acquisition of 30 properties, the completion of 2 developments, and the disposition of 6 properties throughout 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


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

         The results of the Company reflect cumulative significant acquisitions, build-to-suit and redevelopment activities. Since 1989, the Company has grown its portfolio of owned properties from 6 properties, with approximately 1.9 million square feet, to 126 properties with approximately 25.0 million square feet as of December 31, 1998. This total excludes properties under development and mortgage investments. Through the issuance of mortgages on properties and build-to-suit projects under development, the Company has a total of 136 property investments, excluding the parking lot, representing approximately 26.6 million square feet.

         The Company grew its total property investments by 6% in 1998, which includes build-to-suits in progress and mortgage investments. In addition, the Company grew its portfolio of owned properties during the year by concluding thirty warehouse/industrial property acquisitions and two warehouse/industrial build-to-suit properties, net of the disposition of six warehouse/industrial properties. The Company's total increase in owned warehouse/industrial area, net of disposals, was 3.4 million square feet or 16.7%.

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

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

REVENUES

Total revenues increased by $21.6 million or 25.3% over the same period last year.

In the twelve months of 1998, 97.4% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties.

Operating and investment revenues increased by $23.5 million in 1998. A portion of the increase from the prior year is due to income from thirty properties acquired in 1998 and two build-to-suit property coming on line totaling 4.0 million square feet, net of six dispositions as of the end of the year. The remainder of the increase was attributable to a full period of income from the 1997 acquisition of twenty-one properties, totaling 7.1 million square feet and seven build-to-suit properties totaling 1.6 million square feet coming on-line in 1997, net of three property dispositions.

Other revenues decreased $1.9 million due to decreased fees earned and profits realized by the Company and the Company's unconsolidated affiliate in connection with increased build-to-suit, development and leasing activities.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $6.5 million from year to year. The majority of the increase, $5.1 million, resulted from a full period of real estate taxes on 1997 acquisitions and a partial period of real estate taxes on 1998 acquisitions, net of dispositions. The balance of the increase was due to increased leasing expenses, insurance, utilities, repairs and maintenance and property management costs, which increased proportionate to the level of acquisitions. However, property operating and leasing costs as a percentage of total revenues decreased from 14.1% to 12.6% when comparing 1997 to 1998 due to efficiencies realized by the Company.

General and administrative expenses increased by $0.9 million for the period due primarily to the growth of the Company, but as a percentage of total revenues increased only slightly from 3.6% to 3.8% when comparing years.

Depreciation and amortization increased by $6.1 million due to a full period of depreciation on 1997 acquisitions and depreciation on 1998 acquisitions.

Interest incurred increased by approximately $3.6 million over the same period last year due to the Company holding higher average balances outstanding in the second quarter of 1998 compared to 1997.

Other income (expenses) increased due to gains earned upon the disposition of six properties in 1998. In 1997, the Company disposed of three properties with much lower gains earned.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $5.0 million or 18.3% due to the growth of the Company through the net acquisition of Warehouse/Industrial real estate and merchant income.

Funds from operations ("FFO") increased 9.6% from $42.7 million to $46.8 million. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs. The Company considers FFO and FFO growth to be one relevant measure of financial performance of equity REITs that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company.

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

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for 1998 was 88.7% compared with 88.1% for 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

REVENUES

Total revenues increased by $22.3 million or 35.1% over 1996.

In the twelve months of 1997, 94.6% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties.

Operating and investment revenues increased by $23.8 million in 1997. A portion of the increase from the prior year is due to income from twenty-one properties acquired in 1997 and seven build-to-suit properties coming on line totaling 8.7 million square feet, net of three dispositions as of the end of the year. The remainder of the increase was attributable to a full period of income from the 1996 acquisition of thirteen properties, totaling 3.3 million square feet, net of seven property dispositions.

Other revenues decreased $1.6 million due to decreased fees earned and profits realized by the Company and the Company's unconsolidated affiliate in connection with decreased build-to-suit, development and leasing activities.

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

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $12.3 million or 82.5% due to the growth of the Company through the net acquisition of Warehouse/Industrial real estate and merchant income.

FFO increased 40.5% from $30.4 million to $42.7 million.

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

The Net Revenue Margin for 1997 was 88.1% compared with 84.3% for 1996.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. However, cash flow from operations during 1998 of $57.8 million net of $41.1 million of 1998 distributions provided $16.7 million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

In 1998, the Company's investment activities include acquisitions of $69.7 million, advances for construction in progress of $23.8 million, advances on mortgage notes receivable of $17.5 million, advances to affiliate to fund construction activities of $33.5 million and improvements and additions to properties of $27.0 million. These activities were funded with dispositions of real estate of $33.9 million, advances on the company's line of credit of $132.0 million and a portion of the Company's retained capital.

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

FORWARD LOOKING STATEMENTS

This Report on Form 10-A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT, the failure of the Company and entities the Company does business with to make necessary modifications and conversions to Year 2000 compliant software in a timely manner and the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-A for the financial statements and financial statement schedules.

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

                             CENTERPOINT PROPERTIES TRUST,
                                   a Maryland business trust

                             By:     /s/ John S. Gates, Jr.
                                   --------------------------------------------
                                   John S. Gates, Jr., President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

                             By:     /s/ Paul S. Fisher
                                   --------------------------------------------
                                   Paul S. Fisher, Executive Vice
                                   President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                   NAME AND TITLE                    DATE
---------                   --------------                    ----

/s/ Martin Barber           Martin Barber,                    Dec. 29, 1999
------------------------    Chairman and Trustee


/s/ John S. Gates, Jr.      John S. Gates, Jr., President     Dec. 29, 1999
------------------------    Chief Executive Officer and
                            Trustee

/s/ Robert L. Stovall       Robert L. Stovall,                Dec. 29, 1999
------------------------    Vice Chairman and Trustee


/s/ Nicholas C. Babson      Nicholas C. Babson, Trustee       Dec. 29, 1999
------------------------
/s/ Alan D. Feld            Alan D. Feld, Trustee             Dec. 29, 1999
------------------------
/s/ John J. Kinsella        John J. Kinsella, Trustee         Dec. 29, 1999
------------------------
/s/ Thomas E. Robinson      Thomas E. Robinson, Trustee       Dec. 29, 1999
------------------------
/s/ Norman Bobins           Norman Bobins, Trustee            Dec. 29, 1999
------------------------

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  1.       The consolidated financial statements indicated in
                           Part II, Item 8 "Financial Statements and
                           Supplementary Data." See Index to Financial
                           Statements on Page F-1 of this Annual Report on Form 10-K/A.

                  2. The financial statement schedules indicated in Part II, Item 8 "Financial Statements and Supplementary Data." See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K/A.

                  3.       The exhibits listed in part (c) of this Item 14.

         (b)      Reports on Form 8-K filed during the fourth quarter:

                  1. A Current Report on Form 8-K for October 23, 1998 pursuant to Item 5 - "Other Events" announced the Company's filing of supplement to the Company's registration statement on Form S-3, Registration Statement No. 333-49359, with the Securities and Exchange Commission relating to the issuance and sale from time to time of $250,000,000 aggregate principal amount of the Company's Medium Term Notes, Series A.

         (c)      Exhibits

         Exhibit
         Number                             Description
         ------                             -----------
                 Exhibit 11 - Computation of per share earnings

                 Exhibit 12 - Computation of the ratios of earnings to fixed charges

                 Exhibit 21 - Subsidiaries of the Company

                 Exhibit 23 - Consent of Independent Accountants

                 Exhibit 27 - Financial Data Schedule

                 Exhibit 99 - Press release dated September 28, 1999.




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

           ***10.9         Stock Option Agreement between the Company and John
                           J. Kinsella

           ***10.10        Stock Option Agreement between the Company and Thomas
                           E. Robinson

           ***10.11        Stock Option Agreement between the Company and Robert
                           L. Stovall

           ***10.12        Stock Option Agreement between the Company and Norman
                           Bobins

                 11        Computation of per share earnings

                 12 Computation of the ratios of earnings to fixed charges

                 21        Subsidiaries of the Company

                 23        Consent of Independent Accountants

                 27        Financial Data Schedule

--------------
                 * Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-49359)

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

            ****** Incorporated by reference to the Company's Current Report on Form 8-K dated August 3, 1998

           ******* Incorporated by reference to the Company's Current Report on Form 8-K dated October 23, 1998

                          CENTERPOINT PROPERTIES TRUST
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                     Page(s)
Consolidated Financial Statements:

         Report of Independent Accountants.....................................        F-2

         Consolidated Balance Sheets as of December 31, 1998 and 1997.........         F-3

         Consolidated Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996...................................         F-4

         Consolidated Statements of Shareholders' Equity for
           the years ended December 31, 1998, 1997 and 1996...................         F-5

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996...................................         F-6

         Notes to Consolidated Financial Statements...........................     F-7 to F-23

Financial Statement Schedules:

         Report of Independent Accountants....................................        F-24

         Schedule II - Valuation and Qualifying Accounts......................        F-25

         Schedule III - Real Estate and Accumulated Depreciation..............    F-26 to F-31

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of CenterPoint Properties Trust

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CenterPoint Properties Trust and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2A, the financial statements as of December 31, 1998 and 1997 and for the years then ended have been revised with respect to the timing of recognition of certain fees and gains.

                                                     PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 9, 1999
except for Note 2A for which the date is November 15, 1999

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                     ASSETS

                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                      1998               1997
                                                                                   REVISED             REVISED
                                                                                   -------             -------
Assets:
   Investment in real estate:
     Land and leasehold                                                             $132,270           $124,011
     Buildings                                                                       504,895            418,303
     Building improvements                                                            94,474             64,372
     Furniture, fixtures, and equipment                                               18,817             13,912
     Construction in progress                                                         18,401             41,677
                                                                                    --------           --------
                                                                                     768,857            662,275
     Less accumulated depreciation and amortization                                   62,257             44,352
                                                                                    --------           --------
       Net investment in real estate                                                 706,600            617,923

   Cash and cash equivalents                                                             475              1,652
   Restricted cash and cash equivalents                                               33,056             36,509
   Tenant accounts receivable, net                                                    18,067             12,416
   Mortgage notes receivable                                                             901              9,668
   Investment in and advances to affiliate                                            43,796             11,107
   Prepaid expenses and other assets                                                   4,030              3,119
   Deferred expenses, net                                                             10,681              6,661
                                                                                    --------           --------
                                                                                    $817,606           $699,055
                                                                                    ========           ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Mortgage notes payable and other debt                                            $103,520            $85,755
   Senior unsecured debt                                                            100,000
   Tax-exempt debt                                                                    75,540             75,540
   Line of credit                                                                     77,600             97,700
   Convertible subordinated debentures payable                                         8,058             11,740
   Preferred dividends payable                                                         1,060                901
   Accounts payable                                                                    7,986             10,311
   Accrued expenses                                                                   31,060             24,593
   Rents received in advance and security deposits                                     5,323              4,759
                                                                                    --------           --------
                                                                                     410,147            311,299
                                                                                    --------           --------
Commitments and contingencies

Shareholders' equity:
   Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding, having a liquidation
     preference of $25 per share ($75,000)                                                 3                  3
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
     authorized; 18,753,474 and 16,891,951 issued and outstanding, respectively           19                 17
   Class B common shares of beneficial interest, $.001 par value, 2,272,727 shares
     authorized; 1,398,088 and 2,272,727 issued and outstanding, respectively              1                  2
   Additional paid-in-capital                                                        449,229            420,743
   Retained earnings (deficit)                                                       (41,497)           (32,512)
   Unearned compensation - restricted shares                                            (296)              (497)
                                                                                    --------           --------
     Total shareholders' equity                                                      407,459            387,756
                                                                                    --------           --------
                                                                                    $817,606           $699,055
                                                                                    ========           ========

      The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
                                                                     1998               1997
                                                                    REVISED            REVISED         1996
                                                                   ---------          ---------      ---------
Revenue:
   Operating and investment revenue:
     Minimum rents                                                  $77,409           $57,878          $42,107
     Straight-line rents                                              4,030             2,732            2,087
     Expense reimbursements                                          21,924            18,228           11,413
     Mortgage interest income                                         1,061             2,098            1,514
                                                                   ---------          ---------      ---------
       Total operating and investment revenue                       104,424            80,936           57,121
                                                                   ---------          ---------      ---------
   Other revenue:
     Real estate fee income                                           3,657             2,514            5,140
     Equity in net income (loss) of affiliate                          (855)            2,138            1,069
                                                                   ---------          ---------      ---------
       Total other revenue                                            2,802             4,652            6,209
                                                                   ---------          ---------      ---------
       Total revenue                                                107,226            85,588           63,330
                                                                   ---------          ---------      ---------
Expenses:
   Real estate taxes                                                 22,218            17,091           11,868
   Property operating and leasing                                    13,482            12,091            8,883
   General and administrative                                         4,041             3,105            2,567
   Depreciation and amortization                                     21,418            15,278           10,648
   Interest expense:
     Interest incurred, net                                          13,659            10,071            9,865
     Amortization of deferred financing costs                         1,817               800            1,127
                                                                   ---------          ---------      ---------
       Total expenses                                                76,635            58,436           44,958
                                                                   ---------          ---------      ---------
       Operating income                                              30,591            27,152           18,372

Other income (expense):
   Gain on sale of real estate                                        1,672
   Other income (expense)                                               (15)              108             (100)
                                                                   ---------          ---------      ---------
Income before extraordinary item                                     32,248            27,260           18,272

Extraordinary item, early extinguishment of debt                                                        (3,331)
                                                                   ---------          ---------      ---------
Net income                                                           32,248            27,260           14,941

   Preferred dividends                                               (6,360)             (901)            (947)
                                                                   ---------          ---------      ---------
Net income available to common shareholders                         $25,888           $26,359          $13,994
                                                                   =========          =========      =========

Per share net income available to common shareholders
   before extraordinary item:
     Basic                                                            $1.30             $1.41            $1.25
     Diluted                                                          $1.29             $1.39            $1.22

Per share net income available to common shareholders:
     Basic                                                            $1.30             $1.41            $1.01
     Diluted                                                          $1.29             $1.39            $0.99

Distributions per common share                                        $1.75             $1.68            $1.62

      The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                   CLASS B COMMON
                                              PREFERRED SHARES         SHARES         COMMON SHARES
                                              ----------------    -----------------  ----------------
                                               NUMBER              NUMBER             NUMBER
                                              OF SHARES  AMOUNT   OF SHARES  AMOUNT  OF SHARES AMOUNT
                                              ---------  ------   ---------  ------  --------- ------
Balance, January 1, 1996                      2,272,727      $2           0    $0    10,358,958   $10
Issuance of common shares,
  less $2,387 of offering costs                                                       3,450,000     3
Conversion of convertible preferred shares
  to Class B common shares                   (2,272,727)     (2)  2,272,727     2
Conversion of convertible subordinated
  debentures to common shares                                                           485,680     1
Shares issued for stock options exercised                                                27,787
Incentive share awards                                                                    8,290
Director share awards                                                                     2,516
Amortization of unearned compensation
Distributions declared on common shares,
  $1.62 per share
Distributions declared on convertible
  preferred shares,  $0.42 per share
Distributions declared on Class B common
  shares, $1.25 per share
Net income
                                              ---------  ------   ---------  ----     ----------  ----
Balance, December 31, 1996                            0       0   2,272,727     2    14,333,231    14
Issuance of common shares,
  less $4,054 of offering costs                                                       2,250,000     2
Issuance of preferred shares,
  less $3,101 of offering costs               3,000,000       3
Conversion of convertible subordinated
  debentures to common shares                                                           144,640
Shares issued for stock options exercised                                               149,715     1
Incentive share awards                                                                   12,444
Director share awards                                                                     1,921
Amortization of unearned compensation
Distributions declared on common shares,
  $1.68 per share
Distributions declared on preferred shares,
  $0.30 per share
Distributions declared on Class B common
  shares, $1.73 per share
Net income as revised
                                              ---------  ------   ---------  ----    ----------  ----
Balance, December 31, 1997                    3,000,000       3   2,272,727     2    16,891,951    17
Issuance of common shares,
  less $343 of offering costs                                                           740,371     1
Conversion of Class B common shares to
  common shares                                                    (874,639)   (1)      874,639
Conversion of convertible subordinated
  debentures to common shares                                                           201,748
Shares issued for stock options exercised                                                42,461
Director share awards                                                                     2,304
Amortization of unearned compensation
Distributions declared on common shares,
  $1.75 per share
Distributions declared on preferred shares,
  $2.12 per share
Distributions declared on Class B common
  shares, $1.80 per share
Net income as revised
                                              ---------  ------   ---------  ----    ----------  ----
Balance, December 31, 1998                    3,000,000      $3   1,398,088    $1    18,753,474   $19
                                              =========  ======   =========  ====    ==========  ====


                                                                      UNEARNED
                                              ADDITIONAL    RETAINED COMPENSATION-     TOTAL
                                                PAID-IN     EARNINGS RESTRICTED    SHAREHOLDERS'
                                                 CAPITAL    (DEFICIT)   SHARES        EQUITY
Balance, January 1, 1996                        $187,161    ($18,602)    ($251)      $168,320
Issuance of common shares,
  less $2,387 of offering costs                   79,547                               79,550
Conversion of convertible preferred shares
  to Class B common shares
Conversion of convertible subordinated
  debentures to common shares                      8,683                                8,684
Shares issued for stock options exercised            508                                  508
Incentive share awards                               186                  (186)
Director share awards                                 57                                   57
Amortization of unearned compensation                                      118            118
Distributions declared on common shares,
  $1.62 per share                                            (20,277)                 (20,277)
Distributions declared on convertible
  preferred shares,  $0.42 per share                            (947)                    (947)
Distributions declared on Class B common
  shares, $1.25 per share                                     (2,841)                  (2,841)
Net income                                                    14,941                   14,941
                                                 -------     -------     -----       --------
Balance, December 31, 1996                       276,142     (27,726)     (319)       248,113
Issuance of common shares,
  less $4,054 of offering costs                   66,819                               66,821
Issuance of preferred shares,
  less $3,101 of offering costs                   71,896                               71,899
Conversion of convertible subordinated
  debentures to common shares                      2,564                                2,564
Shares issued for stock options exercised          2,873                                2,874
Incentive share awards                               392                  (392)
Director share awards                                 57                                   57
Amortization of unearned compensation                                      214            214
Distributions declared on common shares,
  $1.68 per share                                            (27,221)                 (27,221)
Distributions declared on preferred shares,
  $0.30 per share                                               (901)                    (901)
Distributions declared on Class B common
  shares, $1.73 per share                                     (3,924)                  (3,924)
Net income as revised                                          27260                   27,260
                                                 -------     -------     -----       --------
Balance, December 31, 1997                       420,743      (32512)     (497)        387756
Issuance of common shares,
  less $343 of offering costs                     23,880                               23,881
Conversion of Class B common shares to
  common shares
Conversion of convertible subordinated
  debentures to common shares                      3,644                                3,644
Shares issued for stock options exercised            882                                  882
Director share awards                                 80                                   80
Amortization of unearned compensation                                      201            201
Distributions declared on common shares,
  $1.75 per share                                            (31,182)                 (31,182)
Distributions declared on preferred shares,
  $2.12 per share                                             (6,360)                  (6,360)
Distributions declared on Class B common
  shares, $1.80 per share                                     (3,691)                  (3,691)
Net income as revised                                         32,248                   32,248
                                                 -------     -------     -----       --------
Balance, December 31, 1998                      $449,229    ($41,497)    ($296)      $407,459
                                                ========    =========    =====       ========


         The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               YEARS ENDED DECEMBER 31,
                                                                               ------------------------
                                                                       1998                  1997
                                                                    REVISED               REVISED              1996
                                                                    -------               -------              ----
Cash flows from operating activities:
     Net income                                                     $32,248              $27,260            $14,941
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Extraordinary item-early extinguishment of debt                                                      3,331
         Bad debts                                                      550                  279                462
         Depreciation                                                20,081               14,275             10,199
         Amortization of deferred financing costs                     1,817                  800              1,127
         Other amortization                                           1,337                1,003                449
         Straight-line rents                                         (4,030)              (2,732)            (2,087)
         Incentive stock awards                                         281                  271                175
         Interest on converted debentures                                44                   12                 77
         Equity in net (income) loss of affiliate                       855               (2,138)            (1,069)
         (Gain) loss on disposal of real estate                      (1,672)                (140)                60
         Net changes in:
             Tenant accounts receivable                              (1,604)                (973)               197
             Prepaid expenses and other assets                        1,107                  (21)              (937)
             Rents received in advance and security deposits            623                  317                590
             Accounts payable and accrued expenses                    6,167                1,198              2,037
                                                                   ---------           ----------          ---------
Net cash provided by operating activities                            57,804               39,411             29,552
                                                                   ---------           ----------          ---------
Cash flows from investing activities:
     Change in restricted cash and cash equivalents                   3,746              (35,532)               325
     Acquisition of real estate                                     (69,700)            (122,090)           (85,268)
     Construction in progress                                       (23,756)             (42,311)           (17,063)
     Improvements and additions to properties                       (27,038)             (42,441)           (12,575)
     Disposition of real estate                                      33,948               13,510             18,991
     Change in deposits on acquisitions                              (2,081)               1,303              1,037
     Issuance of mortgage notes receivable                          (17,462)                                (18,523)
     Repayment of mortgage notes receivable                          24,392                5,670              5,543
     Investment in and advances to affiliate                        (33,543)             (19,639)            (1,048)
     Receivables from affiliates and employees                           62                   (3)               106
     Additions to deferred expenses                                  (7,274)              (3,803)            (3,079)
                                                                   ---------           ----------          ---------
Net cash used in investing activities                              (118,706)             (245336)          (111,554)
                                                                   ---------           ----------          ---------
Cash flows from financing activities:
     Proceeds from sale of preferred shares                                               75,000
     Proceeds from sale of common shares                             25,106               73,749             82,445
     Offering costs paid                                               (343)              (7,155)            (2,387)
     Proceeds from issuance of unsecured bonds                      100,000
     Proceeds from issuance of line of credit                       132,000              211,650             46,100
     Repayment of line of credit                                   (152,100)            (160,050)
     Proceeds from issuance of bonds payable                                              55,000             45,882
     Repayments of mortgage notes payable                            (3,831)              (8,156)           (62,705)
     Repayments of notes payable                                        (33)              (2,385)              (123)
     Distributions                                                  (41,074)             (31,145)           (29,017)
     Conversion of convertible subordinated
      debentures payable                                                                      (1)                (1)
                                                                   ---------           ----------          ---------
Net cash provided by financing activities                            59,725              206,507             80,194
                                                                   ---------           ----------          ---------
Net change in cash and cash equivalents                              (1,177)                 582             (1,808)
Cash and cash equivalents, beginning of year                          1,652                1,070              2,878
                                                                   ---------           ----------          ---------
Cash and cash equivalents, end of year                                 $475               $1,652             $1,070
                                                                   =========           ==========          =========

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

         In June, 1997, the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Based on this criteria, the Company has determined that it operates in one business segment, that being the development, management and ownership of warehouse/industrial property located in Greater Chicago. Thus, all information required by SFAS No. 131 is included in the Company's financial statements. No single tenant represented more than 10% of consolidated minimum rents in 1998, 1997 and 1996.

2A.      REVISION

During the third quarter of 1999, the Company determined that it had recognized certain participation, assignment, consulting and financing fees in 1998 and 1997 in advance of that permitted and has revised previously issued financial statements accordingly. In addition, the Company revised previously issued financial statements to recognize, for financial reporting purposes, certain gains in connection with tax-deferred exchanges that had not been previously recognized. The financial statement revisions effect only the timing of fee revenue and HAVE NO EFFECT ON PREVIOUSLY REPORTED CASH FLOW or on the total fee revenue to be recognized.

The effect of this revised reporting on the Company's condensed balance sheets, condensed statements of operations, net income and earnings per share is as follows (1996 was not affected):

                                                                       1998                        1997
                                                                       ----                        ----

                                                               Previously          As       Previously        As
                                                                Reported        Revised      Reported       Revised
                                                                --------        -------      --------       -------
Condensed Balance Sheets:

     Investment in real estate, net                              $685,476       $706,600    $597,294      $617,923
     Mortgage notes receivable                                     20,353            901      30,297         9,668
     Other assets                                                 116,107        110,105      71,684        71,464
                                                                 --------       --------    --------      --------
         Total assets                                            $821,936       $817,606    $699,275      $699,055
                                                                 ========       ========    ========      ========

     Long term debt                                              $364,718       $364,718    $270,735       270,735
     Other liabilities                                             45,179         45,429      40,414        40,564
     Shareholders' equity                                         412,039        407,459     388,126       387,756
                                                                 --------       --------    --------      --------
         Total liabilities and
               Shareholders' equity                              $821,936       $817,606    $699,275      $699,055
                                                                 ========       ========    ========      ========

Condensed Statement of Operations:
     Operating and investment revenue                             104,290        104,424      80,625        80,936
     Other revenue                                                  8,818          2,802       5,333         4,652
                                                                 --------       --------    --------      --------
         Total revenue                                            113,108        107,226      85,958        85,588
     Operating expenses                                           (76,635)       (76,635)    (58,436)      (58,436)
     Other income (expense)                                           (15)         1,657         108           108
                                                                 --------       --------    --------      --------

Net income                                                        $36,458        $32,248     $27,630       $27,260
                                                                 ========       ========    ========      ========

Net income available to common shareholders per share:
Net income per share- basic                                      $   1.51       $   1.30    $   1.43      $   1.41
Net income per share- diluted                                    $   1.50       $   1.29    $   1.41      $   1.39


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

         The balances are as follows:

                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                  1998             1997
                                                                                -------           ------
              Deferred financing costs, net of accumulated
                 amortization of $1,893 and $1,081                               $4,601           $2,766
              Deferred leasing and other costs, net of accumulated
                 amortization of $2,127 and $1,478                                6,080            3,895
                                                                                -------           ------
                                                                                $10,681           $6,661
                                                                                =======           ======


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

         EARNINGS PER COMMON SHARE

         Following are the reconciliations of the numerators and denominators for computing basic and diluted earnings per share ("EPS") data:

                                                                               YEARS ENDED DECEMBER 31,
                                                                               ------------------------
                                                                     1998              1997             1996
                                                                 ----------         ----------       ----------
Numerators:
    Income before extraordinary items                               $32,248            $27,260          $18,272
       Dividends on preferred shares                                 (6,360)              (901)
       Dividends on convertible preferred stock                                                            (947)
                                                                 ----------         ----------       ----------

       Income available to common shareholders
          before extraordinary item - for basic and diluted EPS      25,888             26,359           17,325
       Extraordinary items                                                                               (3,331)
                                                                 ----------         ----------       ----------

    Net income available to common shareholders - for
       basic and diluted EPS                                        $25,888            $26,359          $13,994
                                                                 ==========         ==========       ==========

Denominators:

    Weighted average common shares outstanding - for
          basic EPS                                              19,867,509         18,634,850       13,890,049
       Effect of dilutive securities - options                      234,428            312,280          285,913
                                                                 ----------         ----------       ----------
    Weighted average common shares outstanding - for
          diluted EPS                                            20,101,937         18,947,130       14,175,962
                                                                 ==========         ==========       ==========

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

         The Company disposed of six properties during the 1998, three properties during 1997 and eight properties during 1996.

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

                                                                               PROFORMA FOR THE YEARS
                                                                               ----------------------
                                                                           ENDED DECEMBER 31, (UNAUDITED)
                                                                           ------------------------------
                                                                     1998              1997             1996
                                                                     ----              ----             ----

         Total revenues                                            $107,106           $ 95,607        $ 80,294
         Total expenses                                              79,882             61,983          50,103
                                                                   --------           ---------       --------
         Income before extraordinary item                            27,224             33,624          30,191
         Preferred dividends                                         (6,360)            (6,360)         (7,307)
                                                                   --------           ---------       --------
         Income available to common shareholders
             before extraordinary item                             $ 20,864           $ 27,264        $ 22,884
                                                                   ========           ========        ========

         Per share income available to common shareholders
             before extraordinary item:
                Basic                                                 $1.04              $1.37           $1.28
                Diluted                                               $1.03              $1.35           $1.26


4.       MORTGAGE NOTES RECEIVABLE

         As of December 31, 1998, the Company had a mortgage loan receivable outstanding of $901, bearing interest at a rate of 10.50% and maturing in June, 2010. As of December 31, 1997, the Company had mortgage loans receivable outstanding of $9,668, bearing interest at rates ranging from 8.5% to 10.5%.Certain notes require payment of interest and principle monthly. As of December 31, 1998, the note matures as follows:

         1999..............................................   $ 24
         2000..............................................    258
         2001..............................................     84
         2002..............................................     88
         2003..............................................     91
         Thereafter........................................    356
                                                              ----
                  Total....................................   $901
                                                              ====

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

         As of December 31, 1998 and 1997, the Company had an outstanding balance due from CRS of $41,379 and $7,868, respectively, under a series of demand loans with interest rates ranging from 8.0% to 11.1%.The proceeds of the loans were required for development projects.

         Certain revisions to the Company's previously issued financial statements described in Note 2A are derived from revisions to the 1998 and 1997 financial statements of CRS. Accordingly, the summarized financial information of CRS as of December 31, 1998 and 1997 and for the years then ended (shown below) have been revised.

         Summarized financial information of CRS is shown below.

Balance Sheets:

                                                                           DECEMBER 31,
                                                                           ------------
                                                                     1998            1997
                                                                   REVISED          REVISED
                                                                   -------          -------
Assets:
     Investment in land and real estate under development          $48,270          $11,140
     Notes receivable                                                                    59
     Other assets                                                    4,644              832
                                                                   -------          -------
                                                                   $52,914          $12,031
                                                                   =======          =======

Liabilities:
     Note payable to affiliate                                     $41,379           $7,868
     Due to affiliate                                                   33
     Other liabilities                                               9,187              929
                                                                   -------          -------
                                                                    50,599            8,797

Stockholder's equity                                                 2,315            3,234
                                                                   -------          -------
                                                                   $52,914          $12,031
                                                                   =======          =======


Statements of Operations:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                 1998            1997
                                                REVISED        REVISED          1996
                                                -------        -------          ----
Total Income                                     $4,823         $40,092        $16,000
Operating Expenses                               (6,282)        (36,627)       (14,261)



Benefit (provision) for income taxes                595          (1,305)          (659)
                                               ---------      ---------       --------

     Net income (loss)                          $  (864)       $  2,160         $1,080
                                               =========      =========       ========

6.   LONG TERM DEBT

         The long-term debt as of December 31, 1998 and 1997 consist of the following:

                                         CARRYING AMOUNT OF                 PERIODIC        ESTIMATED        FINAL
     PROPERTY PLEDGED AS                 NOTES DECEMBER 31,     INTEREST    PAYMENT     BALLOON PAYMENT     MATURITY
          COLLATERAL                     1998          1997       RATE       TERMS        AT MATURITY         DATE
          ----------                     ----          ----       ----       -----        -----------         ----

MORTGAGE NOTES PAYABLE AND
OTHER DEBT:
Designated pool of 20
   properties                         $50,000       $50,000       7.62%     $318(a)             $50,000     11/1/02
Designated pool of 18
   properties                          30,000        30,000       6.91%      173(a)              30,000     5/15/99
850 Arthur Avenue
   Elk Grove Village, IL                  575           575       8.00%       12(b)                 575     10/3/00
11801 South Central
   Alsip, IL                            4,901                     7.35%       49(c)                          1/1/12
2553 N. Edgington Avenue
   Franklin Park, IL (d)                              3,500         (e)
Designated pool of  11
   properties                           8,985                     8.81%      114(c)               8,484      1/1/00
Designated pool of  2
   properties                           4,108                     9.21%       45(c)               3,936      1/1/00
Designated pool of  2
   properties                           2,261                     7.71%       21(c)               2,181      1/1/00
440 N. Lake Street
   Miller, IN                           1,680         1,680         (f)         (a)               1,680      3/1/31

Capitalized lease obligation            1,010                     7.00%       19(c)                 101     12/1/03
                                     --------      --------
                                      103,520        85,755
                                     --------      --------

SENIOR UNSECURED DEBT:
Bonds Payable                         100,000                     6.75%         (g)             100,000      4/1/05
                                     --------      --------

TAX EXEMPT DEBT:
City of Chicago Revenue Bonds          55,000        55,000         (h)         (a)              55,000      9/8/32
440 N. Lake Street
  Miller, IN                           20,540        20,540         (f)         (a)              20,540      3/1/31
                                     --------      --------
                                       75,540        75,540
                                     --------      --------

LINE OF CREDIT:
Revolving line of credit               77,600        97,700         (i)         (a)                        10/24/01
                                     --------      --------

Total long term debt                 $356,660      $258,995
                                     ========      ========

---------------------------

(a)      The note requires monthly payments of interest only.
(b)      The note requires quarterly payments of interest only.
(c)      Amount represents the monthly payment of principal and interest.
(d) In November, 1998, the Company repaid the outstanding amount upon maturity.
(e) The interest rate is one month LIBOR plus 1.75% (6.9% at December 31, 1997).
(f) These revenue bonds consist of two series ($1,680 taxable and $20,540 tax-exempt) of Economic Development Revenue Bonds issued in April, 1996 by the City of Gary, Indiana. $1,680 of the bonds are collateralized by a letter of credit which contains certain financial covenants pertaining to the tangible net worth and liabilities in relation to portfolio value of the Company. The bonds bear interest based on the Weekly Adjustable Interest Rate Mode at a rate determined by the Remarketing Agent (5.15% and 6.1% on the taxable bonds and 4.1% and 4.2% on the tax exempt bonds at December 31, 1998 and 1997, respectively).
(g)      The note requires semi-annual payments of interest only.
(h) These Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois are enhanced by a letter of credit. The letter of credit contains certain financial covenants pertaining to consolidated net worth. The tax-exempt bonds bear initial interest at a Weekly Adjustable Interest Rate, which from time to time may be changed by the Company, at a rate determined by the Remarketing Agent (4.2% and 3.95% at December 31, 1998 and 1997, respectively). The bonds require monthly payments of interest only and mature in September, 2032. Of the original proceeds, the Company holds $30,447 and $34,593 in escrow at December 31, 1998 and 1997, respectively, for future construction costs.
(i) In October, 1996, the Company obtained a $135,000 unsecured line of credit, and increased the line in November 1997 and November 1998 to $150 million and $250 million, respectively. The interest rate at December 31, 1998 is 6.1125% (LIBOR plus 1.0%) for LIBOR borrowings and Prime Rate (7.75%) for other borrowings. As of December 31, 1997, the interest rate range from 6.8% to 6.863% (LIBOR plus 0.80%) for LIBOR borrowings and Prime Rate (8.5%) for other borrowings. The Company may receive competitive bids for up to half its commitment. The line requires payments of interest only when LIBOR contracts mature and monthly on borrowings under Prime Rate. There is a commitment fee of $300 per year. At December 31, 1998 and 1997, the Company had $172,400 and $52,300, respectively, available under the line.

         As of December 31, 1998 mortgage notes, other debt, senior unsecured debt, tax-exempt debt and line of credit mature as follows:

         1999.....................................................  $ 31,141
         2000.....................................................    15,595
         2001.....................................................    78,049
         2002.....................................................    50,483
         2003.....................................................       620
         Thereafter...............................................   180,772
                                                                    --------
                  Total...........................................  $356,660
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

The agreement provides that the Company will either receive or pay an amount equal to the spread between a locked in treasury rate (4.835%) and the interest rate on treasury securities underlying the agreement as of the determination date. The determination date is to be triggered by the Company before May 17, 1999. If not triggered, the agreement will be settled on May 17, 1999 based on interest rates effective at the time. If settlement of the agreement had been triggered at December 31, 1998 the Company would have had to pay $365. The Company plans that ultimate receipt or payment made upon settlement of the agreement will be reflected as an adjustment to interest expense on the related refinancing.

         Land, buildings and equipment related to such mortgages with an aggregate net book value of approximately $212,168 at December 31, 1998 have been pledged as collateral for the above debt.


7.       EXTRAORDINARY ITEM

         In 1996, the Company incurred a loss of $3,331 (per share - basic $0.24; diluted $0.23), representing a write off of unamortized deferred financing costs as a result of early extinguishment of certain debt obligations.


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

         The options granted are at fair market value on the date of grant, are for 10-year terms and become exercisable in 20% annual increments after one year from date of grant. Option activity for the three years ended December 31, 1998 is as follows:

                                                         1998                  1997                 1996
                                                         ----                  ----                 ----
                                                           WEIGHTED               WEIGHTED              WEIGHTED
                                                            AVERAGE                AVERAGE               AVERAGE
                                                           EXERCISE               EXERCISE              EXERCISE
                                                    SHARES   PRICE        SHARES    PRICE      SHARES     PRICE
                                                    --------------        ---------------      ----------------
Outstanding at beginning of year                   740,669  $22.92       683,480  $19.20      606,839   $18.59
   Granted                                         588,179   33.97       241,769   31.38      104,428    22.50
   Exercised                                       (25,500)  18.86      (149,715)  19.19      (27,787)   18.28
   Expired                                         (69,190)  32.00       (34,865)  24.73            -
                                                ----------               -------              -------
Outstanding at end of year                       1,234,158  $27.76       740,669  $22.92      683,480   $19.20
                                                ==========               =======              =======

Exercisable at end of year                         441,126               327,137              282,784

Available for future grant at year end             569,155               584,229              791,133

Weighted average per share fair value of
   options granted during the year                           $4.92                 $3.65                 $2.43


         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             1998             1997              1996
                                             ----             ----              ----
         Risk free interest rate             5.7%             6.4%              6.1%
         Dividend yield                      5.1%             6.5%              6.5%
         Expected lives                   6 years          6 years           6 years
         Expected volatility                18.6%            17.5%             17.4%

         The following table summarizes information about stock options at December 31, 1998:

                                  OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
          ---------------------------------------------------------------          -------------------------
                                                 WEIGHTED
                                                  AVERAGE        WEIGHTED                           WEIGHTED
                                  NUMBER         REMAINING        AVERAGE            NUMBER          AVERAGE
             RANGE OF           OUTSTANDING     CONTRACTUAL      EXERCISE          EXERCISABLE      EXERCISE
          EXERCISE PRICE        AT 12/31/98         LIFE            PRICE          AT 12/31/98       PRICE
          --------------        -----------     -----------      --------          -----------       -----

           $18.25-$22.50          487,711       5.83 years        $19.19              406,539        $18.79
          $31.50-$34.375          746,447       9.77 years        $33.36               34,587        $31.34

         The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan, accordingly, no compensation costs have been recognized. Had compensation costs for the Company's Plan been determined based on the fair value at the grant date for options granted in 1998, 1997 and 1996 in accordance with the method required by Statement of Financial Accounting Standards No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 -------------------------------------
                                                             1998                1997            1996
                                                             ----                ----            ----
Net income available to common shareholders
    As reported                                             $25,888            $26,359        $13,994
    Pro forma                                               $25,406            $26,221        $13,901

Per share net income available to common shareholders
    As reported
       Basic                                                   1.30               1.41           1.01
       Diluted                                                 1.29               1.39           0.99

    Pro forma
       Basic                                                   1.28               1.41           1.00
       Diluted                                                 1.26               1.38           0.98


12.      FUTURE RENTAL REVENUES

         Under existing noncancelable operating lease agreements as of December 31, 1998, tenants of the warehouse/industrial properties are committed to pay in aggregate the following minimum rentals:

         1998............................................   $ 66,720
         1999............................................     55,643
         2000............................................     48,391
         2001............................................     42,775
         2002............................................     35,161
         Thereafter......................................     88,175
                                                            --------
                 Total...................................   $336,865
                                                            ========

         At December 31, 1998 and 1997, 621 and 630, respectively, of the total 682 apartments available for rental at the Lakeshore Dunes property were leased. Lease terms are generally for one year.

13.      SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                           1998             1997           1996
                                                                           ----             ----           ----
         Supplemental disclosure of cash flow information:
                  Interest paid, net of interest capitalized             $12,122          $11,820        $10,603
                  Interest capitalized                                     2,214              893            142
                  Dividends declared, not paid                             1,060              901
                  Assignment of note receivable to affiliate                                4,650
                  Repayment of advance from affiliate
                       with real estate at book value                                      24,993

         In conjunction with the property acquisitions, the Company assumed the following assets and liabilities:

                  Purchase of real estate                                $92,510         $125,352       $103,532
                  Liabilities, net of other assets                        (2,224)          (3,262)        (4,956)
                  Mortgage notes payable                                 (20,586)                        (13,308)
                                                                         -------         --------       --------
                  Acquisition of real estate                             $69,700         $122,090        $85,268
                                                                         =======         ========       ========

         In conjunction with the property dispositions, the Company disposed of the following assets and liabilities:

                  Sale of real estate                                   $(34,513)        $(12,877)      $(22,481)
                  Liabilities, net of other assets                           565             (633)         1,421
                  Mortgage notes payable                                                                   2,069
                                                                        ---------        ---------    ----------
                  Disposition of real estate                            $(33,948)        $(13,510)      $(18,991)
                                                                        =========        =========    ==========

         Conversion of convertible subordinated debentures payable:

                  Convertible subordinated dentures converted             $3,682           $2,640         $8,864
                  Common shares issued at $18.25 per share;
                      201,748, 144,640 and 485,680                         3,682            2,639          8,863
                                                                      ----------        ---------     ----------
                  Cash disbursed for fractional shares                    $    -           $    1         $    1
                                                                      ==========        =========     ==========


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

         15. QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

The following table reflects the results of operations for the Company during the four quarters of 1998 and 1997. Certain quarterly information has been revised (dollars in thousands, except unit and per share data):

                                                             QUARTER ENDED
                                        -------------------------------------------------------   YEAR ENDED
                                        MARCH 31,   JUNE 30,    SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                          1998        1998           1998            1998            1998
                                          ----        ----           ----            ----            ----

Total revenues                             $26,786     $26,581          $27,104         $26,755        $107,226
Net income available to common
     shareholders                            7,981       6,088            6,518           5,301          25,888
Net income available to common
     shareholders per share:
          Basic                               0.42        0.30             0.32            0.26            1.30
          Diluted                             0.41        0.30             0.32            0.26            1.29
EBITDA (earnings before interest,           17,681      16,359           17,668          17,434          69,142
     taxes, amortization and
     depreciation)
Per share distributions                      0.438       0.438            0.438           0.438            1.75

                                                             QUARTER ENDED
                                        -------------------------------------------------------      YEAR ENDED
                                          MARCH 31,   JUNE 30,     SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                             1997        1997           1997            1997             1997
                                             ----        ----           ----            ----             ----

Total revenues                             $19,789     $19,911          $21,251         $24,637         $85,588
Net income available to common
     shareholders                            5,731       6,924            6,434           7,270          26,359
Net income available to common
     shareholders per share:
          Basic                               0.33        0.36             0.34            0.38            1.41
          Diluted                             0.33        0.36             0.33            0.37            1.39
EBITDA (earnings before interest,           11,759      12,752           13,493          15,405          53,409
     taxes, amortization and
     depreciation)
Per share distributions                       0.42        0.42             0.42            0.42            1.68

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

Chicago, Illinois
November 15, 1999

                          CENTERPOINT PROPERTIES TRUST
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II
                             (DOLLARS IN THOUSANDS)

                                          BEGINNING    CHARGE TO COST                                      ENDING
                                           BALANCE      AND EXPENSES      RECOVERIES     DEDUCTIONS(a)     BALANCE
                                           -------      ------------      ----------     -------------     -------

DESCRIPTION
-----------
For year ended December 31, 1998:
  Allowance for doubtful accounts           $272          $550                $ -            ($247)        $575
                                            ====          ====               ====            =====         ====

For year ended December 31, 1997:
  Allowance for doubtful accounts           $748          $279                $ -            ($755)        $272
                                            ====          ====               ====            =====         ====

For year ended December 31, 1996:
  Allowance for doubtful accounts           $500          $462                $ -            ($214)        $748
                                            ====          ====               ====            =====         ====




---------------------------
NOTE: (a) Deductions represent write-off of accounts receivable against the allowance for doubtful accounts.


              CENTERPOINT PROPERTIES CORPORATION AND SUBSIDIARIES                                                    SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998




                                                     INITIAL COSTS                                 COSTS CAPITALIZED
                                             ---------------------------------                 SUBSEQUENT TO ACQUISITION
                                                                 BUILDINGS AND        -------------------------------------------
                              ENCUMBRANCES                       IMPROVEMENTS                        BUILDINGS AND      CARRYING
DESCRIPTION                       (e)          LAND                   (a)                LAND         IMPROVEMENTS      COSTS (b)
-----------------------       ------------   --------            -------------        ----------     -------------      ---------
WAREHOUSE/INDUSTRIAL
  PROPERTIES:

425 W. 151st Street
  East Chicago, IN                              $ 252               $ 1,805             $ 34               $ 4,523      $ 1,155
201 Mississippi Street
  Gary, IN                    $50,000(h)          807                 9,948              275                18,042
1201 Lunt Avenue
  Elk Grove Village, IL              (h)           57                   146                                      4
620 Butterfield Road
  Mundelein, IL                30,000(g)          335                 1,974               61                     6
1319 Marquette Drive
  Romeoville, IL                     (h)          948                 2,530                                     98
900 E. 103rd Street
  Chicago, IL                                   2,226                10,693                                  4,497
1520 Pratt Avenue
  Elk Grove Village, IL              (h)          498                 1,558                                      6
1850 Greenleaf
  Elk Grove Village, IL                           509                 1,386                                    349
2743 Armstrong Court
  Des Plaines, IL                               1,320                 2,679                1                   280
5990 Touhy Avenue
  Niles, IL                                     2,047                 8,509                                  1,238
950 Tower Road
  Mundelein, IL                      (h)          171                   778                                    142
2339 Ernie Krueger Court
  Waukegan, IL                       (g)          158                 1,819                                     10
4501 W. Augusta Blvd.
  Chicago, IL                                     175                 4,988                                    859
1400 Busse Road
  Elk Grove Village, IL                           439                 5,719                                    287
1250 Carolina Drive
  West Chicago, IL                   (g)          583                 3,836                                    260
5619 W. 115th Street
  Alsip, IL                          (h)        2,267                12,169                                  1,640
825 Tollgate Road
  Elgin, IL                          (g)          712                 3,584                                    113
720 Frontenac
  Naperville, IL                     (g)        1,014                 4,055               22                   121
820 Frontenac
  Naperville, IL                     (g)          906                 3,626                                    111
1120 Frontenac
  Naperville, IL                     (g)          791                 3,164               23                   720
1510 Frontenac
  Naperville, IL                     (g)          621                 2,485               16                    83
1020 Frontenac
  Naperville, IL                     (g)          591                 2,363               11                   225
1560 Frontenac
  Naperville, IL                     (g)          508                 2,034               11                    72
1500 Shore Road
  Naperville, IL                     (g)          260                 1,042                7                    58
800 Enterprise
  Naperville, IL                     (g)          212                   849                6                    40
1651 Frontenac
  Naperville, IL                     (g)          185                   742                5                    61
1150 Shore Road
  Naperville, IL                     (g)          184                   736                5                   121

                                                                                                                       LIFE UPON
                                                                                                                         WHICH
                             GROSS AMOUNTS AT WHICH                                                                  DEPRECIATION
                           CARRIED AT CLOSE OF PERIOD                                                                 IN LATEST
                           --------------------------                                                                   INCOME
                                          BUILDINGS AND                     ACCUMULATED        DATE OF        DATE   STATEMENT IS
DESCRIPTION                 LAND          IMPROVEMENTS     TOTAL (c) (d)   DEPRECIATION      CONSTRUCTION   ACQUIRED   COMPUTED
-----------------------   ---------       ------------     -------------   ------------      ------------  -------- ----------
WAREHOUSE/INDUSTRIAL
  PROPERTIES:

425 W. 151st Street
  East Chicago, IN          $ 286              $ 7,483         $ 7,769         $ (2,864)    1913/1988-1990     1987      (f)
201 Mississippi Street
  Gary, IN                  1,082               27,990          29,072           (9,432)    1946/1985-1988     1985      (f)
1201 Lunt Avenue
  Elk Grove Village, IL        57                  150             207              (24)       1971            1993      (f)
620 Butterfield Road
  Mundelein, IL               396                1,980           2,376             (317)       1990            1993      (f)
1319 Marquette Drive
  Romeoville, IL              948                2,628           3,576             (408)     1990-1991         1993      (f)
900 E. 103rd Street
  Chicago, IL               2,226               15,190          17,416           (2,197)       1910            1993      (f)
1520 Pratt Avenue
  Elk Grove Village, IL       498                1,564           2,062             (250)       1968            1993      (f)
1850 Greenleaf
  Elk Grove Village, IL       509                1,735           2,244             (225)       1965            1993      (f)
2743 Armstrong Court
  Des Plaines, IL           1,321                2,959           4,280             (449)     1989-1990         1993      (f)
5990 Touhy Avenue
  Niles, IL                 2,047                9,747          11,794           (1,462)       1957            1993      (f)
950 Tower Road
  Mundelein, IL               171                  920           1,091             (139)       1979            1993      (f)
2339 Ernie Krueger Court
  Waukegan, IL                158                1,829           1,987             (292)       1990            1993      (f)
4501 W. Augusta Blvd.
  Chicago, IL                 175                5,847           6,022             (878)     1942-1943         1993      (f)
1400 Busse Road
  Elk Grove Village, IL       439                6,006           6,445           (1,029)       1987            1993      (f)
1250 Carolina Drive
  West Chicago, IL            583                4,096           4,679             (637)     1989-1990         1993      (f)
5619 W. 115th Street
  Alsip, IL                 2,267               13,809          16,076           (2,154)       1974            1993      (f)
825 Tollgate Road
  Elgin, IL                   712                3,697           4,409             (579)     1989-1991         1993      (f)
720 Frontenac
  Naperville, IL            1,036                4,176           5,212             (663)       1991            1993      (f)
820 Frontenac
  Naperville, IL              906                3,737           4,643             (584)       1988            1993      (f)
1120 Frontenac
  Naperville, IL              814                3,884           4,698             (592)       1980            1993      (f)
1510 Frontenac
  Naperville, IL              637                2,568           3,205             (406)       1986            1993      (f)
1020 Frontenac
  Naperville, IL              602                2,588           3,190             (398)       1980            1993      (f)
1560 Frontenac
  Naperville, IL              519                2,106           2,625             (335)       1987            1993      (f)
1500 Shore Road
  Naperville, IL              267                1,100           1,367             (172)       1985            1993      (f)
800 Enterprise
  Naperville, IL              218                  889           1,107             (139)       1985            1993      (f)
1651 Frontenac
  Naperville, IL              190                  803             993             (122)       1978            1993      (f)
1150 Shore Road
  Naperville, IL              189                  857           1,046             (122)       1985            1993      (f)


                                                     INITIAL COSTS                                 COSTS CAPITALIZED
                                             ---------------------------------                 SUBSEQUENT TO ACQUISITION
                                                                 BUILDINGS AND        -------------------------------------------
                              ENCUMBRANCES                       IMPROVEMENTS                        BUILDINGS AND      CARRYING
DESCRIPTION                       (e)          LAND                   (a)                LAND         IMPROVEMENTS      COSTS (b)
-----------------------       ------------   --------            -------------        ----------     -------------      ---------

2764 Golfview
  Naperville, IL                      (g)          125                   498                4                    33
920 Frontenac
  Naperville, IL                      (g)          717                 2,367                                    486
1300 Northpoint Road
  Waukegan IL                         (h)          592                 2,366                                     17
1 Wildlife Way
  Long Grove, IL                                   530                 2,122                                    129
900 W. University Drive
  Arlington Heights, IL               (h)          817                 3,268               17                    95
7001 Adams Street
  Willowbrook, IL                     (h)          297                 1,326                                      4
745 Birginal Drive
  Bensenville, IL                                  601                 2,406                                    498
21399 Torrence Avenue
  Sauk Village , IL                              1,550                 6,199              566                   707
2600 N. Elmhurst Road
  Elk Grove Village, IL.              (g)          842                 3,366                8                    46
8901 W. 102nd Street
  Pleasant Prarie, WI                 (h)          900                 3,608                                     47
8200 100th Street
  Pleasant Prarie, WI                 (h)        1,220                 4,890                                     42
1700 Hawthorne
  West Chicago, IL                               2,522                10,089                1                    25
245 Beinoris Drive
  Wood Dale, IL                       (h)          168                   570                                      5
825-845 Hawthorne
  West Chicago, IL                    (g)          721                 2,884               23                   503
1700 Butterfield Road
  Mundelein, IL                       (h)          343                 1,371               (1)                  143
1810-1820 Industrial Drive
  Libertyville, IL                    (h)          407                 1,629               (5)                  173
1733 Downs Drive
  West Chicago                        (h)          488                 1,953                1                    45
1645 Downs Drive
  West Chicago                        (h)          508                 2,033                                    571
10601 Seymour Avenue
  Franklin Park, IL                              2,020                 8,081              184                10,716
11701 South Central
  Alsip, IL                                      1,241                 4,964               22                 1,242
11601 South Central
  Alsip, IL                                      1,071                 4,285               51                   376
850 Arthur Avenue
  Elk Grove Village, IL              575           270                 1,081                1                   283
1827 North Bendix Drive
  South Bend, IN                      (h)        1,010                 4,040               24                   109
4400 S. Kolmar
  Chicago, IL                         (h)          603                 2,412                9                    70
6600 River Road
  Hodgkins, IL                                   2,640                10,562               47                   350
7501 N. 81st Street
  Milwaukee, WI                                  1,018                 4,073               19                    83
1100 Chase Avenue
  Elk Grove Village, IL                            248                   993                6                   239
2553 N. Edgington
  Franklin Park, IL                              1,870                 7,481               67                 1,278


                                                                                                                      LIFE UPON
                                                                                                                        WHICH
                             GROSS AMOUNTS AT WHICH                                                                  DEPRECIATION
                           CARRIED AT CLOSE OF PERIOD                                                                 IN LATEST
                           ----------------------------                                                                 INCOME
                                          BUILDINGS AND                     ACCUMULATED        DATE OF        DATE    STATEMENT IS
DESCRIPTION                 LAND          IMPROVEMENTS     TOTAL (c) (d)   DEPRECIATION      CONSTRUCTION   ACQUIRED   COMPUTED
-----------------------   ---------       -------------    -------------   ------------      ------------   --------  ----------
2764 Golfview                    129                  531           660             (83)       1985          1993           (f)
  Naperville, IL
920 Frontenac                    717                2,853         3,570            (413)       1987          1993           (f)
  Naperville, IL
1300 Northpoint Road             592                2,383         2,975            (350)       1994          1994           (f)
  Waukegan IL
1 Wildlife Way                   530                2,251         2,781            (329)       1994          1994           (f)
  Long Grove, IL
900 W. University Drive          834                3,363         4,197            (479)       1974          1994           (f)
  Arlington Heights, IL
7001 Adams Street                297                1,330         1,627            (188)       1994          1994           (f)
  Willowbrook, IL
745 Birginal Drive               601                2,904         3,505            (359)       1974          1994           (f)
  Bensenville, IL
21399 Torrence Avenue          2,116                6,906         9,022            (957)       1987          1994           (f)
  Sauk Village , IL
2600 N. Elmhurst Road            850                3,412         4,262            (409)       1995          1995           (f)
  Elk Grove Village, IL.
8901 W. 102nd Street             900                3,655         4,555            (485)       1990          1994           (f)
  Pleasant Prarie, WI
8200 100th Street              1,220                4,932         6,152            (657)       1990          1994           (f)
  Pleasant Prarie, WI
1700 Hawthorne                 2,523               10,114        12,637          (1,312)     1959/1969       1994           (f)
  West Chicago, IL
245 Beinoris Drive               168                  575           743             (91)       1988          1984           (f)
  Wood Dale, IL
825-845 Hawthorne                744                3,387         4,131            (367)       1974          1995           (f)
  West Chicago, IL
1700 Butterfield Road            342                1,514         1,856            (169)       1976          1995           (f)
  Mundelein, IL
1810-1820 Industrial Drive       402                1,802         2,204            (188)       1977          1995           (f)
  Libertyville, IL
1733 Downs Drive                 489                1,998         2,487            (221)       1976          1995           (f)
  West Chicago
1645 Downs Drive                 508                2,604         3,112            (280)       1976          1995           (f)
  West Chicago
10601 Seymour Avenue           2,204               18,797        21,001            (999)     1963/1965       1995           (f)
  Franklin Park, IL
11701 South Central            1,263                6,206         7,469            (555)       1972          1995           (f)
  Alsip, IL
11601 South Central            1,122                4,661         5,783            (469)       1971          1995           (f)
  Alsip, IL
850 Arthur Avenue                271                1,364         1,635            (132)     1972/1973       1995           (f)
  Elk Grove Village, IL
1827 North Bendix Drive        1,034                4,149         5,183            (411)     1964/1990       1995           (f)
  South Bend, IN
4400 S. Kolmar                   612                2,482         3,094            (245)       1964          1995           (f)
  Chicago, IL
6600 River Road                2,687               10,912        13,599            (933)      Unknown        1996           (f)
  Hodgkins, IL
7501 N. 81st Street            1,037                4,156         5,193            (345)       1987          1996           (f)
  Milwaukee, WI
1100 Chase Avenue                254                1,232         1,486            (104)       1969          1996           (f)
  Elk Grove Village, IL
2553 N. Edgington              1,937                8,759        10,696            (649)     1967/1989       1996           (f)
  Franklin Park, IL




                                                     INITIAL COSTS                                 COSTS CAPITALIZED
                                             ---------------------------------                 SUBSEQUENT TO ACQUISITION
                                                                 BUILDINGS AND        -------------------------------------------
                              ENCUMBRANCES                       IMPROVEMENTS                        BUILDINGS AND      CARRYING
DESCRIPTION                       (e)          LAND                   (a)                LAND         IMPROVEMENTS      COSTS (b)
-----------------------       ------------   --------            -------------        ----------     -------------      ---------
875 Fargo Avenue
  Elk Grove Village, IL                            572                 2,284               14                   882
1800 Bruning Drive
  Itasca, IL                                     1,999                 7,995               26                   108
1501 Pratt
  Elk Grove Village, IL                          1,047                 4,189               67                   501
400 N. Wolf Road
  Northlake, IL                                  4,504                18,017             (418)                7,478
10740 W. Grand Avenue
  Franklin Park, IL                                383                 1,532                8                   173
16400 W. 103rd Street
  Lemont, IL                                       446                 1,748               21                   236
425 S. 37th Avenue
  St. Charles, IL                                  644                 2,575                7                   236
1500 W. Dundee Road
  Arlington Heights, IL                          4,995                10,006           (1,073)                5,649
Lot 51-Naperville Business
  Center Naperville, IL                            220                                    (11)                    1
3145 Central Avenue
  Waukeegan, IL                                  1,270                 5,080               20                 1,620
2003-2207 South 114th Street
  West Allis, WI                                   942                 3,770                6                    77
2501-2701 Busse Road
  Elk Grove Village, IL             (h)          1,875                 7,556               12                   578       107
6464 West 51st Street
  Forest View, IL                                  934                 3,734                3                   156
6500 West 51st Street
  Forest View, IL                                  805                 3,221                3                    29
7447 South Central Avenue
  Bedford Park, IL                                 437                 1,748                7                    36
7525 S. Sayre Avenue
  Bedford Park, IL                                 587                 2,345                4                    29
2901 Centre Circle
  Downers Grove, IL                                207                   828                4                   557
1 Allsteel Drive
  Aurora, IL                                     2,458                 9,832               28                 7,929
2525 Busse Highway
  Elk Grove Village, IL                          5,400                12,601             (729)                2,558
106th and Buffalo Avenue
  Chicago, IL                                      248                   992                9                   558
7400 South Narragansett
  Bedford Park,IL                                  743                 2,972                9                   179
2701 S. Busse Road
  Elk Grove Village, IL             (h)          1,875                 5,667                4                 1,288       255
East Avenue and 55th Street
  McCook, IL                                     1,190                 4,761               47                   430
6757 S. Sayre
  Bedford Park, IL                               1,236                 4,945                7                    28
1951 Landmeir Road
  Elk Grove Village, IL                            280                 1,120               11                    48
1355 Enterprise Drive
  Romeoville, IL                                   580                 2,320                8                   111
110-190 Old Higgins Road
  Des Plaines, IL                                1,862                 7,447               12                   327
1475 S. 101st Street
  West Allis, WI                                   331                 1,323                1                    40
1333 Grandview Drive
  Yorkville, WI                                  1,516                 6,062                5                    21



                                                                                                                        LIFE UPON
                                                                                                                          WHICH
                             GROSS AMOUNTS AT WHICH                                                                   DEPRECIATION
                           CARRIED AT CLOSE OF PERIOD                                                                  IN LATEST
                           --------------------------                                                                    INCOME
                                          BUILDINGS AND                     ACCUMULATED        DATE OF         DATE   STATEMENT IS
DESCRIPTION                 LAND          IMPROVEMENTS     TOTAL (c) (d)   DEPRECIATION      CONSTRUCTION     ACQUIRED  COMPUTED
-----------------------     ----          ------------     -------------   ------------      ------------     -------- ----------
875 Fargo Avenue              586           3,166            3,752            (220)              1979            1996       (f)
  Elk Grove Village, IL
1800 Bruning Drive          2,025           8,103           10,128            (653)            1975/1978         1996       (f)
  Itasca, IL
1501 Pratt                  1,114           4,690            5,804            (371)              1973            1996       (f)
  Elk Grove Village, IL
400 N. Wolf Road            4,086          25,495           29,581          (1,716)            1956/1965         1996       (f)
  Northlake, IL
10740 W. Grand Avenue         391           1,705            2,096            (126)            1964/1970         1996       (f)
  Franklin Park, IL
16400 W. 103rd Street         467           1,984            2,451            (131)              1983            1996       (f)
  Lemont, IL
425 S. 37th Avenue            651           2,811            3,462            (195)              1976            1996       (f)
  St. Charles, IL
1500 W. Dundee Road         3,922          15,655           19,577            (853)            1969/1971         1996       (f)
  Arlington Heights, IL
Lot 51-Naperville Business    209               1              210               -               1996            1996       (f)
  Center Naperville, IL
3145 Central Avenue         1,290           6,700            7,990            (396)              1960            1997       (f)
  Waukeegan, IL
2003-2207 South 114th         948           3,847            4,795            (212)            1965/1966         1997       (f)
  Street West Allis, WI
2501-2701 Busse Road        1,887           8,241           10,128            (453)              1997            1997       (f)
  Elk Grove Village, IL
6464 West 51st Street         937           3,890            4,827            (205)              1973            1997       (f)
  Forest View, IL
6500 West 51st Street         808           3,250            4,058            (171)              1974            1997       (f)
  Forest View, IL
7447 South Central Avenue     444           1,784            2,228             (94)              1980            1997       (f)
  Bedford Park, IL
7525 S. Sayre Avenue          591           2,374            2,965            (125)              1980            1997       (f)
  Bedford Park, IL
2901 Centre Circle            211           1,385            1,596             (67)              1975            1997       (f)
  Downers Grove, IL
1 Allsteel Drive            2,486          17,761           20,247            (755)            1957-1967         1997       (f)
  Aurora, IL
2525 Busse Highway          4,671          15,159           19,830            (645)              1975            1997       (f)
  Elk Grove Village, IL
106th and Buffalo Avenue      257           1,550            1,807             (89)              1971            1997       (f)
  Chicago, IL
7400 South Narragansett       752           3,151            3,903            (129)              1977            1997       (f)
  Bedford Park,IL
2701 S. Busse Road          1,879           7,210            9,089            (227)              1997            1997       (f)
  Elk Grove Village, IL
East Avenue and 55th Street 1,237           5,191            6,428            (201)              1979            1997       (f)
  McCook, IL
6757 S. Sayre               1,243           4,973            6,216            (197)              1975            1997       (f)
  Bedford Park, IL
1951 Landmeir Road            291           1,168            1,459             (46)              1967            1997       (f)
  Elk Grove Village, IL
1355 Enterprise Drive         588           2,431            3,019             (93)            1980/1986         1997       (f)
  Romeoville, IL
110-190 Old Higgins Road    1,874           7,774            9,648            (243)              1980            1997       (f)
  Des Plaines, IL
1475 S. 101st Street          332           1,363            1,695             (43)            1968/1988         1997       (f)
  West Allis, WI
1333 Grandview Drive        1,521           6,083            7,604            (193)              1994            1997       (f)
  Yorkville, WI




                                                     INITIAL COSTS                                 COSTS CAPITALIZED
                                             ---------------------------------                 SUBSEQUENT TO ACQUISITION
                                                                 BUILDINGS AND        -------------------------------------------
                              ENCUMBRANCES                       IMPROVEMENTS                        BUILDINGS AND      CARRYING
DESCRIPTION                       (e)          LAND                   (a)                LAND         IMPROVEMENTS      COSTS (b)
-----------------------       ------------   --------            -------------        ----------     -------------      ---------
2301 Route 30
  Plainfield, IL                               1,217                 4,868               69                 1,310
1796 Sherwin Avenue
  Des Plaines, IL                                944                 3,778                8                 1,032
2885 W. Diehl Road
  Naperville, IL                               1,539                 8,630                2                   112
2727 W. Diehl Road
  Naperville, IL                               3,071                14,232                5                   388
O'hare Express Center - A2
  Elk GroveVillage, IL                         1,097                 7,060                                    244           110
O'hare Express Center - B1
  Elk GroveVillage, IL                         1,682                10,500                                    522            96
2021 Lunt Avenue
  Elk Grove, IL                                  464                 1,855                7                   130
2121 Touhy Avenue
  Elk Grove, IL                                  918                 3,672               11                   163
Champion
  North Lake, IL                                 467                 6,124                                                   87
860 West Evergreen
  Chicago, IL                                  1,169                 4,675               10                    59
2001 S. Mt. Prospect Road
  Des Plaines, IL                              1,056                 4,223              (76)                  256
745 Dillon Drive
  Wood Dale, IL                                  705                 2,820              (60)                 (208)
1030 Fabyan Parkway
  Batavia, IL                                  1,323                 5,292             (117)                 (211)
5730 N. Tripp
  Chicago, IL                                    647                 2,990                3                  (176)
4700 Ironwood Drive
  Franklin, WI                                   419                 3,415                7                   151
2601 Bond Street
  University Park, IL                            382                 1,527                6                    21
201 Oakton
  Des Plaines, IL                                838                 3,351                6                 1,109
3601 Runge Avenue
  Franklin Park, IL           8,985(i)           541                 2,180                3                    45
3400 N. Powell
  Franklin Park, IL                (i)           812                 3,277                3                    30
11100 West Addition
  Franklin Park, IL                (i)           250                 1,013                3                    34
11440 West Addition
  Franklin Park, IL                (i)           540                 2,200                3                    45
3434 N. Powell
  Franklin Park, IL                (i)           429                 1,723                3                    26
7633 S. Sayre
  Bedford Park                     (i)           167                   700                3                    25
1999 N. Ruby
  Franklin Park, IL                (i)           402                 1,615                3                    34
11550 W. King Drive
  Franklin Park, IL                (i)           320                 1,303                3                    27
7201 S. Leamington
  Bedford Park, IL                 (i)           340                 1,697               (4)
1575 Executive Drive
  Elgin, IL                        (i)           240                   964                3                    27
7200 S. Mason
  Bedford Park, IL                 (i)         1,037                 4,286                3                    24
6000 W. 73rd
  Bedford Park, IL            4,107(k)           794                 3,190                3                    27



                                                                                                                        LIFE UPON
                                                                                                                          WHICH
                              GROSS AMOUNTS AT WHICH                                                                  DEPRECIATION
                            CARRIED AT CLOSE OF PERIOD                                                                 IN LATEST
                           ----------------------------                                                                  INCOME
                                          BUILDINGS AND                     ACCUMULATED        DATE OF         DATE   STATEMENT IS
DESCRIPTION                 LAND          IMPROVEMENTS     TOTAL (c) (d)   DEPRECIATION      CONSTRUCTION     ACQUIRED  COMPUTED
-----------------------   ---------       ------------     -------------   ------------      ------------     -------- ----------
2301 Route 30                  1,286                6,178            7,464          (185)     1972/1984        1997      (f)
  Plainfield, IL
1796 Sherwin Avenue              952                4,810            5,762          (152)       1964           1997      (f)
  Des Plaines, IL
2885 W. Diehl Road             1,541                8,742           10,283          (276)       1997           1997      (f)
  Naperville, IL
2727 W. Diehl Road             3,076               14,620           17,696          (460)       1997           1997      (f)
  Naperville, IL
O'hare Express Center - A2     1,097                7,414            8,511          (376)       1997           1997      (f)
  Elk GroveVillage, IL
O'hare Express Center - B1     1,682               11,118           12,800          (547)       1997           1997      (f)
  Elk GroveVillage, IL
2021 Lunt Avenue                 471                1,985            2,456           (56)       1972           1998      (f)
  Elk Grove, IL
2121 Touhy Avenue                929                3,835            4,764          (109)       1962           1998      (f)
  Elk Grove, IL
Champion                         467                6,211            6,678          (163)       1998           1998      (f)
  North Lake, IL
860 West Evergreen             1,179                4,734            5,913          (113)     1890/1995        1998      (f)
  Chicago, IL
2001 S. Mt. Prospect Road        980                4,479            5,459           (92)       1980           1998      (f)
  Des Plaines, IL
745 Dillon Drive                 645                2,612            3,257           (50)     1985/1986        1998      (f)
  Wood Dale, IL
1030 Fabyan Parkway            1,206                5,081            6,287           (99)       1978           1998      (f)
  Batavia, IL
5730 N. Tripp                    650                2,814            3,464           (77)       1975           1998      (f)
  Chicago, IL
4700 Ironwood Drive              426                3,566            3,992           (70)       1998           1998      (f)
  Franklin, WI
2601 Bond Street                 388                1,548            1,936           (28)       1975           1998      (f)
  University Park, IL
201 Oakton                       844                4,460            5,304           (57)       1984           1998      (f)
  Des Plaines, IL
3601 Runge Avenue                544                2,225            2,769           (35)       1962           1998      (f)
  Franklin Park, IL
3400 N. Powell                   815                3,307            4,122           (52)       1961           1998      (f)
  Franklin Park, IL
11100 West Addition              253                1,047            1,300           (16)       1967           1998      (f)
  Franklin Park, IL
11440 West Addition              543                2,245            2,788           (35)       1961           1998      (f)
  Franklin Park, IL
3434 N. Powell                   432                1,749            2,181           (28)       1960           1998      (f)
  Franklin Park, IL
7633 S. Sayre                    170                  725              895           (11)     1968/1969        1998      (f)
  Bedford Park
1999 N. Ruby                     405                1,649            2,054           (26)       1962           1998      (f)
  Franklin Park, IL
11550 W. King Drive              323                1,330            1,653           (21)       1963           1998      (f)
  Franklin Park, IL
7201 S. Leamington               336                1,697            2,033           (27)       1958           1998      (f)
  Bedford Park, IL
1575 Executive Drive             243                  991            1,234           (16)       1980           1998      (f)
  Elgin, IL
7200 S. Mason                  1,040                4,310            5,350           (68)       1974           1998      (f)
  Bedford Park, IL
6000 W. 73rd                     797                3,217            4,014           (51)       1974           1998      (f)
  Bedford Park, IL




                                                        INITIAL COSTS                              COSTS CAPITALIZED
                                             ------------------------------------              SUBSEQUENT TO ACQUISITION
                                                                    BUILDINGS AND        -------------------------------------------
                              ENCUMBRANCES                          IMPROVEMENTS                        BUILDINGS AND      CARRYING
DESCRIPTION                       (e)            LAND                   (a)                LAND         IMPROVEMENTS      COSTS (b)
-----------------------       ------------   -----------            -------------        ----------     -------------      ---------

28160 N. Keith
  Lake Forest, IL                      (k)          616                 2,496                 3                    26
28618 N. Ballard
  Lake Forest, IL                 2,260(j)          469                 1,943                 3                    30
28161 N. Keith
  Lake Forest, IL                      (j)          270                 1,092                 3                    24
11400 W. Melrose Street
  Franklin Park, IL                                 168                    43                 3                    11
11801 S. Central
  Alsip, IL                       4,901           1,592                 6,367                 2                   753
1925 Holmes Road
  Elgin, IL                                         772                 3,087                 1                    16
1381 N. Northbrank
  Chicago, IL                                       161                   645                14                    56
5611 W. Mill Road
  Milwaukee, WI                                     231                   925               (23)                  (94)
543 W. Algonquin
  Arlington Heights, IL                             260                 1,041
Dial
  Granite City, IL                                3,891                15,555


CONSTRUCTION IN PROGRESS:

O'hare Express - B2
  Elk Grove Village, IL                           1,618                 6,287                                                 216
O'hare Express - C
  Elk Grove Village, IL                           2,603                 1,890                                                  92
1808 Swift Road
  Oak Brook, IL                                     143                   123               332                 2,497
5480 W. 70th
  Bedford Park, IL                                  475
NIC (South Building)
  Northlake, IL                                       -                 5,026                                                  81
10801 W. Irving Park Rd
  Chicago, IL                                         -                 1,106                                                   6
5700 West Touhy Avenue
  Niles, IL                                      18,005                   139            (9,108)                  911          30

RETAIL PROPERTIES:

84 Old McHenry Road
  Wheeling, IL                                      482                 2,152                                      31
351 N. Rohlwing Road
  Itasca, IL                                         81                   464
4-48 Barrington Road
  Streamwood, IL                                    573                 2,297               (62)                   92

RESIDENTIAL PROPERTIES

440 North Lake Street
  Miller, IN                     22,220             711                 3,086               101                18,470       3,980

OFFICES OF THE MANAGEMENT
COMPANY
CHICAGO, IL                                           -                15,918               826                               513
                          --------------        -------               -------            -------             --------      ------
Totals                    $ 123,050,221         140,632               517,646            (8,362)              112,213       6,728
                          ==============        ========              ========           =======             ========      ======



                                                                                                                     LIFE UPON
                                                                                                                       WHICH
                             GROSS AMOUNTS AT WHICH                                                                 DEPRECIATION
                           CARRIED AT CLOSE OF PERIOD                                                                IN LATEST
                           --------------------------                                                                  INCOME
                                          BUILDINGS AND                     ACCUMULATED        DATE OF        DATE  STATEMENT IS
DESCRIPTION                 LAND          IMPROVEMENTS     TOTAL (c) (d)   DEPRECIATION      CONSTRUCTION   ACQUIRED  COMPUTED
-----------------------   ---------       ------------     -------------   ------------      ------------   -------- ----------


28160 N. Keith                   619             2,522          3,141            (40)         1989           1998         (f)
  Lake Forest, IL
28618 N. Ballard                 472             1,973          2,445            (31)         1984           1998         (f)
  Lake Forest, IL
28161 N. Keith                   273             1,116          1,389            (18)         1986           1998         (f)
  Lake Forest, IL
11400 W. Melrose Street          171                54            225             (4)                        1998         (f)
  Franklin Park, IL
11801 S. Central               1,594             7,120          8,714            (70)         1985           1998         (f)
  Alsip, IL
1925 Holmes Road                 773             3,103          3,876            (33)         1989           1998         (f)
  Elgin, IL
1381 N. Northbrank               175               701            876             (6)         1900           1998         (f)
  Chicago, IL
5611 W. Mill Road                208               831          1,039             (4)         1960           1998         (f)
  Milwaukee, WI
543 W. Algonquin                 260             1,041          1,301             (3)         1970           1998         (f)
  Arlington Heights, IL
Dial                           3,891            15,555         19,446                         1998           1998         (f)
  Granite City, IL


CONSTRUCTION IN PROGRESS:

O'hare Express - B2            1,618             6,503          8,121            (66)
  Elk Grove Village, IL
O'hare Express - C             2,603             1,982          4,585           (107)
  Elk Grove Village, IL
1808 Swift Road                  475             2,620          3,095                                        Var.         (f)
  Oak Brook, IL
5480 W. 70th                     475                 -            475
  Bedford Park, IL
NIC (South Building)               -             5,107          5,107
  Northlake, IL
10801 W. Irving Park Rd            -             1,112          1,112
  Chicago, IL
5700 West Touhy Avenue         8,897             1,080          9,977             (8)         1948           1997         (f)
  Niles, IL

RETAIL PROPERTIES:

84 Old McHenry Road              482             2,183          2,665           (376)      1989-1990         1993         (f)
  Wheeling, IL
351 N. Rohlwing Road              81               464            545            (75)         1989           1993         (f)
  Itasca, IL
4-48 Barrington Road             511             2,389          2,900           (334)         1989           1994         (f)
  Streamwood, IL

RESIDENTIAL PROPERTIES

440 North Lake Street            812            25,536         26,348         (6,791)    1971/1990-1993      1990         (f)
  Miller, IN

OFFICES OF THE MANAGEMENT
COMPANY
CHICAGO, IL                      826            16,431         17,257         (3,098)
                            --------          --------        -------        --------
 Totals                      132,270           636,587        768,857        (62,257)
                            ========          ========        =======        ========

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

                          RECONCILIATION OF REAL ESTATE

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                        1998             1997              1996
                                                        ----             ----              ----

Balance at the beginning of year                      $662,275          $429,034         $317,460
         Additions                                     143,342           246,463          135,342
         Dispositions                                  (36,760)          (13,222)         (23,768)
                                                      --------          --------         --------
Balance at close of year                              $768,857          $662,275         $429,034
                                                      ========          ========         ========

           RECONCILIATION OF ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                        1998             1997              1996
                                                        ----             ----              ----
Balance at beginning of year                           $44,352           $30,206          $21,576
         Depreciation and amortization                  20,151            14,494           10,199
         Dispositions                                   (2,246)             (348)          (1,569)
                                                       -------           -------          -------
Balance at close of year                               $62,257           $44,352          $30,206
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