Form 10-Q/A
period 1999-03-31
CENTERPOINT PROPERTIES TRUST
filed 2000-01-04
CIK 912893

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

Number of Common Shares of Beneficial Interest outstanding as of May 12, 1999:
20,108,528 Number of Class B Common Shares of Beneficial Interest outstanding as of May 12, 1999: 76,802.

PART 1.  FINANCIAL INFORMATION

This Form 10-Q/A reflects the Company's revision of earnings as announced in our September 28, 1999 press release, attached as Exhibit 99 to this Form 10-Q/A.

ITEM 1.  FINANCIAL STATEMENTS

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             AS REVISED AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
          (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                   (UNAUDITED)

                                   ASSETS

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        1999             1998
                                                                                   -----------       ------------
Assets:
   Investment in real estate:
     Land and leasehold                                                              $ 136,311        $  132,270
     Buildings                                                                         522,430           504,895
     Building improvements                                                              99,852            94,474
     Furniture, fixtures, and equipment                                                 18,855            18,817
     Construction in progress                                                           27,432            18,401
                                                                                   -----------       -----------
                                                                                       804,880           768,857
     Less accumulated depreciation and amortization                                     67,821            62,257
                                                                                   -----------       -----------
       Net investment in real estate                                                   737,059           706,600

   Cash and cash equivalents                                                            45,577               475
   Restricted cash and cash equivalents                                                 29,324            33,056
   Tenant accounts receivable, net                                                      19,884            18,067
   Mortgage notes receivable                                                               896               901
   Investment in and advances to affiliate                                              43,473            43,796
   Prepaid expenses and other assets                                                     6,466             4,030
   Deferred expenses, net                                                               12,434            10,681
                                                                                   -----------       -----------
                                                                                     $ 895,113          $817,606
                                                                                     =========         =========
                               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Mortgage notes payable                                                            $ 103,256        $  103,520
   Senior unsecured debt                                                               200,000           100,000
   Tax-exempt debt                                                                      75,540            75,540
   Line of credit                                                                       52,900            77,600
   Convertible subordinated debentures payable                                           7,878             8,058
   Preferred dividends payable                                                           1,060             1,060
   Accounts payable                                                                      6,705             7,986
   Accrued expenses                                                                     32,694            31,060
   Rents received in advance and security deposits                                       6,241             5,323
                                                                                     ---------         ---------
                                                                                       486,274           410,147
                                                                                     ---------         ---------
Commitments and contingencies

Shareholders' equity:
   Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding having a liquidation
     preference of $25 per share ($75,000)                                                   3                 3
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
     authorized; 20,095,058 and 18,753,474 issued and outstanding, respectively             20                19
   Class B common shares of beneficial interest, $.001 par value, 2,727,727
     shares authorized; 76,802 and 1,398,088 issued and outstanding, respectively                              1
   Additional paid-in-capital                                                          449,612           449,229
   Retained earnings (deficit)                                                         (40,512)          (41,497)
   Unearned compensation - restricted stock                                               (284)             (296)
                                                                                     ---------         ---------
     Total shareholders' equity                                                        408,839           407,459
                                                                                     ---------         ---------
                                                                                     $ 895,113         $ 817,606
                                                                                     =========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         AS REVISED FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                 (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      ----------
                                                                1999              1998
                                                              ---------        ---------
Revenue:
   Operating and investment revenue:
     Minimum rents                                            $  21,343        $  17,803
     Straight-line rents                                            844            1,364
     Expense reimbursements                                       6,568            5,458
     Mortgage interest income                                        44              555
                                                              ---------        ---------
       Total operating and investment revenue                    28,799           25,180
                                                              ---------        ---------

   Other Revenue:
     Real estate fee income                                       4,389            1,711
     Equity in net income (loss) of affiliate                       408             (105)
                                                             ----------     -------------
       Total other revenue                                        4,797            1,606
                                                             ----------        ---------
       Total revenue                                             33,596           26,786
                                                              ---------         --------

Expenses:
   Real estate taxes                                              6,565            5,948
   Property operating and leasing                                 3,581            3,542
   General and administrative                                       905              990
   Depreciation and amortization                                  5,997            4,696
   Interest expense:
     Interest incurred, net                                       4,359            2,928
     Amortization of deferred financing costs                       458              486
                                                             ----------       ----------

       Total expenses                                            21,865           18,590
                                                               --------         --------

       Operating income                                          11,731            8,196

Other income (expenses):
   Gain on sale of real estate                                      448            1,391
   Other income (expenses)                                          (20)             (16)
                                                            -----------      -----------

Net income                                                       12,159            9,571

Preferred dividends                                              (1,590)          (1,590)
                                                               --------        ---------

Net income available to common shareholders                   $  10,569         $  7,981
                                                              =========         ========

Per share net income available to common shareholders:
     Basic                                                        $0.52            $0.42
     Diluted                                                      $0.52            $0.41

Distributions per common share                                   $0.475           $0.438


        The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          AS REVISED FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                              ---------
                                                                                        1999             1998
                                                                                     ----------       ---------
Cash flows from operating activities:
   Net income                                                                        $   12,159       $   9,571
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Bad debts                                                                                            100
       Depreciation                                                                       5,645           4,427
       Amortization of deferred financing costs                                             458             486
       Other amortization                                                                   352             269
       Straight-line rents                                                                 (844)         (1,364)
       Incentive stock awards                                                                12              48
       Interest on converted debentures                                                      (1)              2
       Equity in net (income) loss of affiliate                                            (408)            105
       Gain on disposal of real estate                                                     (448)         (1,391)
       Net changes in:
         Tenant accounts receivable                                                      (1,000)         (1,738)
         Prepaid expenses and other assets                                                 (201)             98
         Rents received in advance and security deposits                                    941           1,294
         Accounts payable and accrued expenses                                              112           1,259
                                                                                     ----------       ---------
   Net cash provided by operating activities                                             16,777          13,166
                                                                                     ----------       ---------

Cash flows from investing activities:
   Change in restricted cash and cash equivalents                                         3,732         (21,256)
   Acquisition of real estate                                                           (16,868)         (6,706)
   Additions to construction in progress                                                 (7,035)         (9,296)
   Improvements and additions to properties                                             (14,367)         (9,747)
   Disposition of real estate                                                             2,867          29,104
   Change in deposits on acquisitions                                                    (2,221)         (1,176)
   Issuance of mortgage notes receivable                                                                (16,760)
   Repayment of mortgage notes receivable                                                     5          15,125
   Investment in and advances to affiliate                                                  730            (245)
   Receivables from affiliates and employees                                                (19)             77
   Additions to deferred expenses                                                        (2,563)         (1,075)
                                                                                     ----------       ---------
Net cash used in investing activities                                                   (35,739)        (21,955)
                                                                                     ----------       ---------

Cash flows from financing activities:
   Proceeds from sale of common shares                                                      207          11,875
   Offering costs paid                                                                       (3)            (12)
   Proceeds from issuance of unsecured notes payable                                    100,000
   Proceeds from line of credit                                                          85,600          35,900
   Repayment of mortgage notes payable                                                     (265)
   Repayment of line of credit                                                         (110,300)        (30,100)
   Repayment of notes payable                                                                               (33)
   Distributions                                                                        (11,175)         (9,856)
                                                                                     ----------       ---------
   Net cash provided by financing activities                                             64,064           7,774
                                                                                     ----------       ---------
Net change in cash and cash equivalents                                                  45,102          (1,015)
Cash and cash equivalents, beginning of the year                                            475           1,652
                                                                                     ----------       ---------

Cash and cash equivalents, end of period                                               $ 45,577     $       637
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

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and Subsidiaries (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 1998, Financial Statements and Notes thereto included in the Company's Form 10-K/A. References herein to the "Company" shall mean CenterPoint Properties Trust and Subsidiaries. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the December 31, 1998, Audited Financial Statements and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. Except as referred to below, all such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 1998 has been derived from the Company's audited Financial Statements. Certain amounts in the financial statements have been revised as described in Note 12.

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

As of March 31, 1999, the Company had advanced to CRS approximately $37.7 million under a series of demand loans with interest rates ranging from 8.0% to 11.1%. CRS used the proceeds of the loans towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

The Company typically purchases development projects upon completion of construction on a turnkey basis or develops the property under guaranteed maximum price contracts, substantially eliminating any construction risk.

6.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for the three months ended March 31, 1999 and 1998:

                                                      1999             1998
                                                  ------------     ------------
         Interest paid                           $       2,024     $      3,761
         Interest capitalized                              297              594

In conjunction with the acquisition of real estate, for the three months ended March 31, 1999 and 1998 the Company acquired the following asset and assumed the following liability amounts:

                                                      1999             1998
                                                  ------------     ------------
         Purchase of real estate                    $   17,694        $   6,909
         Liabilities, net of other assets                 (826)            (203)
                                                  ------------     ------------
         Acquisition of real estate                 $   16,868        $   6,706
                                                  ============     ============

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the three months ended March 31, 1999 and 1998:

                                                      1999             1998
                                                  ------------     ------------
         Disposal of real estate                    $    3,173        $  29,575
         Liabilities, net of other assets                 (306)            (471)
                                                  ------------     ------------
         Disposition of real estate                 $    2,867        $  29,104
                                                  ============     ============

Conversion of convertible subordinated debentures payable for the three months ended March 31, 1999 and 1998:

                                                      1999             1998
                                                  ------------     ------------
         Convertible subordinated debentures
              converted                             $      180        $     577
         Common shares issued at $18.25 per
              share 9,861 and 31,614,
              respectively                                 180              577
                                                  ------------     ------------
         Cash disbursed for fractional shares       $        -        $       -
                                                  ============     ============

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

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
                                                                         1999               1998
                                                                     -----------       ----------
                                                                   (in thousands, except for share data)
Numerators:

Net income                                                           $    12,159       $    9,571
   Dividends on preferred shares                                          (1,590)          (1,590)
                                                                     -----------       ----------
Net income available to common shareholders - for
   basic and diluted EPS                                             $    10,569       $    7,981
                                                                     ===========       ==========

Denominators:

Weighted average common shares outstanding - for
   basic EPS                                                          20,161,803       19,215,431
   Effect of dilutive securities - options                               206,141          243,288
                                                                     -----------       ----------
Weighted average common shares outstanding - for
   diluted EPS                                                        20,367,944       19,458,654
                                                                     ===========       ==========

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


                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                1999                  1998
                                                              ---------            ---------
                                                         (in thousands, except for per share data)
Total revenues                                                $  34,096            $  28,814
Total expenses                                                   21,835               18,758
                                                              ---------            ---------
Net income                                                       12,261               10,056
Preferred dividends                                              (1,590)              (1,590)
                                                              ---------            ---------
Net income available to common
         shareholders                                         $  10,671            $   8,466
                                                              =========            =========

Per share income available to common shareholders:

         Basic                                               $     0.53           $     0.42
         Diluted                                             $     0.52           $     0.42

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

The effect of this revised reporting on the Company's condensed balance sheets, condensed statements of operations, net income and earnings per share is as follows:


                                                      (in thousands, except for per share data)
                                                             For the three months ended
                                                                     March 31,
                                                                     ---------
                                                           1999                      1998
                                                           ----                      ----
                                                   Previously        As      Previously       As
                                                    Reported      Revised     Reported      Revised
                                                    --------      -------     --------      -------
Condensed Balance Sheets:

     Investment in real estate, net                 $715,487     $737,059     $586,632     $605,743
     Mortgage notes receivable                        20,348          896       27,887       10,167
     Other assets                                    161,048      157,158       96,609       95,708
                                                    --------     --------     --------     --------
        Total assets                                $896,883     $895,113     $711,128     $711,618
                                                    ========     ========     ========     ========

     Long term debt                                 $439,574     $439,574     $275,958     $275,958
     Other liabilities                                46,700       46,700       35,872       35,872
     Shareholders' equity                            410,609      408,839      399,298      399,788
                                                    --------     --------     --------     --------
Total liabilities and
           shareholders' equity                     $896,883     $895,113     $711,128     $711,618
                                                    ========     ========     ========     ========

Condensed Statements of Operations:
     Operating and investment revenue               $ 28,779     $ 28,799     $ 25,225     $ 25,180
     Other revenue                                     2,455        4,797        2,092        1,606
                                                    --------     --------     --------     --------
        Total revenue                                 31,234       33,596       27,317       26,786
     Operating expenses                              (21,865)     (21,865)     (18,590)     (18,590)
     Other income (expense)                              (20)         428          (16)       1,375
                                                    --------    ---------     --------     --------
     Net income                                     $  9,349    $  12,159     $  8,711     $  9,571
                                                    ========    =========     ========     ========

Net income available to common shareholders per share:
Net income per share- basic                         $    .38    $     .52     $    .37     $    .42
Net income per share- diluted                       $    .38    $     .52     $    .37     $    .41

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION.

The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K/A filed for the fiscal year ended December 31, 1998 and the unaudited Financial Statements presented with this Form 10-Q/A.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998.

REVENUES

Total revenues increased by $6.8 million or 25.4% over the same period last year.

In the first quarter of 1999, 85.7% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

Operating and investment revenues increased by $3.6 million in the first quarter of 1999. A portion of the increase from the prior year is due to income from four properties acquired in the first three months of 1999, totaling 0.7 million square feet, net of one disposition as of March 31, 1999. The remainder of the increase was attributable to a full period of income from the 1998 acquisition of thirty properties and two completed build-to-suit properties, totaling 4.0 million square feet, net of six property dispositions.

Other revenues increased $3.2 million due to increased real estate fee income earned by the Company in connection with build-to-suit, development and leasing activities which was partially offset by decreased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $0.7 million from period to period. The majority of the increase, $0.6 million, resulted from a full period of real estate taxes on 1998 acquisitions and a partial period of real estate taxes on 1999 acquisitions, net of dispositions. Property operating and leasing costs increased slightly. However, property operating and leasing costs as a percentage of total revenues decreased from 13.2% to 10.7% when comparing the first quarter of 1998 to the first quarter of 1999 due mainly to "economies of scale" realized by the Company.

General and administrative expenses decreased slightly when comparing periods despite the growth of the Company. As a percentage of total revenues, general and administrative expenses decreased from 3.7% to 2.7% when comparing the first quarter of 1998 to the first quarter of 1999 due to efficiencies realized by the Company.

Depreciation and amortization increased by $1.3 million due to a full period of depreciation on 1998 acquisitions and partial period depreciation on 1999 acquisitions.

Interest incurred increased by approximately $1.4 million over the same period last year due to higher average balances outstanding in the first quarter of 1999 compared to 1998.

Other income (expenses) decreased when comparing periods. In the first quarter of 1998, the Company incurred gains on the sale of four properties. In the first quarter of 1999, the Company sold only one property resulting in a much lower gain than in the prior period.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $4.0 million or 48.4% due to the growth of the Company through the net acquisition of warehouse/industrial real estate.

Funds from operations (FFO) increased 39.5% from $11.9 million to $16.6 from the first quarter of 1998 to the first quarter of 1999. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs. The Company considers FFO and FFO growth to be one relevant measure of financial performance of equity REITs that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company.

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

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the first quarter of 1999 was 88.4% compared with 87.9% for the same period last year. The first quarter margin was in line with the Company's expectations.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. However, cash flow from operations during the first three months of 1999 of $16.8 million net of $11.2 million of 1999 distributions provided $5.6 million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

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

                                        CENTERPOINT PROPERTIES TRUST
                                        a Maryland Company

                                        By:  /s/ Paul S. Fisher
                                           ------------------------------------
                                             Paul S. Fisher
                                             Executive Vice President and
                                             Chief Financial Officer
December 29, 1999                                (Principal Accounting Officer)