Form 10-Q/A
period 1999-06-30
CENTERPOINT PROPERTIES TRUST
filed 2000-01-04
CIK 912893

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

ITEM 1.  FINANCIAL STATEMENTS

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS REVISED AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                     ASSETS

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       1999             1998
                                                                                    -----------     -----------
Assets:
   Investment in real estate:
     Land and leasehold                                                             $  153,305        $  132,270
     Buildings                                                                         587,333           504,895
     Building improvements                                                             107,353            94,474
     Furniture, fixtures, and equipment                                                 19,713            18,817
     Construction in progress                                                           22,282            18,401
                                                                                   -----------       -----------
                                                                                       889,986           768,857
     Less accumulated depreciation and amortization                                     74,533            62,257
                                                                                   -----------       -----------
       Net investment in real estate                                                   815,453           706,600

   Cash and cash equivalents                                                             2,659               475
   Restricted cash and cash equivalents                                                 28,200            33,056
   Tenant accounts receivable, net                                                      21,733            18,067
   Mortgage notes receivable                                                               890               901
   Investment in and advances to affiliate                                              86,910            43,796
   Prepaid expenses and other assets                                                     6,893             4,030
   Deferred expenses, net                                                               14,193            10,681
                                                                                   -----------       -----------
                                                                                    $  976,931        $  817,606
                                                                                   ===========       ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Mortgage notes payable                                                           $   92,899        $  103,520
   Senior unsecured debt                                                               200,000           100,000
   Tax-exempt debt                                                                      55,000            75,540
   Line of credit                                                                      111,600            77,600
   Convertible subordinated debentures payable                                           7,551             8,058
   Preferred dividends payable                                                           1,132             1,060
   Accounts payable                                                                     10,507             7,986
   Accrued expenses                                                                     38,898            31,060
   Rents received in advance and security deposits                                       5,572             5,323
                                                                                   -----------       -----------
                                                                                       523,159           410,147
                                                                                   -----------       -----------
Commitments and contingencies

Shareholders' equity:

   Series A preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding having a liquidation
     preference of $25 per share ($75,000)                                                   3                 3
   Series B convertible preferred shares of beneficial interest, $.001 par value;
     1,000,000 issued and outstanding having a liquidation preference of
     $50 per share ($50,000)                                                                 1
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
     authorized; 20,129,224 and 18,753,474 issued and outstanding, respectively             20                19
   Class B common shares of beneficial interest, $.001 par value, 2,727,727
     shares authorized; 76,802 and 1,398,088 issued and outstanding, respectively                              1
   Additional paid-in-capital                                                          498,371           449,229
   Retained earnings (deficit)                                                         (44,351)          (41,497)
   Unearned compensation - restricted stock                                               (272)             (296)
                                                                                   -----------       -----------
     Total shareholders' equity                                                        453,772           407,459
                                                                                   -----------       -----------
                                                                                    $  976,931        $  817,606
                                                                                   ===========       ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS AS REVISED FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 1999 AND 1998
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                               --------                          --------
                                                      1999            1998                1999           1998
                                                  ------------    ------------        -----------    ------------
Revenue:
   Operating and investment revenue:
     Minimum rents                                  $  21,598        $  18,580         $  42,941      $  36,383
     Straight-line rents                                1,420            1,157             2,264          2,521
     Expense reimbursements                             6,229            6,115            12,797         11,573
     Mortgage interest income                             364              245               408            800
                                                    ---------        ---------         ---------      ---------
       Total operating and investment revenue          29,611           26,097            58,410         51,277
                                                    ---------        ---------         ---------      ---------
   Other Revenue:
     Real estate fee income                             1,978              597             6,367          2,308
     Equity in net income of affiliate                    465             (113)              873           (218)
                                                    ---------        ---------         ---------      ---------
       Total other revenue                              2,443              484             7,240          2,090
                                                    ---------                          ---------      ---------
       Total revenue                                   32,054           26,581            65,650         53,367
                                                    ---------        ---------         ---------      ---------
Expenses:
   Real estate taxes                                    7,127            6,001            13,692         11,949
   Property operating and leasing                       3,282            3,210             6,863          6,752
   General and administrative                             940            1,001             1,846          1,992
   Depreciation and amortization                        7,223            5,186            13,220          9,882
   Interest expense:
     Interest incurred, net                             5,018            3,056             9,378          5,984
     Amortization of deferred financing costs             505              439               961            925
                                                    ---------        ---------         ---------      ---------
       Total expenses                                  24,095           18,893            45,960         37,484
                                                    ---------        ---------         ---------      ---------
       Operating income                                 7,959            7,688            19,690         15,884

Other income (expense):
       Gain (loss) on sale of real estate                                   11               448          1,402
       Other income (expense)                              (7)             (21)              (27)           (37)
                                                    ---------        ---------         ---------      ---------
Income before extraordinary item                        7,952            7,678            20,111         17,249

Extraordinary item                                       (582)                              (582)
                                                    ---------        ---------         ---------      ---------
Net income                                              7,370            7,678            19,529         17,249

Preferred dividends                                    (1,662)          (1,590)           (3,252)        (3,180)
                                                    ---------        ---------         ---------      ---------
Net income available to common shareholders         $   5,708        $   6,088         $  16,277      $  14,069
                                                    =========        =========         =========      =========

Per share income before extraordinary item:
     Basic                                          $    0.29        $    0.30         $    0.84      $    0.72
     Diluted                                        $    0.29        $    0.30         $    0.83      $    0.71

Per share net income available to common shareholders:
     Basic                                          $    0.28        $    0.30         $    0.81      $    0.72
     Diluted                                        $    0.28        $    0.30         $    0.80      $    0.71

Distributions per common share                      $   0.475        $   0.438         $    0.950     $   0.875



        The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS AS REVISED FOR THE SIX MONTHS ENDED JUNE
                                30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                                --------
                                                                                          1999               1998
                                                                                     -------------      -------------
Cash flows from operating activities:
   Net income                                                                        $   19,529       $  17,249
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Extraordinary item                                                                   582
       Bad debts                                                                            342             100
       Depreciation                                                                      12,339           9,277
       Amortization of deferred financing costs                                             961             925
       Other amortization                                                                   881             605
       Straight-line rents                                                               (2,264)         (2,522)
       Incentive stock awards                                                                24             104
       Interest on converted debentures                                                      49              36
       Equity in net income of affiliate                                                   (873)           (401)
       Gain on disposal of real estate                                                     (448)         (1,402)
       Net changes in:
         Tenant accounts receivable                                                      (1,768)         (2,872)
         Prepaid expenses and other assets                                                 (705)           (390)
         Rents received in advance and security deposits                                    (11)            (75)
         Accounts payable and accrued expenses                                            4,086           4,505
                                                                                      ---------        --------
   Net cash provided by operating activities                                             32,724          25,758
                                                                                      ---------        --------
Cash flows from investing activities:
   Change in restricted cash and cash equivalents                                         4,856           2,681
   Acquisition of real estate                                                          (106,759)        (31,738)
   Additions to construction in progress                                                (16,172)        (18,041)
   Improvements and additions to properties                                             (13,566)        (11,983)
   Disposition of real estate                                                            22,319          29,204
   Change in deposits on acquisitions                                                    (2,221)         (3,416)
   Issuance of mortgage notes receivable                                                                (17,462)
   Repayment of mortgage notes receivable                                                    11          15,125
   Investment in and advances to affiliate                                              (42,241)         (5,682)
   Receivables from affiliates and employees                                                 58              27
   Additions to deferred expenses                                                        (5,939)         (3,009)
                                                                                      ---------        --------
Net cash used in investing activities                                                  (159,654)        (44,394)
                                                                                      ---------        --------
Cash flows from financing activities:
   Proceeds from sale of preferred shares                                                50,000          24,785
   Proceeds from sale of common shares                                                      613
   Offering costs paid                                                                   (2,023)           (289)
   Proceeds from issuance of unsecured notes payable                                    100,000         100,000
   Proceeds from issuance of mortgage notes payable                                      21,605
   Proceeds from line of credit                                                         214,300          48,400
   Repayment of mortgage notes payable                                                  (32,226)
   Repayment of revenue bonds                                                           (20,540)
   Repayment of line of credit                                                         (180,300)       (133,600)
   Repayment of notes payable                                                                               (33)
   Distributions                                                                        (22,315)        (20,240)
                                                                                      ---------        --------
   Net cash provided by financing activities                                            129,114          19,023
                                                                                      ---------        --------
Net change in cash and cash equivalents                                                   2,184             387
Cash and cash equivalents, beginning of the year                                            475           1,652
                                                                                      ---------        --------
Cash and cash equivalents, end of period                                              $   2,659        $  2,039
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

Also in May, 1999, the Company disposed of a property, located in Edwardsville, Illinois, for approximately $20 million.

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

As of June 30, 1999, the Company had advanced to CRS approximately $84.8 million under a series of demand loans with interest rates ranging from 8.0% to 11.1%. CRS used the proceeds of the loans towards development projects currently under construction and the purchase of land held for future development. Principal and interest are due upon demand.

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

In conjunction with the acquisition of real estate, for the six months ended June 30, 1999 and 1998 the Company acquired the following asset and assumed the following liability amounts:

                                                                           1999               1998
                                                                       ------------        ----------
         Purchase of real estate                                       $   109,999         $  32,569
         Liabilities, net of other assets                                   (3,240)             (831)
                                                                       -------------       ----------
         Acquisition of real estate                                    $   106,759         $  31,738
                                                                       =============       ==========

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the six months ended June 30, 1999 and 1998:

                                                                            1999              1998
                                                                        ------------       -----------
         Disposal of real estate                                        $     22,598        $  29,575
         Liabilities, net of other assets                                       (279)            (471)
                                                                        ------------      -----------
         Disposition of real estate                                     $     22,319        $  29,104
                                                                        ============      ===========

Conversion of convertible subordinated debentures payable for the six months ended June 30, 1999 and 1998:

                                                                             1999            1998
                                                                        -------------    ------------
         Convertible subordinated debentures converted                  $       507      $     2,127
         Common shares issued at $18.25 per share
              27,778 and 116,544, respectively                                  507            2,127
                                                                       --------------   -------------
         Cash disbursed for fractional shares                           $         -      $         -
                                                                       ==============   =============

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

                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------     -------------------------
                                                          1999            1998            1999           1998
                                                         ------          ------          ------         ------
                                                        (in thousands, except for share data)
Numerators:

Income before extraordinary item                     $      7,952    $      7,678    $     20,111    $     17,249
   Dividends on preferred shares                           (1,662)         (1,590)         (3,252)         (3,180)
                                                     ------------    ------------    ------------    ------------
Income before extraordinary item - for basic EPS            6,290           6,088          16,859          14,069
   Dividends on convertible preferred shares                   72                             72
                                                     ------------    ------------    ------------    ------------
Income before extraordinary item - for diluted EPS   $      6,362     $     6,088    $     16,931    $     14,069
                                                     ============    ============    ============    ============
Net income                                           $      7,370    $      7,678    $     19,529    $     17,249
   Dividends on preferred shares                           (1,662)         (1,590)         (3,252)         (3,180)
                                                     ------------    ------------    ------------    ------------
Net income available to common shareholders - for
     basic EPS                                              5,708           6,088          16,277          14,069
   Dividends on convertible preferred shares                   72                              72
                                                     ------------    ------------    ------------    ------------
Net income available to common shareholders - for
     diluted EPS                                     $      5,780    $      6,088    $     16,349    $     14,069
                                                     ============    ============    ============    ============
Denominators:

Weighted average common shares outstanding - for
   basic EPS                                           20,185,921      19,985,422      20,173,928      19,602,554
   Effect of convertible preferred shares                 101,048                          50,803
   Effect of share options                                297,824         236,912         238,445         240,688
                                                     ------------    ------------    ------------    ------------
Weighted average common shares outstanding - for
   diluted EPS                                         20,584,793      20,222,334      20,463,176      19,843,242
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

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                               1999                        1998
                                                              ------                      ------
                                                   (in thousands, except for share and per share data)
Total revenues                                                 $ 69,619                 $  62,638
Total expenses                                                   47,464                    42,360
                                                               --------                 ---------
Income before extraordinary item                                 22,155                    20,278
Preferred dividends                                              (5,055)                   (5,055)
                                                               --------                 ---------
Income before extraordinary item
         available to common shareholders                      $ 17,100                 $  15,223
                                                               ========                 =========

Per share income before extraordinar available to common shareholders:
         Basic                                                 $  .8569                 $    0.76
         Diluted                                               $  .7973                 $    0.71
Weighted average common shares
         outstanding - basic                                 20,173,928                19,972,724
Weighted average common shares
         outstanding - diluted                               21,560,952                21,363,837

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

The effect of this revised reporting on the Company's condensed balance sheets, condensed statements of operations, net income and earnings per share is as follows:

                                                           (in thousands, except for per share data)

                                                                   For the six months ended

                                                                           June 30,
                                                                           --------
                                                          1999                      1998
                                                          ----                      ----
                                                 Previously       As       Previously       As
                                                  Reported      Revised     Reported      Revised
                                                  --------      -------     --------      -------
Condensed Balance Sheets:
     Investment in real estate, net                 $813,333     $815,453     $617,228     $637,264
     Mortgage notes receivable                           890          890       28,802       10,168
     Other assets                                    164,042      160,588       87,127       84,824
                                                   ---------     --------     --------     --------
        Total assets                                $978,265     $976,931     $733,157     $732,256
                                                   =========     ========     ========     ========
     Long term debt                                 $467,050     $467,050     $283,408     $283,408
     Other liabilities                                56,109       56,109       37,528       37,528
     Shareholders' equity                            455,106      453,772      412,221      411,320
                                                   ---------     --------     --------     --------
       Total liabilities and
           shareholders' equity                     $978,265     $976,931     $733,157     $732,256
                                                   =========     ========     ========     ========

Condensed Statements of Operations:
     Operating and investment revenue               $ 58,391     $ 58,410     $ 51,227     $ 51,277
     Other revenue                                     4,462        7,240       _4,075        2,090
                                                   ---------     --------     --------     --------
        Total revenue                                 62,853       65,650       55,302       53,367
     Operating expenses                             (45,960)     (45,960)     (37,484)     (37,484)
      Other income (expense)                            (27)          421         (37)        1,366
     Extraordinary item                                (582)        (582)
                                                   ---------    --------      --------
     Net income                                     $ 16,284    $ 19,529      $ 17,781     $ 17,249

Net income available to common shareholders per share:
Net income (loss) per share- basic                  $    .65    $    .81      $    .74     $    .72
Net income (loss) per share- diluted                $    .64    $    .80      $    .74     $    .71

                                                           (in thousands, except for per share data)
                                                                  For the three months ended
                                                                           June 30,
                                                                           --------
                                                          1999                      1998
                                                          ----                      ----
Condensed Statements of Operations:
     Operating and investment revenue               $ 29,611     $ 29,611     $ 26,001     $ 26,097
     Other revenue                                     2,007        2,443        1,982          484
                                                   ---------     --------     --------     --------
        Total revenue                                 31,618       32,054       27,983       26,581
     Operating expenses                             (24,095)      (24,095     (18,893)     (18,893)
     Other income (expense)                              (7)          (7)         (21)         (10)
                                                   ---------     --------     --------     --------
     Net income                                     $ 7,516      $  7,952      $ 9,069      $ 7,678
                                                   =========     ========     ========     ========

Net income available to common shareholders per share:
Net income (loss) per share- basic                  $   .26      $    .28      $   .37      $   .30
Net income (loss) per share- diluted                $   .26      $    .28      $   .37      $   .30


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

The revision reflects the recognition of gains, for financial reporting purposes, on certain completed sales structured as tax-deferred exchanges under Section 1031 of the Internal Revenue Code, where gains are not recognized for tax purposes. Secondly, the revision reflects the timing of gain recognition from other property sales related to the Company's development activity. While the timing of the reported gains from these latter transactions has been shifted, the aggregate gain remains unchanged and no cash or tax effect has resulted. As of the 3rd quarter 1999, all gains have been recognized

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30, 1998.

REVENUES

Total revenues increased by $5.5 million or 20.6% over the same period last year.

In the second quarter of 1999, 92.4% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

Operating and investment revenues increased by $3.5 million in the second quarter of 1999. A portion of the increase from the prior year is due to income from forty-nine properties acquired and one completed build-to-suit in the first six months of 1999, totaling 3.3 million square feet, net of two owned property dispositions as of June 30, 1999. The remainder of the increase was attributable to a full period of income from the 1998 acquisition of thirty properties and two completed build-to-suit properties, totaling 4.0 million square feet, net of six property dispositions.

Other revenues increased $2.0 million due to increased real estate fee income earned by the Company in connection with build-to-suit, development and leasing activities which was partially offset by decreased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $1.2 million from period to period. The majority of the increase, $1.1 million, resulted from a full period of real estate taxes on 1998 acquisitions and a partial period of real estate taxes on 1999 acquisitions, net of dispositions. Property operating and leasing costs increased slightly. However, property operating and leasing costs as a percentage of total revenues decreased from 12.111.5% to 10.210.4% when comparing the second quarter of 1998 to the second quarter of 1999 due mainly to efficiencies realized by the Company.

General and administrative expenses decreased slightly when comparing periods despite the growth of the Company. As a percentage of total revenues, general and administrative expenses decreased from 3.86% to 2.93.0% when comparing the second quarter of 1998 to the second quarter of 1999 due to efficiencies realized by the Company.

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

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income decreased $0.3 million or 4.0% largely due to the increase in real estate taxes, depreciation and interest expense from the net acquisition of warehouse/industrial real estate and the early extinguishment of debt.

Funds from operations (FFO) increased 20.916.3% from $11.512.9 million to $13.91 from the second quarter of 1998 to the second quarter of 1999. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs. The Company considers FFO and FFO growth to be one relevant measure of financial performance of equity REITs that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company.

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

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the second quarter of 1999 was 86.0% compared with 90.2% for the same period last year, decreasing due mainly to transitional vacancy. The second quarter margin was in line with the Company's expectations.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998.

REVENUES

Total revenues increased by $12.3 million or 23.0% over the same period last year.

In the first half of 1999, 89.0% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

Operating and investment revenues increased by $7.17. million in the first half of 1999. A portion of the increase from the prior year is due to income from fifty-one properties acquired and one completed build-to-suit in the six months of 1999, totaling 3.3 million square feet, net of twoone dispositions as of June 30, 1999. The remainder of the increase was attributable to a full period of income from the 1998 acquisition of thirty properties and one completed build-to-suit property, totaling 4.0 million square feet, net of six property dispositions.

Other revenues increased $5.2 million due to increased real estate fee income earned by the Company in connection with build-to-suit, development and leasing activities which was partially offset by decreased property and build-to suit sales by the Company's unconsolidated affiliate.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $1.9 million from period to period. The majority of the increase, $1.7 million, resulted from a full period of real estate taxes on 1998 acquisitions and a partial period of real estate taxes on 1999 acquisitions, net of dispositions. Property operating and leasing costs increased slightly. However, property operating and leasing costs as a percentage of total revenues decreased from 12.710.9% to 10.512.2% when comparing the second quarter of 1998 to the second quarter of 1999 due mainly to efficiencies realized by the Company.

General and administrative expenses decreased slightly when comparing periods despite the growth of the Company. As a percentage of total revenues, general and administrative expenses decreased from 3.76% to 2.89% when comparing the first half of 1998 to the first half of 1999 due to efficiencies realized by the Company.

Depreciation and amortization increased by $3.3 million due to a full period of depreciation on 1998 acquisitions and partial period depreciation on 1999 acquisitions.

Interest incurred increased by approximately $3.4 million over the same period last year due to higher average balances outstanding in the second quarter of 1999 compared to 1998.

Other income (expenses) decreased when comparing periods. In the first quarter of 1998, the Company incurred gains on the sale of sold four properties for a gain. In the first quarter of 1999, the Company sold one property for a gain which was much lower than the total gain in the prior period. Due to the refinancing of debt for the Lake Shore Dunes Apartments, the Company wrote off unamortized financing costs related to the early extinguishment of the original debt of $0.6 million.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increaseddecreased $2.31.5 million or 13.2% due to income from operations of net new investments in warehouse/industrial real estate and the increased income from property sales, leasing and other merchant activity.

Funds from operations (FFO) increased 30.916.1% from $23.34.9 million to $30.5 from the first half of 1998 to the first half of 1999.

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

The net revenue margin for the first half of 1999 was 87.1% compared with 87.1% for the same period last year. The margin was in line with the Company's expectations.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. However, cash flow from operations during the first six months of 1999 of $33.83 million net of $22.3 million of 1999 distributions provided $11.5$ million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

For the first six months of 1999, the Company's investment activities include acquisitions of $87.8 million, advances for construction in progress of $16.2 million, and improvements and additions to properties of $13.6 million. These activities were funded with dispositions of real estate of $2.92.9 million, repayment of mortgage notes receivable of $19.5 million, advances on the company's line of credit and a portion of the Company's retained capital. Advances on the Company's line of credit also funded advances to affiliates of $41.6 million for construction in progress.

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

At June 30, 1999, $111.6 million or 35.7% of the Company's debt was variable rate debt and $300,450 million or 64.3% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of June 30, 1999, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $868.8 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would effect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

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