Form 10-K
period 1999-12-31
CENTERPOINT PROPERTIES TRUST
filed 2000-03-23
CIK 912893

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

                              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                                   OR

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

                                                                                NAME OF EACH EXCHANGE ON
                                              TITLE OF EACH CLASS                   WHICH REGISTERED
                                              -------------------               ------------------------
                                 Common Shares, par value $.001                 New York Stock Exchange
                                 8.48% Series A Preferred Shares, par value
                                   $.001                                        New York Stock Exchange
                                 7.5% Series B Convertible Preferred Shares,
                                   par value $.001                              New York Stock Exchange
                                 Preferred Share Purchase Rights, with respect
                                   to common shares, par $.001                  New York Stock Exchange

                        Securities registered pursuant to Section 12(g) of the
                        Act:

                                                  NONE
                           --------------------------------------------------

                                            (Title of Class)

                            Indicate by check mark whether the registrant
                        (1) has filed all reports required to be filed by
                        Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                            Indicate by check mark if disclosure of delinquent
                        filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
                        Part III of this Form 10-K or any amendment to this Form 10-K. / /

                            As of March 15, 2000, the aggregate market value of
                        the voting stock held by non-affiliates of the registrant was $713,044,232 million (based on 20,085,753 shares held by non-affiliates and computed by reference to the reported closing price).

                            The registrant had 20,680,470 shares of its common
                        stock, $.001 par value, outstanding as of March 15, 2000.

                                  DOCUMENTS INCORPORATED BY REFERENCE

                            Portions of the registrant's proxy statement are
                        incorporated by reference into Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1    Business....................................................      1

Item 2.   Properties..................................................      9

Item 3.   Legal Proceedings...........................................     17

Item 4.   Submission of Certain Items to a Vote of Security Holders...     17

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Matters...     18

Item 6.   Selected Historical Financial Data..........................     18

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results
            of Operations.............................................     21

Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................     27

Item 8.   Financial Statements and Supplementary Data.................     27

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     27

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     28

Item 11.  Executive Compensation......................................     28

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     28

Item 13.  Certain Relationships and Related Transactions..............     28

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     29

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

    CenterPoint Properties Trust ("CenterPoint" or the "Company"), a publicly traded real estate investment trust (REIT), is the first major REIT to focus on the industrial sector. CenterPoint is focused on providing unsurpassed tenant satisfaction, and adds value to its shareholders through customer-driven management, investment, development, and redevelopment of warehouse, light manufacturing, and industrial facilities. The Company believes it is the largest owner and operator of warehouse/industrial property in the 1.25 billion square-foot Greater Chicago Region, the largest and most diverse industrial market in the United States. The Company is a Maryland business trust and is listed on the New York Stock Exchange under the symbol CNT.

    A predecessor of CenterPoint began operations in 1984 as Capital and Regional Properties Corporation. It was the sole United States investment vehicle for United Kingdom-based Capital and Regional Properties, plc, whose stock was publicly traded on the London Exchange in 1986. This has provided CenterPoint with the longest public market history of any industrial REIT. CenterPoint completed its initial U.S. public offering in December 1993 after consolidating its operations with, and acquiring the properties controlled by, FCLS Investors Group, a Chicago-based industrial development company with 30 years local experience.

    In July, 1998, the Company consolidated its three regional offices into redeveloped warehouse space in suburban Oak Brook, Illinois, centrally located in the Chicago region. Intentionally, all of CenterPoint's assets are located within a two-hour drive of its headquarters. The Company believes that its geographic focus has enabled rapid and entrepreneurial response to market opportunities and has fostered constant interaction among tenants and management in furtherance of the Company's focus on customer satisfaction, which anchors CenterPoint's strategy.

BUSINESS OBJECTIVES AND GROWTH PLANS

    The Company's fundamental business objective is to maximize total return to shareholders through increases in per share distributions and increases in the value of the Company's franchise. The Company's goal is to sustain strong growth in per share funds from operations ("FFO"), with accompanying growth in per share distributions and share value. To achieve this objective, the Company pursues complementary operating, investment, disposition and financial strategies:

    - PORTFOLIO OPERATIONS. The Company seeks to grow its results from operations by increasing revenues through lease renewals or replacements at increased rental rates and by increasing occupancy where vacancies exist. The Company believes that above average rental growth is primarily achievable because the Company's focus on tenant service generates higher renewal and occupancy rates. Moreover, the Company's size, Chicago focus and market penetration provides superior access to favorable leasing transactions and investments offering below market rents and growth opportunities. The Company's portfolio on December 31, 1999 was 96% leased and occupied.

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

    - DISPOSITIONS. Management strives to maximize the yield on invested capital by aggressively selling properties where growth has been achieved and where future prospects for growth are limited.

      These are properties in which the Company has added all the value it is capable of producing. As an allied strategy, the Company undertakes the development of buildings for immediate sale to users or investors. These "merchant" transactions provide attractive fees and profits for reinvestment in the Company's "core" value added business.

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

BUSINESS FOCUS

    As CenterPoint continues to grow, its mission remains to become the industrial landlord of choice in the Greater Chicago region. CenterPoint endeavors to achieve this goal by cultivating and maintaining long-term relationships with its tenants. The Company, highly responsive to the changing needs of its tenants, is always prepared to meet any challenge, and is continually innovating processes and procedures to enhance mutual growth. CenterPoint seeks to provide high-quality, attractive space at competitive rates; unwavering attention to the care and maintenance of its properties; operating charges that reflect economic responsibility; and rapid response to expansion, relocation and other space requirements. In 1999, CenterPoint achieved a 91% tenant retention rate, confirming its commitment to tenant satisfaction, and in turn, increasing both cash flow and the value of the portfolio.

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

    In order to successfully execute its business strategies, CenterPoint adheres to the six following disciplines:

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

    - HIGH LEVEL OF TENANT INVESTMENT. Unlike office, retail and multi-family buildings, most warehouse/ industrial buildings are occupied by a single tenant. Relocation tends to be costly for tenants of warehouse/industrial properties because of high tenant investment in production set-up expenses, machinery and other site specific improvements (in many cases higher than the landlord's investment). To avoid these costs, tenants typically lease space that exceeds their immediate needs or space in buildings that are readily expandable. Tenant retention and expansion therefore tend to be higher than for other property types.

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

    With over 1.25 billion square-feet of industrial/warehouse space and 24 diverse submarkets (according to a ranking of markets published by CB Richard Ellis), Greater Chicago has become the largest and most diverse warehouse/industrial market. In addition to its size and geographic location, the Midwest possesses certain critical components such as transportation advantages, business diversity, favorable economic trends, and thriving real estate market conditions. These factors have supported the Company's continued strong leasing, acquisition, and development activity. As a result, Greater Chicago offers significant opportunities for investment in, and ownership of, warehouse/industrial property.

    TRANSPORTATION ADVANTAGES. The Midwest's transportation network is integral to its status as a manufacturing and distribution center. The area has achieved its prominence as a result of its central continental location, as well as its extensive roadway, rail, air, and water transportation infrastructure. This infrastructure connects Greater Chicago with a contiguous 13-state region consisting of Illinois, Wisconsin, Michigan, Ohio, Pennsylvania, West Virginia, Tennessee, Kentucky, Indiana, Missouri, Iowa, Nebraska and Minnesota. The State of Illinois enacted a $12 billion infrastructure program in 1999, which will be used to focus on road and rail improvements in the metropolitan Chicago area.

    Intermodal, which involves the movement of goods by two or more modes of transportation, is re-emerging as a very attractive distribution channel. A substantial share of the nation's rail freight passes through Chicago, making it a major hub for intermodal freight transportation. Nearly half of all intermodal rail shipments originate, terminate, or connect there. Currently, it is the fastest growing part of the rail industry, and most rail yards have already been converted to handle intermodal traffic.

    O'Hare International Airport is one of the country's fastest growing air freight hubs. O'Hare will continue as a driving force in the industrial real estate market by spurring the expansion of airport-related industries in the region. With an average annual increase of 8% in air freight volume over the last 3 years, O'Hare handles approximately 4,600 tons of airfreight per day, along with the 70 million commercial passengers it serves annually.

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

    Manufacturers, for example, benefit from Chicago's well-developed freight and air transportation system and distribution network. Utility deregulation is also improving its competitiveness. Among the nation's metro areas, Chicago manufacturing base is second only to that of Los Angeles.

    Chicago is also the largest financial center for commodities in the Midwest. The Chicago Board of Trade is the world's largest commodity exchange, and the Chicago Mercantile Exchange is the third largest. Financial services will continue to be one of Chicago's primary drivers.

    The growth of high-tech industries also holds promise for the metro area. The concentration of high-tech employment ranks Chicago fourth in the nation. These encompass every aspect of digitally based products and services, including software, electronic commerce, computer hardware, telecom services, and web-based services.

    The key to Chicago's long-term outlook lies in its transportation and distribution network, its strong export-oriented industries, as well as its status as the financial commodity trading and services center of the Midwest. The diversity of the Chicago economy is one of the most important assets of the metro area.

    - FAVORABLE ECONOMIC TRENDS AND CHARACTERISTICS. As the nation's third most populous metro area with 7.8 million residents, Chicago has the largest employment base of any metro area in the nation, resulting in a diverse industrial structure. As in other large industrial metro areas, Chicago's diversity has been increasing due to its transformation from a manufacturing to a service-based economy. Chicago is the financial, distribution, and business center of the Midwest. The diversification has accelerated during the current expansion as growth has been driven by service industries.

    Within the diverse service industry, business services have expanded strongly throughout the metro area due to the concentration of headquarters operations, as well as the growth of the computer software industry. Employment in business services has ballooned 80% during the current expansion and accounts for 27% of new jobs created (compared to 19% nationally).

    In addition to corporate operations, rising tourism activity is also an indicator of the strength of Chicago's economy. Last year, 27.8 million tourists visited the city, generating $8.4 billion for the area.

    - REAL ESTATE MARKET CONDITIONS/WAREHOUSE SUPPLY & DEMAND. Favorable trends in growth, business investment, utilization, and employment in the Midwest have resulted in increased space demand and increasing rents. Although the Company believes it is the largest owner and operator of warehouse/industrial property in Greater Chicago, its portfolio represented less than 2.4% of the market (based on square footage) as of December 31, 1999. In a 1.25 billion square-foot industrial market, this allows substantial opportunities for future growth.

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

    According to CB Richard Ellis, during 1999 Chicago's industrial property market added 33.2 million square feet, the sixth consecutive year of
    30.0 million square feet or greater gross absorption. In 1999, the overall nominal industrial vacancy rate in Chicago was 7.5 percent.

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

    The Company's tenant service strategy benefits from the size and concentration of the Company's real estate holdings in Greater Chicago. As a large owner of warehouse/industrial properties in a single geographic market, the Company believes it can obtain for its tenants the benefits of bulk purchase of goods and services. Management believes that minimizing tenants' occupancy costs builds tenant loyalty and provides the Company with a significant marketing advantage. In 1998, the Company formed CenterPoint Capital Funding, LLC ("CenterPoint Capital") to offer its tenants funding for non-real estate requirements, principally equipment, related to the occupancy and use of the Company's properties. Funding originated by CenterPoint Capital is brokered in the marketplace or fully funded by non-recourse debt. The Company believes making available to its tenants and prospects a "turn-key" facility enhances tenant satisfaction and ultimately the strength of the Company's franchise.

    To motivate employees to provide the highest level of tenant service, the Company has established a pay-for-performance compensation plan under which the incentive pay of each participating employee depends in part on the results of an annual tenant satisfaction survey, independently administered by CEL & Associates and the Company's independent trustees. Employee incentive pay is also dependent on the achievement of targeted per share funds from operations and the results of a company-wide audit pertaining to the implementation of internal processes and procedures, all of which the Company believes enhances tenant service.

    FOCUS ON VALUE-ADDED INVESTMENTS. The Company seeks to acquire warehouse/industrial properties that have an initial cash yield greater than the Company's long term cost of capital (currently estimated to be 9.5% to 10.5%), that offer the best opportunity for cash flow growth, and that meet the Company's investment criteria. Management has established strategies for responding to every stage of the economic cycle, altering its investment emphasis through the recovery, strong economy, and recession phases. This ensures that when conditions change, the Company is well prepared to meet the needs of its clients with minimal reaction time. All investment activities are focused on creating value for its tenants by providing high quality and efficient facilities at attractive rental rates.

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

    - RECESSION . REDEVELOPMENTS. During a weaker economy, companies, on average, want to shrink capacity. Therefore, CenterPoint has developed a number of refinements within older, economically viable properties, completely rebuilding an existing facility within a tenant's time frame. By understanding their tenant's business needs, the Company can envision the potential of a building and match it to the market.

    In September, 1998, the Company developed an Airport Investments and Development division to facilitate the expansion of its CenterPoint Airport Centers(TM), which consist of air cargo facilities and other area airport related investments. CenterPoint believes it is the pre-eminent private sector provider, owner, and manager of air freight and airport-related facilities in the Chicago region.

    CenterPoint's land inventory consists of 521 acres in various submarkets throughout the Chicago Market upon which 11 million square feet could be developed. In addition, 1,800 acres of land at the former Joliet Arsenal is under contract. Currently, this project is undergoing extensive economic, environmental and property due diligence, including a determination of whether government agencies will provide the necessary infrastructure to support the industrial development of the property.

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

    FOCUS ON OPERATIONS. The Company is a full service real estate company with an entire staff responsible for managing its entire real estate portfolio. Six regions, each serving a particular segment of Greater Chicago, are operated by a team consisting of a regional manager, a property manager, administrative assistant, maintenance, and accounting support personnel who are required to visit each tenant, on site, at least once every 90 days.

    The Company believes it derives its competitive advantage from its market penetration, local expertise, tenant relationships and quality reputation with the Greater Chicago area. Another competitive advantage is its "state of the art" information system that fully integrates corporate, property management and accounting systems, enabling the Company to monitor and project each asset and its financial performance. The Company believes this long-term platform is capable of supporting its operating and financial objectives as well as its continued strong growth.

    FOCUS ON CONSERVING CAPITAL. The Company seeks to create and maintain substantial balance sheet capacity, which provides the Company flexibility to opportunistically tap favorably priced capital to support accretive investments. The Company believes it can maximize internal capital formation by
(i) investing at yields above its long term cost of capital; (ii) pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (iii) redeploying its capital through asset sales. The Company will seek, where possible, to sell properties in transactions intended to qualify as tax-free exchanges under applicable provisions of the Internal Revenue Code and re-deploy the proceeds of such sales in properties with higher yielding opportunities where the Company believes significant value can be added. Disposition activity is integral to the Company's funding strategy and gains on sale are a regular and recurring component of the Company's revenues. However, the rate of dispositions is correlated with market conditions and the timing of gains depends on the progress of individual disposition negotiations, which could lead to variability in the Company's results.

TRANSACTIONS DURING 1999

    During 1999, the Company accomplished the following:

    1999 ACQUISITIONS AND DISPOSITIONS. During 1999, the Company acquired or completed development of 64 warehouse/industrial properties totaling
5.1 million square feet and approximately $170 million in total investment in owned properties. Also in 1999, the Company disposed of nine warehouse/industrial properties totaling approximately 2.1 million square feet for approximately $56.0 million from the owned portfolio. Two of the properties purchased in 1999, totaling 0.3 million square feet, were also disposed of in 1999. In addition, during 1999 the Company demolished a building on a property, totaling 1.7 million square feet, for future development on the land.

    In 1999, the Company acquired 375 acres and contracted to acquire an adjacent approximate 1800 acres on land at the former Joliet Arsenal for the proposed development of a high speed distribution park, anchored by a major intermodal rail facility. The park could include up to 17 million square feet of industrial space and ancillary commercial and hotel development. The transaction is contingent upon the successful conclusion of (i) transfer negotiations with the Department of the Army, which operated the site as a munitions manufacturing facility; (ii) an appropriate environmental remediation adequately protecting the Company from liability and regulatory action related to for pre-existing conditions; and (iii) sufficient public entitlements, including state and federal infrastructure grants and tax increment financing, to ensure the financial viability of the Company.

    1999 SECURITIES ACTIVITIES:

    - In January, February and August, 1999, 536,981, 784,305 and 76,802 of the Company's Class B common shares, respectively, were converted by the holder of the Class B common shares into 536,981, 784,305 and 76,802 common shares.

    - In June, 1999, the Company completed a public offering of 1,000,000 shares of 7.50% Series B Convertible Cumulative Redeemable Preferred Shares at $50.00 per share. The shares have no maturity date, but may be redeemed by the Company for $50.00 per share after June 30, 2004. The shares are convertible into common shares at a conversion price of $43.50 per common share, equivalent to a conversion rate of 1.1494 to 1. The net proceeds of the offering, approximately $48.0 million, were used to refund outstanding balances under the Company's unsecured line of credit.

    - During the first nine months of 1999, $8.1 million of the Company's 8.22% Convertible Subordinated Debentures were converted into 441,511 shares, which constituted all of the debentures outstanding.

    1999 FINANCINGS:

    - On March 15, 1999 the Company issued $100 million, 7.142% senior unsecured notes due March 15, 2004. The net proceeds of $99.3 million were used to repay substantially all amounts then outstanding under the Company's unsecured line of credit.

    - On June 29, 1999, the Company refinanced the $20.5 million tax-exempt debt secured by Lake Shore Dunes Apartments with a 35 year assumable, HUD non-recourse tax-exempt and taxable debt for approximately the same amount with a fixed interest rate of 6.195%. This refinancing resulted in the write-off of $0.6 million in unamortized financing fees which are reflected as an extraordinary item in the consolidated statements of operations.

SUBSEQUENT TRANSACTION

    On January 12, 2000 the Company issued $150 million in senior unsecured notes, due January 15, 2003 and bearing interest at 7.9%. The notes are lead by Lehman Brothers Holdings, with A.G. Edwards & Sons, Inc., Banc of America Securities LLC, Bank One Capital Markets, Inc., and First Union Securities acting as co-managers. The net proceeds of the issuance of approximately
$149.1 million were used to pay down the Company's line of credit.

    On January 21, 2000, the Company formed CenterPoint Venture LLC, a co-investment entity between the Company's taxable affiliate and CalEast, an investment vehicle between the California Public Employees Retirement System (CalPERS) and Jones Lang LaSalle (JLL:NYSE). The $200 million fund has been capitalized with equity commitments of $60 million by CalEast and $20 million by CenterPoint, supported by a $120 million credit facility led by Bank One. CenterPoint formed the venture to position, package and sell stabilized industrial property investment opportunities routinely passed over by the Company due to its more "value-added" investment focus. The venture intends to offer these fully leased "institutional quality" assets to more fixed income oriented investors, who lack the staff and/or day-to-day market penetration to efficiently invest in Midwest industrial property. Unlike typical REIT joint ventures, the partnership does not intend to hold assets for the long term.

EMPLOYEES

    At February 24, 2000, the Company had 115 full-time employees. Of the full-time employees, 98 are involved with property management, operations, leasing and acquisition activities, nine are involved with general financial administration, financing activities, reporting and acquisition analysis, and eight are clerical workers.

ENVIRONMENTAL MATTERS

    Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances can be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired as of December 31, 1999, and the Company is not aware of any environmental condition with respect to any of its properties that is likely to have a material adverse effect on the Company. The Company has subjected each of its properties to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is the Company aware of, any environmental liability (including asbestos-related liability) that the Company believes would have a material adverse effect on its business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, or that no prior owner or operator created any material environmental condition not known to the Company or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities.

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

    As of December 31, 1999, the Company had advanced to CRS approximately $98.9 million under a demand loan with interest rates ranging from 8% to 11.1%. The proceeds of the loan were required for development projects. Principal and interest are due upon demand. For further financial information relating the CRS, see footnote 5 of the attached financial statements.

ITEM 2. PROPERTIES.

THE COMPANY'S WAREHOUSE/INDUSTRIAL PROPERTIES

    At December 31, 1999, the Company's investment portfolio of warehouse/industrial properties consisted of 175 properties totaling approximately 25.7 million square feet, with a diverse base of more than 300 tenants engaged in a wide variety of businesses.

    The Company's current properties are well located, with convenient access to area interstate highway, rail, and air transportation. All of the properties, both free standing and those located in CenterPoint Business Centers(TM), are typically designed for warehousing and distribution. The properties have an average project size of 112,535 square feet, and, on average, a tenant at an industrial property occupies 81,292 rentable square feet. Although a number of the industrial properties are single-tenant facilities, all are designed to be divisible and to be leased by multiple tenants.

    The leases for the warehouse/industrial properties currently owned by the Company have terms between one and 15 years, with a weighted average original lease term, weighted on current rent, of approximately 4.2 years as of December 31, 1999. In addition, rent from no single tenant comprised more than 5% of the Company's total revenues as of December 31, 1999.

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

                          CENTERPOINT PROPERTIES TRUST

                                PROPERTY SUMMARY

                                AS OF 12/31/1999

                                                                YEAR OF
                                                               ORIGINAL
                                                             CONSTRUCTION/
                                                                 LAST
                                                             REDEVELOPMENT    ANNUALIZED      AVERAGE                    PERCENT
                                                                AND/OR        BASE RENT      RENT PER         GLA        OF TOTAL
PROPERTY ADDRESS                     CITY          STATE     EXPANSION (1)     REVENUE      SQ. FT. (2)   SQ. FT. (3)    GLA (4)
----------------               -----------------  --------   -------------   ------------   -----------   -----------    --------
1999 INVESTMENTS
MCHENRY COUNTY
1825 Pleasant Dr.............  DeKalb                IL          1990        $     21,724       2.36           9,190       0.04%
875 Diggins Rd. (7)..........  Harvard               IL          1952             448,368       3.55         126,304       0.49%
N.E. SUBURBS
3400 W. Touhy (7)............  Skokie                IL          1972             465,443       5.63          82,722       0.32%
3450 W. Touhy (7)............  Skokie                IL          1972             595,812       4.41         135,172       0.53%
6800 N. McCormick (7)........  Lincolnwood           IL          1955           1,108,404       3.28         338,000       1.32%
100 W. Whitehall.............  Northlake             IL          1999           1,014,606       4.03         251,584       0.98%
1555-9 N. Basswood...........  Shaumburg             IL          1984             200,844       6.06          33,157       0.13%
3602 N. Kennicott............  Arlington Heights     IL          1999             438,980       4.66          94,300       0.37%
NORTHERN DUPAGE COUNTY
245 E. North Ave. (7)........  Carol Stream          IL          1967           1,054,700       2.86         368,215       1.44%
733-747 Kimberly Dr..........  Carol Stream          IL          1991             350,206       4.71          74,350       0.29%
CHICAGO O'HARE AREA
2440 Pratt Ave...............  Elk Grove Village     IL          1982             795,372       4.30         184,902       0.72%
1100-40 W. Thorndale.........  Itasca                IL          1984             202,080       4.21          48,000       0.19%
1020-50 W. Thorndale.........  Itasca                IL          1983             310,048       5.54          56,000       0.22%
780 AEC Dr...................  Wood Dale             IL          1987              75,312       3.91          19,237       0.07%
165 W Mittel Dr..............  Wood Dale             IL          1984             104,250       5.72          18,225       0.07%
737 Fargo Ave. (7)...........  Elk Grove Village     IL          1975             283,332       3.68          77,015       0.30%
951 Fargo Ave. (7)...........  Elk Grove Village     IL          1973             403,632       3.88         103,987       0.41%
1500 W. Thorndale (7)........  Itasca                IL          1991             195,480       7.85          24,902       0.10%
18801 West Irving Park         Chicago
  Drive......................                        IL          1999             781,872       4.22         185,280       0.72%
O'Hare Express...............  Phase B-2             IL          1999           1,800,828      11.74         153,345       0.60%
N.W. SUBURBS
Madison Street...............  Willowbrook           IL          1999             514,848      10.26          50,157       0.20%
317 W. Lake Street...........  Northlake             IL          1972           1,562,008       5.14         303,935       1.18%
7525 Industrial Dr...........  Forest Park           IL          1974             162,764       3.26          49,980       0.19%
7501 Industrial Dr...........  Forest Park           IL          1992             119,554       7.72          15,480       0.06%
WEST SUBURBS
425 N. Villa Ave.............  Villa Park            IL          1996             144,795      13.68          10,585       0.04%
CENTRAL KANE/N. DUPAGE
22 W 760 Poss St.............  Glen Ellyn            IL          1964              96,526       8.20          11,776       0.05%
1000 Swanson Dr..............  Batavia               IL          1990             160,877      15.18          10,600       0.04%
1705-75 Hubbard Dr...........  Batavia               IL          1985             131,687       3.57          36,928       0.14%
900 Paramount Pkway..........  Batavia               IL          1986             195,860       5.22          37,500       0.15%
918 Paramount Pkway..........  Batavia               IL          1987              23,513       2.38           9,900       0.04%
902 Paramount Pkway..........  Batavia               IL          1987              69,041       4.46          15,480       0.06%
950 Paramount Pkway..........  Batavia               IL          1987              51,181       3.31          15,480       0.06%
934 Paramount Pkway..........  Batavia               IL          1987              58,999       5.96           9,900       0.04%
1324-40 Paramount Pkway......  Batavia               IL          1992             148,570       5.50          27,000       0.11%
FAR WEST SUBURBS
9714 S. Rt 69................  Naperville            IL          1988             160,877      19.15           8,400       0.03%
1936 University Ln...........  Lisle                 IL          1993             165,114       4.82          34,225       0.13%
9550 W. 55th Street..........  McCook                IL          1999             878,470       5.28         166,320       0.65%
6110 East Ave................  Hodgkins              IL          1979             136,412      18.95           7,198       0.03%
10047 Virginia Ave...........  Chicago Ridge         IL          1994             193,636       5.46          35,450       0.14%
SOUTHWEST SUBURBS
250 W. 63rd St...............  Westmont              IL          1967             160,876      15.71          10,240       0.04%
15 W 700 Frontage Rd.........  Burr Ridge            IL          1989             166,500       6.18          26,941       0.11%
261 Shore Dr.................  Burr Ridge            IL          1983             144,096       5.24          27,500       0.11%
281 Shore Dr.................  Burr Ridge            IL          1987             277,710       5.85          47,481       0.19%
1243 Naperville Dr...........  Romeoville            IL          1994             390,780       5.31          73,600       0.29%
1201-25 Naperville Dr........  Romoeville            IL          1986             175,342       4.86          36,092       0.14%
1200-24 Independence.........  Romoeville            IL          1984             209,316       4.89          42,804       0.17%
1237 Naperville Dr...........  Romeoville            IL          1987              22,536       2.28           9,900       0.04%
1235 Naperville Dr...........  Romeoville            IL          1987              22,500       2.27           9,900       0.04%
1231-33 Naperville Dr........  Romoeville            IL          1988             150,072       5.42          27,700       0.11%


                               PERCENT
                                OF GLA
                                LEASED
                                AS OF      NO. OF    PROPERTY
PROPERTY ADDRESS               12/31/99   TENANTS    TYPE (5)
----------------               --------   --------   --------
1999 INVESTMENTS
MCHENRY COUNTY
1825 Pleasant Dr.............     100%        1        ACQ
875 Diggins Rd. (7)..........     100%        1        ACQ
N.E. SUBURBS
3400 W. Touhy (7)............     100%        5        ACQ
3450 W. Touhy (7)............     100%        2        ACQ
6800 N. McCormick (7)........     100%        1        ACQ
100 W. Whitehall.............     100%        2        BTS
1555-9 N. Basswood...........     100%        2        ACQ
3602 N. Kennicott............     100%        1        ACQ
NORTHERN DUPAGE COUNTY
245 E. North Ave. (7)........     100%        2        ACQ
733-747 Kimberly Dr..........      78%        5        ACQ
CHICAGO O'HARE AREA
2440 Pratt Ave...............     100%        1        ACQ
1100-40 W. Thorndale.........     100%        1        ACQ
1020-50 W. Thorndale.........     100%        1        ACQ
780 AEC Dr...................       0%        0        ACQ
165 W Mittel Dr..............     100%        1        ACQ
737 Fargo Ave. (7)...........     100%        1        ACQ
951 Fargo Ave. (7)...........     100%        1        ACQ
1500 W. Thorndale (7)........     100%        1        ACQ
18801 West Irving Park
  Drive......................     100%        1        BTS
O'Hare Express...............     100%        2        BTS
N.W. SUBURBS
Madison Street...............     100%        1        ACQ
317 W. Lake Street...........     100%        2        ACQ
7525 Industrial Dr...........     100%        1        ACQ
7501 Industrial Dr...........     100%        1        ACQ
WEST SUBURBS
425 N. Villa Ave.............     100%        1        ACQ
CENTRAL KANE/N. DUPAGE
22 W 760 Poss St.............     100%        1        ACQ
1000 Swanson Dr..............     100%        1        ACQ
1705-75 Hubbard Dr...........     100%        4        ACQ
900 Paramount Pkway..........     100%        3        ACQ
918 Paramount Pkway..........       0%        0        ACQ
902 Paramount Pkway..........     100%        2        ACQ
950 Paramount Pkway..........     100%        2        ACQ
934 Paramount Pkway..........     100%        1        ACQ
1324-40 Paramount Pkway......     100%        2        ACQ
FAR WEST SUBURBS
9714 S. Rt 69................     100%        1        ACQ
1936 University Ln...........     100%        2        ACQ
9550 W. 55th Street..........      75%        3        ACQ
6110 East Ave................     100%        1        ACQ
10047 Virginia Ave...........     100%        2        ACQ
SOUTHWEST SUBURBS
250 W. 63rd St...............     100%        1        ACQ
15 W 700 Frontage Rd.........     100%        1        ACQ
261 Shore Dr.................     100%        1        ACQ
281 Shore Dr.................     100%        3        ACQ
1243 Naperville Dr...........     100%        5        ACQ
1201-25 Naperville Dr........     100%        1        ACQ
1200-24 Independence.........     100%        1        ACQ
1237 Naperville Dr...........     100%        1        ACQ
1235 Naperville Dr...........       0%        0        ACQ
1231-33 Naperville Dr........     100%        1        ACQ

                          CENTERPOINT PROPERTIES TRUST

                                PROPERTY SUMMARY

                                AS OF 12/31/1999

                                                                YEAR OF
                                                               ORIGINAL
                                                             CONSTRUCTION/
                                                                 LAST
                                                             REDEVELOPMENT    ANNUALIZED      AVERAGE                    PERCENT
                                                                AND/OR        BASE RENT      RENT PER         GLA        OF TOTAL
PROPERTY ADDRESS                     CITY          STATE     EXPANSION (1)     REVENUE      SQ. FT. (2)   SQ. FT. (3)    GLA (4)
----------------               -----------------  --------   -------------   ------------   -----------   -----------    --------
1227 Naperville Dr...........  Romeoville            IL          1988              55,488       5.60           9,900       0.04%
1229 Naperville Dr...........  Romoeville            IL          1988              50,688       5.12           9,900       0.04%
1277 Naperville Dr...........  Romeoville            IL          1992             124,464       4.61          27,000       0.11%
1265 Naperville Dr...........  Romeoville            IL          1996             401,256       5.47          73,385       0.29%
1287 Naperville Dr...........  Romeoville            IL          1997             320,357       4.64          69,000       0.27%
SOUTH SUBURBS
16951 State Street...........  South Holland         IL          1983             186,544       8.25          22,615       0.09%
1336 W. New Monee Rd.........  Crete                 IL          1974              21,452       2.21           9,720       0.04%
N.W. INDIANA
101 45(th) Street............  Munster               IN          1991           1,253,360       3.58         350,133       1.36%
MILWAUKEE COUNTY
70th & Washington............  West Allis            WI          1999             478,620       4.22         113,400       0.44%
11000 Silver Springs Rd.       Milwaukee
  (7)........................                        WI          1968             537,595       4.22         127,400       0.50%
3511 W. Green Tree...........  Milwaukee             WI        1969-71            380,730       2.21         172,650       0.67%
Richards & Vienna............  Milwaukee             WI          1999             478,306       4.11         116,354       0.45%
RACINE COUNTY
1101 Sylvania................  Yorkville             WI          1995             533,699       4.88         109,385       0.43%
SUBTOTAL.....................                                                $ 22,168,311                  4,763,181      18.62%
                                                                             ------------                 ----------     -------
AVERAGE......................                                                                 $ 4.65          76,826
                                                                                              ------      ----------
PREVIOUSLY OWNED PROPERTIES
LAKE COUNTY
2339-41 Ernie Krueger          Waukegan
  Court......................                        IL       1990/1993           223,245       4.10          54,450       0.21%
620-630 Butterfield Road.....  Mundelein             IL          1990             154,511       6.38          24,237       0.09%
1300 Northpoint Road.........  Waukegan              IL          1994             338,351       5.21          65,000       0.25%
1 Wildlife Way...............  Long Grove            IL          1994             707,110      13.07          54,100       0.21%
1700 Butterfield Road........  Mundelein             IL          1976             206,112       3.44          60,000       0.23%
3145 Central Avenue (6)......  Waukegan              IL          1958             833,500       2.78         300,000       1.17%
28160 N Keith................  Lake Forest           IL          1989             307,800       3.95          77,924       0.30%
28618 N. Ballard.............  Lake Forest           IL          1984             298,428       5.00          59,688       0.23%
28167 N Keith................  Lake Forest           IL          1986             188,573       7.23          26,082       0.10%
N.W. COOK COUNTY
900 W. University Drive......  Arlington Heights     IL          1974             662,115       7.68          86,254       0.34%
200 Champion Drive...........  Northlake             IL          1998             665,640       4.02         165,612       0.65%
543 W. Algonquin Rd. (6).....  Arlington Heights     IL          1970             172,657       5.05          34,210       0.13%
1500 West Dundee Road (6)....  Arlington Heights     IL          1969           2,879,904       5.76         500,000       1.94%
N. KANE COUNTY
825 Tollgate Road............  Elgin                 IL          1989             426,540       5.13          83,122       0.32%
1575 Executive Drive.........  Elgin                 IL          1980             165,862       5.34          31,050       0.12%
1925 Holmes Rd. (6)..........  Elgin                 IL          1989             379,750       3.23         117,600       0.46%
CHICAGO O'HARE AREA
2743 Armstrong Court.........  Des Plaines           IL          1989             288,308       5.41          53,325       0.21%
1520 Pratt Avenue............  Elk Grove Village     IL          1968             250,440       4.00          62,546       0.24%
1850 Greenleaf...............  Elk Grove Village     IL          1965             262,042       4.47          58,627       0.23%
1400 Busse Road..............  Elk Grove Village     IL          1975             702,339       4.73         148,436       0.58%
1201 Lunt Avenue.............  Elk Grove Village     IL          1971              61,658       8.35           7,380       0.03%
5990 Touhy Avenue............  Niles                 IL       1960/1993         1,422,766       4.81         295,964       1.15%
245 Beinoris Drive...........  Wood Dale             IL       1988/1993            96,396       8.04          11,989       0.05%
745 Birginal Road............  Bensenville           IL          1974             505,166       4.46         113,266       0.44%
2600 Elmhurst Road...........  Elk Grove Village     IL          1995             543,885       5.18         105,000       0.41%
10601 Seymour Avenue (6).....  Franklin Park         IL       1963/1970         3,144,544       4.64         677,000       2.63%
850 Arthur Avenue (8)........  Elk Grove Village     IL       1971/1973           187,395       4.41          42,490       0.17%
1100 Chase Avenue (7)........  Elk Grove Village     IL       1980/1996           186,912       4.49          41,651       0.16%


                               PERCENT
                                OF GLA
                                LEASED
                                AS OF      NO. OF    PROPERTY
PROPERTY ADDRESS               12/31/99   TENANTS    TYPE (5)
----------------               --------   --------   --------
1227 Naperville Dr...........     100%        1        ACQ
1229 Naperville Dr...........     100%        1        ACQ
1277 Naperville Dr...........      78%        4        ACQ
1265 Naperville Dr...........     100%        2        ACQ
1287 Naperville Dr...........     100%        3        ACQ
SOUTH SUBURBS
16951 State Street...........     100%        3        ACQ
1336 W. New Monee Rd.........     100%        1        ACQ
N.W. INDIANA
101 45(th) Street............     100%        1        ACQ
MILWAUKEE COUNTY
70th & Washington............     100%        1        ACQ
11000 Silver Springs Rd.
  (7)........................     100%        1        ACQ
3511 W. Green Tree...........      96%        2        ACQ
Richards & Vienna............     100%        1        ACQ
RACINE COUNTY
1101 Sylvania................     100%        3        ACQ
SUBTOTAL.....................

AVERAGE......................

PREVIOUSLY OWNED PROPERTIES
LAKE COUNTY
2339-41 Ernie Krueger
  Court......................     100%        1        BTS
620-630 Butterfield Road.....     100%        1        BTS
1300 Northpoint Road.........     100%        1        ACQ
1 Wildlife Way...............     100%        1        RDV
1700 Butterfield Road........     100%        1        ACQ
3145 Central Avenue (6)......     100%        3        ACQ
28160 N Keith................     100%        1        ACQ
28618 N. Ballard.............     100%        1        ACQ
28167 N Keith................     100%        1        ACQ
N.W. COOK COUNTY
900 W. University Drive......     100%        1        ACQ
200 Champion Drive...........     100%        1        BTS
543 W. Algonquin Rd. (6).....     100%        2        ACQ
1500 West Dundee Road (6)....      67%        4        ACQ
N. KANE COUNTY
825 Tollgate Road............     100%        2        ACQ
1575 Executive Drive.........     100%        1        ACQ
1925 Holmes Rd. (6)..........      76%        1        ACQ
CHICAGO O'HARE AREA
2743 Armstrong Court.........     100%        1        BTS
1520 Pratt Avenue............     100%        1        ACQ
1850 Greenleaf...............     100%        1        ACQ
1400 Busse Road..............      93%       12        ACQ
1201 Lunt Avenue.............     100%        1        ACQ
5990 Touhy Avenue............     100%        3        RDV
245 Beinoris Drive...........     100%        1      BTS/RDV
745 Birginal Road............     100%        1        ACQ
2600 Elmhurst Road...........     100%        1        BTS
10601 Seymour Avenue (6).....     100%        3      ACQ/ RDV
850 Arthur Avenue (8)........     100%        1        ACQ
1100 Chase Avenue (7)........     100%        1        ACQ

                          CENTERPOINT PROPERTIES TRUST

                                PROPERTY SUMMARY

                                AS OF 12/31/1999

                                                                YEAR OF
                                                               ORIGINAL
                                                             CONSTRUCTION/
                                                                 LAST
                                                             REDEVELOPMENT    ANNUALIZED      AVERAGE                    PERCENT
                                                                AND/OR        BASE RENT      RENT PER         GLA        OF TOTAL
PROPERTY ADDRESS                     CITY          STATE     EXPANSION (1)     REVENUE      SQ. FT. (2)   SQ. FT. (3)    GLA (4)
----------------               -----------------  --------   -------------   ------------   -----------   -----------    --------
2553 North Edgington.........  Franklin Park         IL       1967/1995         1,013,164       3.69         274,303       1.07%
875 Fargo Avenue.............  Elk Grove Village     IL          1980             424,596       5.15          82,368       0.32%
1800 Bruning Drive...........  Itasca                IL       1975/1978         1,230,588       6.09         202,000       0.79%
1501 Pratt Avenue............  Elk Grove Village     IL          1973             600,576       3.95         151,900       0.59%
400 North Wolf Road..........  Northlake             IL       1956/1997         5,281,281       3.46       1,527,593       5.94%
2801-2881 Busse Road.........  Elk Grove Village     IL          1997           1,118,556       4.46         251,076       0.98%
2525 Busse Road..............  Elk Grove Village     IL          1975           3,507,983       3.95         888,335       3.46%
2701-2781 Busse Road.........  Elk Grove Village     IL          1997           1,278,331       5.09         251,076       0.98%
1951 Landmeier...............  Elk Grove Village     IL          1967             238,553       5.68          41,976       0.16%
1796 Sherwin.................  Des Plaines           IL          1964             631,055       6.63          95,220       0.37%
2021 Lunt Avenue (7).........  Elk Grove             IL          1972             243,156       3.80          64,000       0.25%
2121 Touhy Avenue (7)........  Elk Grove             IL          1962             508,008       3.95         128,600       0.50%
2001 S. Mt. Prospect Road      Des Plaines
  (7)........................                        IL          1980             586,619       3.53         166,220       0.65%
755 Dillon Drive.............  Wood Dale             IL          1986             203,100       4.24          47,928       0.19%
201 Oakton...................  Des Plaines           IL          1984             682,165       4.26         160,102       0.62%
O'Hare Express-Phase A-2.....  Chicago               IL          1997           1,120,440       9.26         120,971       0.47%
O'Hare Express-Phase B-1.....  Chicago               IL          1997           2,189,148      12.75         171,685       0.67%
110-190 Old Higgins Road.....  Des Plaines           IL          1980           1,047,198       8.71         120,292       0.47%
CHICAGO NORTH
860 W. Evergreen.............  Chicago               IL       1890/1995           675,488       4.82         140,000       0.55%
1381 N. Northbranch (6)......  Chciago               IL          1900             117,000       3.34          35,000       0.14%
N.W. SUBURBS
3601 N Runge.................  Franklin Park         IL       1962/1968           291,870       2.55         114,266       0.45%
3400 N Powell................  Franklin Park         IL       1961/1980           415,260       3.61         115,097       0.45%
11100 W. Addison.............  Franklin Park         IL          1967             191,460       5.25          36,469       0.14%
11140 W Addison..............  Franklin Park         IL       1961/1965           350,760       3.14         111,588       0.43%
3434 N. Powell...............  Franklin Park         IL       1960/1966           332,440       3.66          90,760       0.35%
1999 N Ruby..................  Melrose Park          IL       1952/1962           273,944       2.54         107,852       0.42%
11550 W. King................  Franklin Park         IL          1963             204,844       2.98          68,663       0.27%
WEST SUBURBS
2901 Centre Circle (7).......  Downers Grove         IL          1979             158,223       7.51          21,056       0.08%
CENTRAL KANE/N. DUPAGE
1700 West Hawthorne (6)......  West Chicago          IL       1959/1969         1,580,250       2.15         735,196       2.86%
1733 Downs Drive.............  West Chicago          IL          1975             468,018       3.22         145,528       0.57%
1645 Downs Drive.............  West Chicago          IL          1975             426,987       3.30         129,390       0.50%
425 South 37th Avenue (7)....  St. Charles           IL          1975             414,373       4.02         103,106       0.40%
1030 Fabyan Parkway..........  Batavia               IL          1978             700,130       3.29         212,728       0.83%
FAR WEST SUBURBS
720 Frontenac................  Naperville            IL          1991             565,464       3.29         171,935       0.67%
820 Frontenac................  Naperville            IL          1988             510,046       3.32         153,604       0.60%
1120 Frontenac...............  Naperville            IL       1980/1994           578,915       3.76         153,902       0.60%
1510 Frontenac...............  Naperville            IL          1986             370,065       3.53         104,886       0.41%
1020 Frontenac...............  Naperville            IL          1980             274,131       2.75          99,684       0.39%
1560 Frontenac...............  Naperville            IL          1987             267,660       3.13          85,608       0.33%
1500 Shore Drive.............  Naperville            IL          1985             145,610       3.37          43,230       0.17%
800 Enterprise Court.........  Naperville            IL          1985             183,660       5.25          34,984       0.14%
1651 Frontenac...............  Naperville            IL          1978             126,833       4.17          30,414       0.12%
1150 Shore Road..............  Naperville            IL          1985             128,282       4.25          30,184       0.12%
2764 Golfview................  Naperville            IL          1985             105,353       5.26          20,022       0.08%
920 Frontenac................  Naperville            IL          1987             426,199       3.52         121,200       0.47%
1250 Carolina Drive..........  West Chicago          IL          1988             514,500       3.43         150,000       0.58%
825-845 Hawthorne Lane (6)...  West Chicago          IL          1974             530,949       3.34         158,772       0.62%
16400 West 103rd Street        Lemont
  (7)........................                        IL       1983/1995           299,616       4.71          63,612       0.25%
1 Allsteel Drive (7).........  Aurora                IL          1960           2,381,830       2.36       1,008,120       3.92%
2727 West Diehl Road.........  Naperville            IL          1997           2,047,896       4.65         440,343       1.72%


                               PERCENT
                                OF GLA
                                LEASED
                                AS OF      NO. OF    PROPERTY
PROPERTY ADDRESS               12/31/99   TENANTS    TYPE (5)
----------------               --------   --------   --------
2553 North Edgington.........      76%        3        ACQ
875 Fargo Avenue.............     100%        1        ACQ
1800 Bruning Drive...........     100%        1        ACQ
1501 Pratt Avenue............     100%        2        ACQ
400 North Wolf Road..........     100%        4        ACQ
2801-2881 Busse Road.........     100%        2        BTS
2525 Busse Road..............      91%        6        ACQ
2701-2781 Busse Road.........     100%        2        BTS
1951 Landmeier...............     100%        2        ACQ
1796 Sherwin.................     100%        2        ACQ
2021 Lunt Avenue (7).........     100%        1        ACQ
2121 Touhy Avenue (7)........     100%        1        ACQ
2001 S. Mt. Prospect Road
  (7)........................     100%        1        ACQ
755 Dillon Drive.............       0%        0        ACQ
201 Oakton...................     100%        3        ACQ
O'Hare Express-Phase A-2.....     100%        2        BTS
O'Hare Express-Phase B-1.....     100%        1        BTS
110-190 Old Higgins Road.....      68%        6        ACQ
CHICAGO NORTH
860 W. Evergreen.............     100%        1        ACQ
1381 N. Northbranch (6)......     100%        1        ACQ
N.W. SUBURBS
3601 N Runge.................     100%        1        ACQ
3400 N Powell................     100%        1        ACQ
11100 W. Addison.............     100%        1        ACQ
11140 W Addison..............     100%        1        ACQ
3434 N. Powell...............     100%        1        ACQ
1999 N Ruby..................     100%        1        ACQ
11550 W. King................     100%        1        ACQ
WEST SUBURBS
2901 Centre Circle (7).......     100%        1        ACQ
CENTRAL KANE/N. DUPAGE
1700 West Hawthorne (6)......     100%        1        ACQ
1733 Downs Drive.............     100%        1        ACQ
1645 Downs Drive.............     100%        1        ACQ
425 South 37th Avenue (7)....     100%        1        ACQ
1030 Fabyan Parkway..........     100%        1        ACQ
FAR WEST SUBURBS
720 Frontenac................     100%        2        ACQ
820 Frontenac................     100%        1        ACQ
1120 Frontenac...............     100%        1        ACQ
1510 Frontenac...............     100%        1        ACQ
1020 Frontenac...............       0%        0        ACQ
1560 Frontenac...............     100%        2        ACQ
1500 Shore Drive.............     100%        2        ACQ
800 Enterprise Court.........     100%        1        ACQ
1651 Frontenac...............     100%        1        ACQ
1150 Shore Road..............     100%        1        ACQ
2764 Golfview................     100%        1        ACQ
920 Frontenac................     100%        1        ACQ
1250 Carolina Drive..........     100%        1        BTS
825-845 Hawthorne Lane (6)...     100%        5        ACQ
16400 West 103rd Street
  (7)........................     100%        1        ACQ
1 Allsteel Drive (7).........      99%        2        ACQ
2727 West Diehl Road.........     100%        1        BTS

                          CENTERPOINT PROPERTIES TRUST

                                PROPERTY SUMMARY

                                AS OF 12/31/1999

                                                                YEAR OF
                                                               ORIGINAL
                                                             CONSTRUCTION/
                                                                 LAST
                                                             REDEVELOPMENT    ANNUALIZED      AVERAGE                    PERCENT
                                                                AND/OR        BASE RENT      RENT PER         GLA        OF TOTAL
PROPERTY ADDRESS                     CITY          STATE     EXPANSION (1)     REVENUE      SQ. FT. (2)   SQ. FT. (3)    GLA (4)
----------------               -----------------  --------   -------------   ------------   -----------   -----------    --------
SOUTHWEST SUBURBS
5619-25 West 115th Street....  Alsip                 IL          1974           1,824,462       4.60         396,979       1.55%
7001 Adams Street............  Willowbrook           IL          1994             201,324       7.95          25,324       0.10%
6600 River Road..............  Hodgkins              IL          1968           1,561,676       2.48         630,410       2.46%
6464 West 51st Street........  Forest View           IL          1973             479,900       2.30         208,713       0.81%
6500 West 51st Street........  Forest View           IL          1975             503,390       2.72         185,295       0.72%
7447 South Central Avenue....  Bedford Park          IL          1975             342,840       2.90         118,218       0.46%
7525 South Sayre.............  Bedford Park          IL          1981             523,762       4.25         123,178       0.48%
11701 South Central Ave......  Alsip                 IL          1970             954,472       3.21         297,207       1.16%
11601 South Central Ave......  Alsip                 IL          1970             650,700       2.51         259,000       1.01%
7633 S. Sayre................  Bedford Park          IL          1968              91,200       6.50          14,039       0.05%
7201 S. Lemington............  Bedford Park          IL          1958             360,000       3.37         106,800       0.42%
7200 S. Mason................  Bedford Park          IL          1974             622,560       3.00         207,345       0.81%
6000 W. 73rd.................  Bedford Park          IL          1974             417,034       2.82         148,091       0.58%
7400 S. Narragansett Ave       Bedford Park
  (6)........................                        IL          1976             525,038       3.01         174,720       0.68%
6751-55 South Sayre Avenue...  Bedford Park          IL          1974             704,314       2.90         242,690       0.95%
11801 S. Central.............  Alsip                 IL          1985             853,152       3.00         284,386       1.11%
CHICAGO SOUTH
900 East 103rd Street........  Chicago               IL       1910/1990         1,728,622       3.00         575,462       2.24%
3133 East 106th (6)..........  Chicago               IL          1971             305,019       3.81          80,076       0.31%
4400 South Kolmar (6)........  Chicago               IL          1966             276,000       3.00          92,000       0.36%
SOUTH SUBURBS
21399 Torrence Avenue........  Sauk Village          IL          1987             801,048       2.15         372,835       1.45%
2601 Bond Street.............  University Park       IL          1975             224,000       3.50          64,000       0.25%
FAR S.W. SUBURBS
1319 Marquette Drive.........  Romeoville            IL          1990             232,692       6.40          36,349       0.14%
1355 Enterprise Drive (6)....  Romeoville            IL          1980             235,070       1.93         122,100       0.48%
2301 North Route 30..........  Plainfield            IL          1972             900,600       3.19         282,679       1.10%
N.W. INDIANA
425 West 151st Street........  East Chicago          IN       1913/1991         1,152,548       3.30         349,236       1.36%
201 Mississippi Street.......  Gary                  IN       1945/1988         4,047,175       3.85       1,052,173       4.09%
1827 North Bendix Drive        South Bend
  (6)........................                        IN       1964/1990           582,415       2.92         199,730       0.78%
MILWAUKEE COUNTY
7501 North 81st Street.......  Milwaukee             WI          1987             621,000       3.38         183,958       0.72%
5521 Mill Road...............  Milwaukee             WI          1960             138,022       3.11          44,435       0.17%
2003-2201 S. 114th Street....  West Allis            WI          1965             680,009       2.79         243,350       0.95%
1475 S. 101st................  West Allis            WI          1969             199,833       4.25          46,973       0.18%
4700 Ironwood Drive..........  Franklin              WI          1998             418,880       3.40         123,200       0.48%
KENOSHA COUNTY
8901 102nd Street............  Pleasant Prairie      WI          1990             649,532       6.15         105,637       0.41%
8200 100th Street............  Pleasant Prairie      WI          1990             568,361       3.83         148,472       0.58%
RACINE COUNTY
1333 Grandview Drive.........  Yorkville             WI          1997             796,572       3.79         210,000       0.82%
SUBTOTAL.....................                                                $ 79,397,745                 20,894,907      81.38%
                                                                             ------------                 ----------     -------
AVERAGE......................                                                                 $ 3.80         184,911       0.72%
                                                                                                          ----------
GRAND TOTAL ALL WAREHOUSE/INDUSTRIAL PROPERTIES...........                   $101,566,056                 25,658,088     100.00%
                                                                             ------------                 ----------
AVERAGE ALL WAREHOUSE/INDUSTRIAL PROPERTIES...............                   $    580,377                    112,535(9)
                                                                             ------------                 ----------


                               PERCENT
                                OF GLA
                                LEASED
                                AS OF      NO. OF    PROPERTY
PROPERTY ADDRESS               12/31/99   TENANTS    TYPE (5)
----------------               --------   --------   --------
SOUTHWEST SUBURBS
5619-25 West 115th Street....     100%        4        RDV
7001 Adams Street............     100%        1        BTS
6600 River Road..............     100%        1        ACQ
6464 West 51st Street........      81%        3        ACQ
6500 West 51st Street........     100%        1        ACQ
7447 South Central Avenue....     100%        1        ACQ
7525 South Sayre.............     100%        2        ACQ
11701 South Central Ave......     100%        2        ACQ
11601 South Central Ave......     100%        1        ACQ
7633 S. Sayre................     100%        1        ACQ
7201 S. Lemington............     100%        1        ACQ
7200 S. Mason................     100%        1        ACQ
6000 W. 73rd.................     100%        2        ACQ
7400 S. Narragansett Ave
  (6)........................     100%        1        ACQ
6751-55 South Sayre Avenue...     100%        1        ACQ
11801 S. Central.............     100%        1        ACQ
CHICAGO SOUTH
900 East 103rd Street........      59%        7        RDV
3133 East 106th (6)..........     100%        1        ACQ
4400 South Kolmar (6)........     100%        1        ACQ
SOUTH SUBURBS
21399 Torrence Avenue........     100%        1        ACQ
2601 Bond Street.............     100%        1        ACQ
FAR S.W. SUBURBS
1319 Marquette Drive.........     100%        2        BTS
1355 Enterprise Drive (6)....     100%        1        ACQ
2301 North Route 30..........      42%        1        ACQ
N.W. INDIANA
425 West 151st Street........      95%        9        RDV
201 Mississippi Street.......      98%       14        RDV
1827 North Bendix Drive
  (6)........................     100%        1        ACQ
MILWAUKEE COUNTY
7501 North 81st Street.......     100%        1        ACQ
5521 Mill Road...............     100%        1        ACQ
2003-2201 S. 114th Street....     100%        2        ACQ
1475 S. 101st................     100%        1        ACQ
4700 Ironwood Drive..........     100%        1        BTS
KENOSHA COUNTY
8901 102nd Street............     100%        1        ACQ
8200 100th Street............     100%        1        ACQ
RACINE COUNTY
1333 Grandview Drive.........     100%        1        ACQ
SUBTOTAL.....................
AVERAGE......................
GRAND TOTAL ALL WAREHOUSE/IND               303
AVERAGE ALL WAREHOUSE/INDUSTR      96%

------------------------------
(1) The first year is the year of original construction. The second date, where applicable, is the year of last redevelopment and/or expansion.
(2) Determined by dividing annualized base rent revenue by GLA.
(3) "GLA" means gross leasable area.
(4) Determined as a percent of the total GLA for the warehouse/industrial properties.
(5) ACQ refers to an existing leased property acquired by the Company, BTS refers to a build-to-suit property and RDV refers to a redevelopment property.
(6) Properties purchased through a sale-leaseback to the previous owner have no operating history relevant to third party usage.
(7) Properties purchased from an owner occupant have no prior operating history relevant to third party usage.
(8) The seller of this property holds a note payable by the Company in the principal amount of $575,000 and secured by this property.
(9) Average size equals total GLA divided by the number of warehouse/industrial properties.

LEASE EXPIRATIONS

    The following table shows as of December 31, 1999 scheduled lease expirations for the Company's warehouse/industrial properties commencing January 1, 2000 and for the next ten years, assuming that no tenants exercise renewal options:

                                                                             AVERAGE     % OF TOTAL
                                                                            BASE RENT    PROPERTIES     % OF 1999
                                                  GLA OF     ANNUALIZED    PER SQ. FT.       GLA        BASE RENT
                                       NO. OF    EXPIRING     BASE RENT       UNDER      REPRESENTED   REPRESENTED
                                       LEASES     LEASES      EXPIRING      EXPIRING     BY EXPIRING   BY EXPIRING
                                      EXPIRING   (SQ. FT.)     LEASES        LEASES        LEASES        LEASES
                                      --------   ---------   -----------   -----------   -----------   -----------
YEAR ENDING DECEMBER 31
------------------------------------
2000................................     79      3,743,330   $14,340,726      $3.83         14.59%        14.12%
2001................................     48      3,356,562    11,719,602       3.49         13.08%        11.54%
2002................................     49      4,018,206    14,031,747       3.49         15.66%        13.82%
2003................................     36      2,067,200     8,950,768       4.33          8.06%         8.81%
2004................................     27      3,205,299    12,041,126       3.76         12.49%        11.86%
2005................................     17      1,803,648     6,018,971       3.34          7.03%         5.93%
2006................................     19      2,275,684     8,271,249       3.63          8.87%         8.14%
2007................................      6        569,950     4,189,757       7.35          2.22%         4.13%
2008................................     11      1,649,711     7,495,911       4.54          6.43%         7.38%
2009................................      8        671,775     3,671,754       5.47          2.62%         3.62%

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

    In addition to purchase options, the Company has granted to tenants of certain properties a right of first refusal (in the event the Company has received an unsolicited offer from a third party to purchase the property which the Company desires to accept) or a right of first offer (in the event the Company has not received an unsolicited third party offer for the property but desires to entertain an offer). One Wildlife

Way, Long Grove, Illinois, 8901 102nd Street, Pleasant Prairie, Wisconsin, 825 Tollgate Road, Elgin, Illinois, 1651 Frontenac Road, Naperville, Illinois, 7001 Adams Street, Willowbrook, Illinois, 6312 W. 74th Street, Bedford Park, Illinois, 11440 W. Addison, Franklin Park, Illinois and 7633 S. Sayre, Bedford Park, Illinois. The properties subject to one or both of these rights include the existence of those rights will not compel the Company to sell a property for a price less than the price the Company desires to accept.

THE COMPANY'S OTHER PROPERTIES AND INVESTMENTS

    In addition to its warehouse/industrial properties, the Company owns three retail properties having approximately 61,000 square feet of GLA, one office building having approximately 94,000 square feet of GLA in which the offices of the management company use approximately 48,000 square feet and the remaining portion is leased, one 682-unit apartment complex located at 440 North Lake Street, Miller, Indiana and known as Lakeshore Dunes Apartments, and two fully leased parking lots. The Company does not intend to acquire properties other than warehouse/industrial properties in the future. The Company believes, however, that these properties are favorable investments for the Company, adding to distributable cash flow per share. The Company also has investments in 3 uncompleted build-to-suit properties totaling approximately 0.7 million square feet, and has investments in 3 land parcels totaling 18.02 acres.

    The following table sets forth certain information regarding the Company's retail properties:

                                                                                      PERCENT
                                                                                        OF
                                 YEAR OF                                                GLA
                               ACQUISITION/                               PERCENT    (SQ. FT.)                AVERAGE
                                   LAST           YEAR OF                    OF       LEASED                    RENT
                              REDEVELOPMENT      ORIGINAL       TOTAL      TOTAL       AS OF     ANNUALIZED     PER       NUMBER
                                    OF         CONSTRUCTION/     GLA        GLA      DECEMBER    BASE RENT    SQ. FT.       OF
                              EXPANSION (1)      EXPANSION       (2)        (3)      31, 1999     REVENUE       (4)      TENANTS
                              --------------   -------------   --------   --------   ---------   ----------   --------   --------
4-48 Barring Rd.
Streamwood, IL..............         1994          1991         38,633      63.1%       69.3%     $367,332     $ 9.51        8
84-120 McHenry Rd.
Wheeling, IL................    1990/1993          1989         20,535      33.6%       79.9%      277,776      13.52        7
351 North Rohlwing Rd.
Itasca, IL..................         1993          1989          2,015       3.3%      100.0%       61,440      30.49        1
                                                                ------     -----                                            --
TOTAL.......................                                    61,183     100.0%                 $706,548     $11.55       16
                                                                ======     =====                  ========     ======       ==

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

    The following table shows as of December 31, 1999 scheduled lease expirations for the retail properties commencing January 1, 2000, and for the next ten years, assuming no tenants exercise renewal options.

                                         GLA OF     ANNUALIZED                       % OF TOTAL RETAIL   % OF 1999 RETAIL
                              NO. OF    EXPIRING    BASE RENT    AVERAGE BASE RENT    PROPERTIES GLA        BASE RENT
                              LEASES     LEASES      EXPIRING    PER SQ. FT. UNDER    REPRESENTED BY      REPRESENTED BY
YEAR ENDING DECEMBER 31      EXPIRING   (SQ. FT.)     LEASES      EXPIRING LEASES     EXPIRING LEASES    EXPIRING LEASES
-----------------------      --------   ---------   ----------   -----------------   -----------------   ----------------
2000......................      2         5,750      $ 78,792         $13.70                9.40%              11.15%
2001......................      4         9,380       102,936          10.97               15.33%              14.57%
2002......................      2         3,937        64,176          16.30                6.43%               9.08%
2003......................      2         6,546        62,736           9.58               10.70%               8.88%
2004......................      0             0             0              0                   0%                  0%
2005......................      3         7,914       197,580          24.97               12.93%              27.96%
2006......................      3         9,650       138,888          14.39               15.77%              19.66%
2007......................      0             0             0              0                   0%                  0%
2008......................      0             0             0              0                   0%                  0%
2009......................      1         2,015        61,440          30.49                3.29%                8.7%

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

    As of December 31, 1999, 636 of the units, or 93%, were leased, providing for a monthly base rent of approximately $312,000 or an annualized base rent of $3,744,000. Current leases provide for customary one year terms and require that tenants pay a fixed rent based on the type of apartment and square footage. Tenants are responsible for utilities. The following table sets forth the apartment mix at this property as of December 31, 1999:

                                       NUMBER OF UNITS   TOTAL GLA     AVERAGE GLA PER     AVERAGE MONTHLY
TYPE OF APARTMENT                        IN COMPLEX      (SQ. FT.)   APARTMENT (SQ. FT.)    RENT PER UNIT
-----------------                      ---------------   ---------   -------------------   ---------------
Studio...............................         48           20,208            421                $368
One Bedroom..........................        171           99,009            579                 448
Deluxe One Bedroom...................         43           29,283            681                 468
Two Bedroom..........................        390          308,100            790                 515
Three Bedroom........................         30           28,500            950                 665
                                             ---          -------
TOTALS:..............................        682          485,100
                                             ===          =======

    As of the end of 1999, the Company owned two parking lots within industrial parks. The first parking lot, purchased in 1996, is leased through January 2006 for an annual minimum rent of $26,400. The second parking lot, purchased in 1999, is leased through 2002 for a current annual minimum rent of $41,605.

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

ITEM 4. SUBMISSION OF CERTAIN ITEMS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    (a) The Company's common shares are listed and traded on the New York Stock Exchange under the symbol "CNT." The following table sets forth, for the periods indicated, the high and low sale prices of the common shares and the cash distributions paid per common share in such periods.

                                                                                                  CASH
QUARTERLY PERIOD ENDING                                          HIGH           LOW        DISTRIBUTION/SHARE
-----------------------                                       -----------   ------------   ------------------
March 31, 1998..............................................  $36 1/16      $32 3/4              $0.438
June 30, 1998...............................................   35 5/8        31 7/16              0.438
September 30, 1998..........................................   36 7/16       30 11/16             0.438
December 31, 1998...........................................   36 7/8        32 1/4               0.438
March 31, 1999..............................................   34 1/16       31 1/16              0.475
June 30, 1999...............................................   37 5/8        31 1/4               0.475
September 30, 1999..........................................   37 1/4        31 3/8               0.475
December 31, 1999...........................................   36 3/8        31 3/4               0.475

    (b) As of March 15, 2000, there were approximately 151 holders of record of the Company's common shares.

    (c) During 1999, the Company paid dividends on the Class B shares in 1999 and 1998 of $1.46 per share and $1.80 per share, respectively. Also, all class B common shares were converted into common shares in 1999.

    The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured credit facility co-led by Bank One and Lehman Brothers Holdings, Inc.

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

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                       SELECTED HISTORICAL FINANCIAL DATA
   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA, RATIOS AND NUMBER OF PROPERTIES)

                                                                             YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------------
                                                               1999        1998        1997        1996        1995
                                                            ----------   ---------   ---------   ---------   --------
Operating Data:
  Revenues................................................  $  138,936   $ 107,226   $  85,588   $  63,330   $ 46,952
Expenses:
  Operating expenses excluding depreciation and
    Amortization (1)......................................     (41,185)    (35,700)    (29,182)    (20,751)   (14,774)
  Depreciation and other amortization.....................     (27,351)    (21,418)    (15,278)    (10,648)    (8,456)
  General and administrative..............................      (4,258)     (4,041)     (3,105)     (2,567)    (2,150)
  Interest expense:
    Interest incurred, net................................     (19,954)    (13,659)    (10,071)     (9,865)   (11,562)
    Amortization of deferred financing costs..............      (1,905)     (1,817)       (800)     (1,127)    (1,150)
                                                            ----------   ---------   ---------   ---------   --------
Operating income..........................................      44,283      30,591      27,152      18,372      8,860
  Gain on real estate.....................................       5,086       1,672
  Other income (expense) (2)..............................         (27)        (15)        108        (100)       (16)
                                                            ----------   ---------   ---------   ---------   --------
Income before extraordinary item..........................      49,342      32,248      27,260      18,272      8,844
  Extraordinary item......................................        (582)                             (3,331)      (632)
                                                            ----------   ---------   ---------   ---------   --------
Net income................................................      48,760      32,248      27,260      14,941      8,212
Preferred dividend........................................      (8,318)     (6,360)       (901)       (947)    (1,002)
                                                            ----------   ---------   ---------   ---------   --------
Net income available to common shareholders...............      40,442      25,888      26,359      13,994      7,210

Per share net income available to common Shareholders
  before extraordinary item:
  Basic...................................................        2.02        1.30        1.41        1.25       0.85
  Diluted.................................................        1.99        1.29        1.39        1.22       0.84
Per share net income available to common Shareholders:
  Basic...................................................        1.99        1.30        1.41        1.01       0.78
  Diluted.................................................        1.96        1.29        1.39        0.99       0.77

Balance Sheet Data (End of Period):
  Investment in real estate (before accumulated
    depreciation and amortization)........................  $  971,897   $ 768,857   $ 662,275   $ 429,034   $317,460
  Net investment in real estate...........................     886,489     706,600     617,923     398,828    295,884
  Total assets............................................   1,083,427     817,606     699,055     451,206    334,866
  Total debt..............................................     554,348     364,718     270,735     177,349    145,271
  Shareholders' equity....................................     466,604     407,459     387,756     248,114    168,320
Other Data:
  Funds from Operations (3)...............................  $   69,003   $  46,777   $  42,684   $  30,445   $ 20,492
  EBITDA (4)..............................................      98,552      69,142      53,409      39,912     30,013
  Net cash flow:
    Operating activities..................................      75,398      57,804      39,411      29,552     16,473
    Investing activities..................................    (272,361)   (118,706)   (245,336)   (111,554)   (82,556)
    Financing activities..................................     199,993      59,725     206,507      80,194     68,541
      Distributions.......................................      46,893      41,233      32,046      24,065     15,953
  Return of capital portion of distribution...............       9,848       3,711       3,916      12,280      8,554
  Number of properties included in operating results
    (5)...................................................         182         126         101          76         69
  Ratio of earnings to fixed charges......................        2.97        2.70        3.24        2.33       1.63
  Ratio of earnings to combined fixed charges and
    preferred dividends...................................        2.20        1.98        3.01        2.15       1.51

------------------------------

(1) Operating expenses include real estate taxes, repairs and maintenance, insurance and utilities and exclude interest, depreciation and amortization and general and administrative expenses.

(2) Other income (expense) includes gains and losses on property dispositions in 1997 and 1996, and other miscellaneous operating and non-operating items.

(3) The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs and gains on the sale of real estate. The Company includes in its calculation of FFO the gains (or losses) realized from its disposition activity, measured as the sale price, net of selling costs, less book value and adding back accumulated depreciation. The disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business focus and funding strategy.

                                                                    1999       1998       1997       1996       1995
                                                                  --------   --------   --------   --------   --------
    Net income available to common Shareholders.................  $40,442    $25,888    $26,359    $14,941    $ 8,212
    Extraordinary item..........................................      582                            3,331        632
    Depreciation and amortization...............................   27,351     21,418     15,278     10,648      8,456
    Amortization of deferred financing costs, Debentures........       23         38         48         67        135
    Convertible subordinated debenture interest.................      451        783        999      1,385      3,057
    Depreciation of properties sold.............................   (2,335)    (1,350)
    Depreciation from unconsolidated subsidiary, net of tax.....      553
    Depreciation on sold assets from unconsolidated Subsidiary,
      net of tax................................................      (22)
    Convertible preferred dividend..............................    1,958
    Loss on disposition of properties...........................       --         --         --         73         --
                                                                  -------    -------    -------    -------    -------
    Funds from Operations.......................................  $69,003    $46,777    $42,684    $30,445    $20,492
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

(4) Earnings before interest, income taxes, depreciation and amortization. Management believes that EBITDA is helpful to investors as an indication of property operations, because it excludes costs of financing and non-cash depreciation and amortization amounts. EBITDA does not represent cash flows from operations as defined by GAAP, should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Investors are cautioned that EBITDA, as calculated by the Company, may not be comparable to similarly titled but differently calculated measurers for other REITs.

(5) The increase in number of properties reflects the acquisition of 16 properties throughout 1995. The increase in number of properties in 1996 reflects the acquisition of 15 properties and the disposition of eight properties throughout 1996. The increase in number of properties in 1997 reflects the acquisition of 21 properties, the completion of seven developments, and the disposition of three properties throughout 1997. The increase in number of properties in 1998 reflects the acquisition of 30 properties, the completion of two developments, and the disposition of six properties throughout 1998. The increase in number of properties in 1999 reflects the acquisition of 61 properties, the completion of three developments, and the disposition of nine properties throughout 1999. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL BACKGROUND

    The following is a discussion of the historical operating results of the Company. This discussion should be read in conjunction with the Financial Statements and the information set forth under "SELECTED HISTORICAL FINANCIAL DATA."

    The results of the Company reflect cumulative significant acquisitions, build-to-suit and redevelopment activities. Since 1989, the Company has grown its portfolio of owned properties from 6 properties, with approximately
1.9 million square feet, to 182 properties with approximately 26.3 million square feet as of December 31, 1999. This total excludes properties under development and mortgage investments. Including build-to-suit projects under development, the Company has a total of 185 property investments, excluding the 2 parking lots, representing approximately 27.0 million square feet.

    The Company grew its total property investments by 2% in 1999, which includes build-to-suits in progress and mortgage investments. In addition, the Company grew its portfolio of owned properties during the year by concluding 61 warehouse/industrial property acquisitions and three warehouse/industrial developments, net of the disposition of nine warehouse/industrial properties. The Company's total increase in owned warehouse/industrial area, net of disposals, was 3.0 million square feet or 13.2%.

    The Company's Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997 reflect partial period results for acquisitions, dispositions and expansions made during each respective year. These statements also include the lease-up of previously vacant space, related to the properties owned by the Company as of January 1, 1999, 1998 and 1997, respectively. Certain executive officers of the Company had an interest in entities which were purchased by the Company (one property in 1998 and one property in 1997). These transactions satisfied the Company's investment criteria and were approved by the Company's independent trustees.

    Finally, the historical results of the Company reflect the Company's significant property development and redevelopment activities in which substantial capital costs and related expenses were incurred in advance of receipt of rental income. At December 31, 1999, the Company and its subsidiaries had 934,012 square feet of developments under construction with an estimated total cost of $95.5 million that were 70% pre-leased. $43.0 million of these developments were funded by the Company and its subsidiaries as of December 31, 1999 and were not producing income. In addition, the Company and its subsidiaries owned 521 acres of land in inventory, as of December 31, 1999, for the future development of approximately 11.0 million square feet of warehouse/industrial facilities.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

Revenues

    Total revenues increased by $31.7 million or 29.6% over the same period last year.

    In the twelve months of 1999, 88.5% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/ industrial properties.

    Operating and investment revenues increased by $18.5 million in 1999. A portion of the increase from the prior year is due to income from 61 properties acquired in 1999 and three build-to-suit property coming on line totaling
5.1 million square feet, net of nine dispositions as of the end of the year. The remainder of the increase was attributable to a full period of income from the 1998 acquisition of 30 properties and two build-to-suit properties coming on line, totaling
4.0 million square feet, net of six property dispositions.

    Other revenues increased $13.2 million due to increased fees earned and profits realized by the Company and the Company's unconsolidated affiliate in connection with increased volume and simultaneous closings of build-to-suit, development, and leasing activities.

Operating and Nonoperating Expenses

    Real estate tax expense and property operating and leasing expense increased by $5.5 million from year to year. $3.5 million of the increase, resulted from a full period of real estate taxes on 1998 acquisitions and a partial period of real estate taxes on 1999 acquisitions, net of dispositions. The balance of the increase was due to increased leasing expenses, insurance, utilities, repairs and maintenance and property management costs, which increased proportionate to the level of acquisitions. However, property operating and leasing costs as a percentage of total revenues decreased from 12.6% to 11.1% when comparing 1998 to 1999 due to efficiencies realized by the Company, increased real estate fee income and equity in the affiliate.

    General and administrative expenses increased by $0.2 million for the period due primarily to the growth of the Company. As a percentage of total revenues, general and administrative expenses decreased slightly from 3.8% to 3.1% when comparing years.

    Depreciation and amortization increased by $5.9 million due to a full period of depreciation on 1998 acquisitions and depreciation on 1999 acquisitions.

    Interest incurred increased by approximately $6.4 million over the same period last year due to the Company holding higher average balances outstanding and higher interest rates for variable rate debt in 1999 compared to 1998.

    Other income (expenses) increased due to gains earned upon the disposition of nine properties in 1999. In 1998, the Company disposed of six properties with lower gains earned.

Net Income and Other Measures of Operations

    Net income increased $16.5 million or 51.2% due to the growth of the Company through the net acquisition of warehouse/industrial real estate and merchant income.

    Funds from operations ("FFO") increased 47.4% from $46.8 million to $69.0 million. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and amortization less the amortization of deferred financing costs and gains on the sale of real estate. The Company includes in its calculation of FFO the gains (or losses) realized from its disposition activity, measured as the sale price, net of selling costs, less book value and adding back accumulated depreciation. The disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business focus and funding strategy. In the Company's view, FFO is appropriately adjusted by results of this core, regular and recurring activity, although period to period variability is possible because of changing market conditions and the progress of individual disposition negotiations.

    On a cash basis, when comparing the 1998 results of operations of properties owned January 1, 1998 with the results of operations of the same properties for 1999 (the "same store" portfolio), the Company recognized an increase of approximately 7.1% in net operating income. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for 1999 was 88.2% compared with 88.5% for 1998.

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

    FFO increased 9.6% from $42.7 million to $46.8 million.

    The Company recognized an increase of approximately 2.0% in net operating income on a same store basis. This was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    The margin for 1998 was 88.7% compared with 88.1% for 1997.

LIQUIDITY AND CAPITAL RESOURCES

Operating and Investment Cash Flow

    Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital raises, have been used to fund, on a long term basis, acquisitions and other capital costs. However, cash flow from operations during 1999 of $75.4 million net of $46.9 million of 1999 distributions provided $28.5 million of retained capital. The Company expects retained capital to fund a portion of future investment activities.

    In 1999, the Company's investment activities included acquisitions of $150.2 million, advances for construction in progress of $50.4 million, advances on mortgage notes receivable of $4.3 million, advances to affiliate to fund construction activities of $68.2 million and improvements and additions to properties of $43.2 million. These activities were funded with dispositions of real estate of $52.2 million, a portion of the Company's advances on the company's line of credit on an interim basis and a portion of the Company's retained capital. The Company also repaid $47.5 million of mortgage notes payable with further advances on the Company's line of credit. These interim balances were substantially refinanced with the proceeds of debt and preferred stock offerings described below.

Equity and Share Activity

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

    In January, February, and August of 1999, the Company's class B common shares were converted into 536,981, 784,305 and 76,802 common shares, respectively. There were no class B common shares outstanding at the end of 1999.

    During 1999, the Company paid distributions on common shares of $38.1 million or $1.90 per share and on class B common shares of $0.5 million or $1.46 per share. Also, the Company paid dividends on preferred shares, series A, of $6.4 million or $2.12 per share and paid dividends on convertible preferred shares, series B, of $2.0 million or $1.96 per share.

    The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured credit facility co-led by Bank One and Lehman Brothers Holdings, Inc.

Debt Capacity

    In November, 1998, the Company increased to $250 million its unsecured credit facility led by Bank One. As of March 15, 2000, the Company had outstanding borrowings of approximately $118,400 million under the unsecured revolving line of credit (approximately 8.2% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $131.6 million under its unsecured line of credit. The Company's development affiliate, CenterPoint Realty Services, Inc. maintains a $50 million line co-led by LaSalle Bank and US Bank for funding of developments for purchase by the Company or by third parties. As of March 15, 2000, approximately $4.5 million was outstanding.

    At December 31, 1999, the Company's debt constituted approximately 39.5% of its fully diluted total market capitalization. Also, the Company's EBITDA to debt service coverage ratio remained high at 5.1 to 1, and the Company's EBITDA to fixed charge coverage ratio decreased to 3.5 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $751.1 million, and its fully diluted total market capitalization exceeded $1.4 billion. The Company's leverage ratios benefited during 1999 from the conversion of the remaining balance of approximately $8.1 million of its 8.22% Convertible Subordinated Debentures to 441,511 common shares.

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

    In January, 2000, the Company issued $150 million in senior unsecured notes due January 15, 2003 and bearing interest at 7.9%. The offering was lead by Lehman Brothers Holdings, with A.G. Edwards & Sons, Inc., Banc of America Securities LLC, Bank One Capital Markets, Inc., and First Union Securities acting as co-managers. The net proceeds of the issuance of approximately
$149.1 million were used to pay down the Company's line of credit.

    The Company has considered its short-term (one year or less) capital needs, in conjunction with its estimated future cash flow from operations and other expected sources. The Company believes that its ability to fund operating expenses, building improvements, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code, will be met by recurring operating and investment revenue and other real estate income.

    Long-term (greater than one year) capital needs for property acquisitions, scheduled debt maturities, major redevelopment projects, expansions, and construction of build-to-suit properties will be supported, initially, by draws on the Company's unsecured line of credit, followed by the issuance of long-term unsecured indebtedness and the issuance of equity securities. Management expects that a significant portion of the Company's investment funds will be supplied by the proceeds of dispositions of stabilized assets, which is dependent on market conditions which presently remain favorable.

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

YEAR 2000 COMPLIANCE

    The year 2000 problem resulted from the use of a two digit year date in programs that operate computers and other devices with computer components instead of a four digit date. The programs with a year 2000 problem assumed "19" in front of every two digit date. For all dates beginning in the year 2000, this two digit year assumption could incorrectly process critical financial and operational information or fail all together. If not addressed, the year 2000 problem was expected to affect almost all companies, governmental agencies and organizations.

    In response to the year 2000 problem, the Company initiated a project in early 1997 to identify, evaluate and implement a new computerized real estate management system. The Company implemented a combination of modifications to existing programs and conversion to year 2000 compliant software. In addition, the Company discussed with its tenants, vendors, and other service providers the possibility of any interface difficulties relating to the Year 2000 problem that could have affected the Company.

    As of the date of this report, the Company and those it conducts business with did make modifications or conversions in a timely manner, and the year 2000 problem had no material adverse effect on the Company's business, financial condition, and results of operations. The total cost associated with the required modifications was not material to the Company's consolidated results of operations, liquidity and financial position, and was expensed as incurred.

RECENT PRONOUNCEMENTS

    In June, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has disclosed its only derivative position within the Debt footnote to the financial statements.

FORWARD LOOKING STATEMENTS

    This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT, environmental risk, our lack of control of the voting stock in our unconcolidated subsidiary (which is required for us to derive income from it without jeopardizing our REIT status) and the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk associated with changes in interest rates as follows:

    As of December 31, 1999 the Company's long term debt included tax exempt debt and borrowings under a line of credit totaling $276.7 million, all of which bear interest at variable rates that float with the market. A 25 basis point movement in the interest rates underlying these debt agreements would result in an approximate $1.9 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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

    (b) Reports on Form 8-K.

    (c) Exhibits

          EXHIBIT
           NUMBER                             DESCRIPTION
        ------------                          -----------
        Exhibit 12-1  --Computation of the ratios of earnings to fixed charges

        Exhibit 12-2  --Computation of the ratio of earnings to combined fixed charges and preferred dividends

        Exhibit 23    --Consent of Independent Accountants

        Exhibit 27    --Financial Data Schedule

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

                  SIGNATURE                               NAME AND TITLE                   DATE
                  ---------                               --------------                   ----
                                               Martin Barber,
              /s/ MARTIN BARBER                  Chairman and Trustee                 March 20, 2000
    ------------------------------------

                                               John S. Gates, Jr.,
                                                 President, Chief Executive Officer
           /s/ JOHN S. GATES, JR.                and Trustee (Principal Executive     March 20, 2000
    ------------------------------------         Officer)

                                               Robert L. Stovall,
            /s/ ROBERT L. STOVALL                Vice Chairman and Trustee            March 20, 2000
    ------------------------------------

           /s/ NICHOLAS C. BABSON              Nicholas C. Babson, Trustee            March 20, 2000
    ------------------------------------

              /s/ ALAN D. FELD                 Alan D. Feld, Trustee                  March 20, 2000
    ------------------------------------

                                               Paul S. Fisher,
                                                 Trustee Executive Vie-President,
             /s/ PAUL S. FISHER                  Chief Financial Officer and Trustee  March 20, 2000
    ------------------------------------         (Principal Financial and Accounting
                                                 Officer)

            /s/ MICHAEL M. MULLEN              Michael M. Mullen, Trustee             March 20, 2000
    ------------------------------------

            /s/ JOHN J. KINSELLA               John J. Kinsella, Trustee              March 20, 2000
    ------------------------------------

           /s/ THOMAS E. ROBINSON              Thomas E. Robinson, Trustee            March 20, 2000
    ------------------------------------

              /s/ NORMAN BOBINS                Norman Bobins, Trustee                 March 20, 2000
    ------------------------------------

                          CENTERPOINT PROPERTIES TRUST

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULES

                                                                PAGE(S)
                                                              ------------
Consolidated Financial Statements:

  Report of Independent Accountants.........................      F-2

  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................      F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................      F-4

  Consolidated Statements of Shareholders' Equity for
    the years ended December 31, 1999, 1998 and 1997........      F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................      F-6

  Notes to Consolidated Financial Statements................  F-7 to F-24

Financial Statement Schedules:

  Report of Independent Accountants.........................      F-25

  Schedule II--Valuation and Qualifying Accounts............      F-26

  Schedule III--Real Estate and Accumulated Depreciation....  F-27 to F-35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and
Shareholders of CenterPoint Properties Trust

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of CenterPoint Properties Trust and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 11, 2000

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1999        1998
                                                              ----------   --------
                                      ASSETS
Assets:
  Investment in real estate:
    Land and leasehold......................................  $  159,233   $132,270
    Buildings...............................................     620,224    504,895
    Building improvements...................................     127,306     94,474
    Furniture, fixtures, and equipment......................      22,083     18,817
    Construction in progress................................      43,051     18,401
                                                              ----------   --------
                                                                 971,897    768,857
    Less accumulated depreciation and amortization..........      85,408     62,257
                                                              ----------   --------
      Net investment in real estate.........................     886,489    706,600
  Cash and cash equivalents.................................       3,505        475
  Restricted cash and cash equivalents......................      31,963     33,056
  Tenant accounts receivable, net...........................      18,962     18,067
  Mortgage notes receivable.................................       6,270        901
  Investment in and advances to affiliate...................     114,083     43,796
  Prepaid expenses and other assets.........................       6,909      4,030
  Deferred expenses, net....................................      15,246     10,681
                                                              ----------   --------
                                                              $1,083,427   $817,606
                                                              ==========   ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable and other debt.....................  $   77,648   $103,520
  Senior unsecured debt.....................................     200,000    100,000
  Tax-exempt debt...........................................      55,000     75,540
  Line of credit............................................     221,700     77,600
  Convertible subordinated debentures payable...............                  8,058
  Preferred dividends payable...............................       1,060      1,060
  Accounts payable..........................................      16,957      7,986
  Accrued expenses..........................................      37,864     31,060
  Rents received in advance and security deposits...........       6,594      5,323
                                                              ----------   --------
                                                                 616,823    410,147
                                                              ----------   --------
Commitments and contingencies

Shareholders' equity:
  Series A preferred shares of beneficial interest, $.001
    par value, 10,000,000 shares authorized; 3,000,000
    issued and outstanding having a liquidation preference
    of $25 per share ($75,000)..............................           3          3
  Series B convertible preferred shares of beneficial
    interest, $.001 par value; 1,000,000 issued and
    outstanding having a liquidation preference of $50 per
    share ($50,000).........................................           1
  Common shares of beneficial interest, $.001 par value,
    47,727,273 shares authorized; 20,649,801 and 18,753,474
    issued and outstanding, respectively....................          21         19
  Class B common shares of beneficial interest, $.001 par
    value, 2,272,727 shares authorized; 0 and 1,398,088
    issued and outstanding, respectively....................                      1
  Additional paid-in-capital................................     506,456    449,229
  Retained earnings (deficit)...............................     (39,630)   (41,497)
  Unearned compensation--restricted shares..................        (247)      (296)
                                                              ----------   --------
      Total shareholders' equity............................     466,604    407,459
                                                              ----------   --------
                                                              $1,083,427   $817,606
                                                              ==========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue:
  Operating and investment revenue:
    Minimum rents...........................................  $ 91,584   $ 77,409   $57,878
    Straight-line rents.....................................     4,844      4,030     2,732
    Expense reimbursements..................................    25,980     21,924    18,228
    Mortgage interest income................................       526      1,061     2,098
                                                              --------   --------   -------
      Total operating and investment revenue................   122,934    104,424    80,936
                                                              --------   --------   -------
  Other revenue:
    Real estate fee income..................................    13,874      3,657     2,514
    Equity in net income (loss) of affiliate................     2,128       (855)    2,138
                                                              --------   --------   -------
      Total other revenue...................................    16,002      2,802     4,652
                                                              --------   --------   -------
      Total revenue.........................................   138,936    107,226    85,588
                                                              --------   --------   -------
Expenses:
  Real estate taxes.........................................    25,728     22,218    17,091
  Property operating and leasing............................    15,457     13,482    12,091
  General and administrative................................     4,258      4,041     3,105
  Depreciation and amortization.............................    27,351     21,418    15,278
  Interest expense:
    Interest incurred, net..................................    19,954     13,659    10,071
    Amortization of deferred financing costs................     1,905      1,817       800
                                                              --------   --------   -------
      Total expenses........................................    94,653     76,635    58,436
                                                              --------   --------   -------
      Operating income......................................    44,283     30,591    27,152
Other income (expense):
  Gain on sale of real estate...............................     5,086      1,672       140
  Other income (expense)....................................       (27)       (15)      (32)
                                                              --------   --------   -------
Income before extraordinary item............................    49,342     32,248    27,260
Extraordinary item, early extinguishment of debt............      (582)
                                                              --------   --------   -------
Net income..................................................    48,760     32,248    27,260
  Preferred dividends.......................................    (8,318)    (6,360)     (901)
                                                              --------   --------   -------
Net income available to common shareholders.................  $ 40,442   $ 25,888   $26,359
                                                              ========   ========   =======
Per share net income available to common shareholders before extraordinary item:
    Basic...................................................  $   2.02   $   1.30   $  1.41
    Diluted.................................................  $   1.99   $   1.29   $  1.39
Per share net income available to common shareholders:
    Basic...................................................  $   1.99   $   1.30   $  1.41
    Diluted.................................................  $   1.96   $   1.29   $  1.39
Distributions per common share..............................  $   1.90   $   1.75   $  1.68

  The accompanying notes are an integral part of these consolidated financial statements.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                          CONVERTIBLE
                                                                    PREFERRED          PREFERRED SHARES,            CLASS B
                                                                SHARES, SERIES A            SERIES B             COMMON SHARES
                                                              ---------------------   --------------------   ---------------------
                                                                NUMBER                 NUMBER                  NUMBER
                                                              OF SHARES     AMOUNT    OF SHARES    AMOUNT    OF SHARES     AMOUNT
                                                              ----------   --------   ---------   --------   ----------   --------
Balance, December 31, 1996..................................           0     $  0             0      $0       2,272,727      $2
Issuance of common shares, less $4,054 of offering costs....
Issuance of preferred shares, Series A less $3,101 of
  offering costs............................................   3,000,000        3
Conversion of convertible subordinated debentures to common
  shares....................................................
Shares issued for stock options exercised...................
Incentive share awards......................................
Director share awards.......................................
Amortization of unearned compensation.......................
Distributions declared on common shares, $1.68 per share....
Distributions declared on preferred shares, $0.30 per
  share.....................................................
Distributions declared on Class B common shares, $1.73 per
  share.....................................................
Net income..................................................
                                                              ----------     ----     ---------      --      ----------      --
Balance, December 31, 1997..................................   3,000,000        3             0       0       2,272,727       2
Issuance of common shares, less $343 of offering costs......
Conversion of Class B common shares to common shares........                                                   (874,639)     (1)
Conversion of convertible subordinated debentures to common
  shares....................................................
Shares issued for stock options exercised...................
Director share awards.......................................
Amortization of unearned compensation.......................
Distributions declared on common shares, $1.75 per share....
Distributions declared on preferred shares, $2.12 per
  share.....................................................
Distributions declared on Class B common shares, $1.80 per
  share.....................................................
Net income..................................................
                                                              ----------     ----     ---------      --      ----------      --
Balance, December 31, 1998..................................   3,000,000        3             0       0       1,398,088       1
Issuance of preferred shares, Series B less $2,331 of
  offering costs............................................                          1,000,000       1
Conversion of convertible preferred shares to Class B common
  shares....................................................                                                 (1,398,088)     (1)
Conversion of convertible subordinated debentures to common
  shares....................................................
Shares issued for stock options exercised...................
Director share awards.......................................
Amortization of unearned compensation.......................
Distributions declared on common shares, $1.90 per share....
Distributions declared on Class B common shares, $1.46 per
  share.....................................................
Distributions declared on preferred shares, Series A, $2.12
  per share.................................................
Distributions declared on convertible preferred shares,
  Series B, $1.96 per share.................................
Net income..................................................
                                                              ----------     ----     ---------      --      ----------      --
Balance, December 31, 1999..................................   3,000,000     $  3     1,000,000      $1               0      $0
                                                              ==========     ====     =========      ==      ==========      ==


                                                                  COMMON SHARES                                  UNEARNED
                                                              ---------------------   ADDITIONAL   RETAINED    COMPENSATION-
                                                                NUMBER                 PAID-IN      EARINGS     RESTRICTED
                                                              OF SHARES     AMOUNT     CAPITAL     (DEFICIT)      SHARES
                                                              ----------   --------   ----------   ---------   -------------
Balance, December 31, 1996..................................  14,333,231     $14       $276,142    $(27,726)       $(319)
Issuance of common shares, less $4,054 of offering costs....   2,250,000       2         66,819
Issuance of preferred shares, Series A less $3,101 of
  offering costs............................................                             71,896
Conversion of convertible subordinated debentures to common
  shares....................................................     144,640                  2,564
Shares issued for stock options exercised...................     149,715       1          2,873
Incentive share awards......................................      12,444                    392                     (392)
Director share awards.......................................       1,921                     57
Amortization of unearned compensation.......................                                                         214
Distributions declared on common shares, $1.68 per share....                                        (27,221)
Distributions declared on preferred shares, $0.30 per
  share.....................................................                                           (901)
Distributions declared on Class B common shares, $1.73 per
  share.....................................................                                         (3,924)
Net income..................................................                                         27,260
                                                              ----------     ---       --------    --------        -----
Balance, December 31, 1997..................................  16,891,951      17        420,743     (32,512)        (497)
Issuance of common shares, less $343 of offering costs......     740,371       1         23,880
Conversion of Class B common shares to common shares........     874,639       1
Conversion of convertible subordinated debentures to common
  shares....................................................     201,748                  3,644
Shares issued for stock options exercised...................      42,461                    882
Director share awards.......................................       2,304                     80
Amortization of unearned compensation.......................                                                         201
Distributions declared on common shares, $1.75 per share....                                        (31,182)
Distributions declared on preferred shares, $2.12 per
  share.....................................................                                         (6,360)
Distributions declared on Class B common shares, $1.80 per
  share.....................................................                                         (3,691)
Net income..................................................                                         32,248
                                                              ----------     ---       --------    --------        -----
Balance, December 31, 1998..................................  18,753,474      19        449,229     (41,497)        (296)
Issuance of preferred shares, Series B less $2,331 of
  offering costs............................................                             47,668
Conversion of convertible preferred shares to Class B common
  shares....................................................   1,398,088       1
Conversion of convertible subordinated debentures to common
  shares....................................................     441,511       1          8,028
Shares issued for stock options exercised...................      53,670                  1,421
Director share awards.......................................       3,058                    110
Amortization of unearned compensation.......................                                                          49
Distributions declared on common shares, $1.90 per share....                                        (38,081)
Distributions declared on Class B common shares, $1.46 per
  share.....................................................                                           (494)
Distributions declared on preferred shares, Series A, $2.12
  per share.................................................                                         (6,360)
Distributions declared on convertible preferred shares,
  Series B, $1.96 per share.................................                                         (1,958)
Net income..................................................                                         48,760
                                                              ----------     ---       --------    --------        -----
Balance, December 31, 1999..................................  20,649,801     $21       $506,456    ($39,630)       $(247)
                                                              ==========     ===       ========    ========        =====


                                                                  TOTAL
                                                              SHAREHOLDERS'
                                                                 EQUITY
                                                              -------------
Balance, December 31, 1996..................................     $248,113
Issuance of common shares, less $4,054 of offering costs....       66,821
Issuance of preferred shares, Series A less $3,101 of
  offering costs............................................       71,899
Conversion of convertible subordinated debentures to common
  shares....................................................        2,564
Shares issued for stock options exercised...................        2,874
Incentive share awards......................................
Director share awards.......................................           57
Amortization of unearned compensation.......................          214
Distributions declared on common shares, $1.68 per share....      (27,221)
Distributions declared on preferred shares, $0.30 per
  share.....................................................         (901)
Distributions declared on Class B common shares, $1.73 per
  share.....................................................       (3,924)
Net income..................................................       27,260
                                                                 --------
Balance, December 31, 1997..................................      387,756
Issuance of common shares, less $343 of offering costs......       23,881
Conversion of Class B common shares to common shares........
Conversion of convertible subordinated debentures to common
  shares....................................................        3,644
Shares issued for stock options exercised...................          882
Director share awards.......................................           80
Amortization of unearned compensation.......................          201
Distributions declared on common shares, $1.75 per share....      (31,182)
Distributions declared on preferred shares, $2.12 per
  share.....................................................       (6,360)
Distributions declared on Class B common shares, $1.80 per
  share.....................................................       (3,691)
Net income..................................................       32,248
                                                                 --------
Balance, December 31, 1998..................................      407,459
Issuance of preferred shares, Series B less $2,331 of
  offering costs............................................       47,669
Conversion of convertible preferred shares to Class B common shares....................................................
Conversion of convertible subordinated debentures to common
  shares....................................................        8,029
Shares issued for stock options exercised...................        1,421
Director share awards.......................................          110
Amortization of unearned compensation.......................           49
Distributions declared on common shares, $1.90 per share....      (38,081)
Distributions declared on Class B common shares, $1.46 per
  share.....................................................         (494)
Distributions declared on preferred shares, Series A, $2.12
  per share.................................................       (6,360)
Distributions declared on convertible preferred shares,
  Series B, $1.96 per share.................................       (1,958)
Net income..................................................       48,760
                                                                 --------
Balance, December 31, 1999..................................     $466,604
                                                                 ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  48,760   $  32,248   $  27,260
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Extraordinary item-early extinguishment of debt.........        582
    Bad debts...............................................        659         550         279
    Depreciation............................................     25,444      20,081      14,275
    Amortization of deferred financing costs................      1,905       1,817         800
    Other amortization......................................      1,982       1,337       1,003
    Straight-line rents.....................................     (4,844)     (4,030)     (2,732)
    Incentive stock awards..................................         49         281         271
    Interest on converted debentures........................        108          44          12
    Equity in net (income) loss of affiliate................     (2,128)        855      (2,138)
    Gain on disposal of real estate.........................     (5,086)     (1,672)       (140)
    Net changes in:
      Tenant accounts receivable............................      2,974      (1,604)       (973)
      Prepaid expenses and other assets.....................        (13)      1,107         (21)
      Rents received in advance and security deposits.......      1,036         623         317
      Accounts payable and accrued expenses.................      3,970       6,167       1,198
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................     75,398      57,804      39,411
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Change in restricted cash and cash equivalents............      2,093       3,746     (35,532)
  Acquisition of real estate................................   (150,241)    (69,700)   (122,090)
  Construction in progress..................................    (50,409)    (23,756)    (42,311)
  Improvements and additions to properties..................    (43,201)    (27,038)    (42,441)
  Disposition of real estate................................     52,196      33,948      13,510
  Change in deposits on acquisitions........................     (2,918)     (2,081)      1,303
  Issuance of mortgage notes receivable.....................     (4,287)    (17,462)
  Repayment of mortgage notes receivable....................      2,057      24,392       5,670
  Investment in and advances to affiliate...................    (68,159)    (33,543)    (19,639)
  Receivables from affiliates and employees.................         28          62          (3)
  Additions to deferred expenses............................     (9,520)     (7,274)     (3,803)
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (272,361)   (118,706)   (245,336)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from sale of preferred shares....................     50,000                  75,000
  Proceeds from sale of common shares.......................      1,531      25,106      73,749
  Offering costs paid.......................................     (2,332)       (343)     (7,155)
  Proceeds from issuance of unsecured bonds.................    100,000     100,000
  Proceeds from issuance of line of credit..................    339,300     132,000     211,650
  Repayment of line of credit...............................   (195,200)   (152,100)   (160,050)
  Proceeds from issuance of revenue bonds payable...........                             55,000
  Repayment of revenue bonds payable........................    (20,540)
  Proceeds from issuance of mortgage notes payable..........     21,605
  Repayments of mortgage notes payable......................    (47,477)     (3,831)     (8,156)
  Repayments of notes payable...............................                    (33)     (2,385)
  Distributions.............................................    (46,893)    (41,074)    (31,145)
  Conversion of convertible subordinated debentures
    payable.................................................         (1)                     (1)
                                                              ---------   ---------   ---------
Net cash provided by financing activities...................    199,993      59,725     206,507
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................      3,030      (1,177)        582
Cash and cash equivalents, beginning of year................        475       1,652       1,070
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $   3,505   $     475   $   1,652
                                                              =========   =========   =========

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION

    Minimum rents are recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount that straight-line rental revenue exceeds rents due under the lease agreements. Unbilled rents receivable, included in tenants accounts receivable, at December 31, 1999 and 1998 were $12,765 and $8,530, respectively. Recoveries from tenants for taxes, insurance and other property operating expenses are recognized in the period the applicable costs are incurred.

    Real estate fee income includes revenues recognized for consulting services provided by the Company, participation interest, merchant related transactions and tenant lease termination fees of $2,584 in 1999, $1,770 in 1998 and $1,894 in 1997.

    The Company provides an allowance for doubtful accounts against the portion of accounts receivable and notes receivable which is estimated to be uncollectible. Accounts receivable and prepaid expenses and other assets in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $731 and $575 as of December 31, 1999 and 1998, respectively.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED EXPENSES

    Deferred expenses consist principally of financing fees and leasing commissions. Leasing commissions are amortized on a straight-line basis over the terms of the respective lease agreements. Financing costs are amortized over the terms of the respective loan agreements. Deferred expenses relating to debenture conversions of $136 and $82 were charged to paid-in capital in 1999 and 1998, respectively, and fully amortized deferred expenses of $2,436 and $1,562 were written off in 1999 and 1998, respectively. In connection with property dispositions, the Company also wrote off deferred leasing and other costs of $350 and $94 in 1999 and 1998, respectively.

    The balances are as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Deferred financing costs, net of accumulated amortization
  of $2,241 and $1,893....................................  $ 5,841    $ 4,601
Deferred leasing and other costs, net of accumulated
  amortization of $2,867 and $2,127.......................    9,405      6,080
                                                            -------    -------
                                                            $15,246    $10,681
                                                            =======    =======

    PROPERTIES

    Real estate assets are stated at cost. Interest and real estate taxes and other directly related costs incurred during construction periods are capitalized and amortized on the same basis as the related assets. Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

                                                                 YEARS
                                                              -----------
Building and improvements...................................  31.5 and 40
Land improvements...........................................      15
Furniture, fixtures and equipment...........................    4 to 15

    Construction allowances for tenant improvements are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. The resulting gains or losses from dispositions of properties are reflected in operations.

    In accordance with the requirements of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews the recoverability of the carrying value of its investments in real estate by estimating the fair value of its properties. Management performs this review both annually during the budgeting process and upon the occurrence of a triggering event; natural disaster, major rehabilitation project or significant vacancy period. If management determines that an impairment of property has occurred, the carrying value of such property will be reduced to its fair value.

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

    INCOME TAXES

    The Company qualifies as a real estate investment trust ("REIT") under sections 856-860 of the Internal Revenue Code beginning January 1, 1994. In order to qualify as a REIT, the Company is required to distribute at least 95% of its taxable income to shareholders and to meet certain asset and income tests as well as certain other requirements. As a REIT, the Company will generally not be liable for Federal income taxes, provided it satisfies the necessary distribution requirements. The distributions declared and paid for the years ended December 31, 1999, 1998 and 1997 include a return of capital of approximately 21%, 9% and 12%, respectively.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EARNINGS PER COMMON SHARE

    Following are the reconciliations of the numerators and denominators for computing basic and diluted earnings per share ("EPS") data:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Numerators:
  Income before extraordinary item.......................  $   49,342   $   32,248   $   27,260
    Dividends on preferred shares........................      (8,318)      (6,360)        (901)
                                                           ----------   ----------   ----------
    Income available to common shareholders before
      extraordinary item--for basic EPS..................      41,024       25,888       26,359
    Interest expense on dilutive convertible debenture
      conversions........................................         451
                                                           ----------   ----------   ----------
    Income available to common shareholders before
      extraordinary item--for diluted EPS................      41,475
  Net income available to common shareholders--for basic
    EPS..................................................      40,442       25,888       26,359
    Interest expense on dilutive convertible debenture
      conversions........................................         451
                                                           ----------   ----------   ----------
    Net income available to common shareholders--for
      diluted EPS........................................  $   40,893   $   25,888   $   26,359
                                                           ----------   ----------   ----------
Denominators:
  Weighted average common shares outstanding--for basic
    EPS..................................................  20,315,701   19,867,509   18,634,850
    Effect of convertible debenture conversion...........     299,917
    Effect of dilutive securities--options...............     244,255      234,428      312,280
                                                           ----------   ----------   ----------
  Weighted average common shares outstanding--for diluted
    EPS..................................................  20,859,873   20,101,937   18,947,130
                                                           ==========   ==========   ==========

    The assumed conversion of convertible preferred stock into common shares for purposes of computing diluted EPS by adding convertible preferred dividends to the numerator and adding assumed share conversions to the denominator for 1999 would be anti-dilutive. Also, the assumed conversion of the convertible subordinated debentures into common shares for purposes of computing diluted EPS by adding interest expense for the debentures to the numerators and adding assumed share conversions to the denominators for 1998 and 1997 would be anti-dilutive.

    The Company's financial instruments include cash equivalents, tenant accounts receivable, mortgage and other notes receivable, accounts payable, other accrued expenses, notes payable, and mortgage loans payable. The fair value of the cash equivalents, tenant accounts receivable, accounts payable and other accrued expenses was not materially different from their carrying or contract valaues.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain items presented in the consolidated statements of operations for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

    ACCOUNTING PRONOUNCEMENTS

    In June, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has disclosed its only derivative position within the Long Term Debt note.

3. PROPERTY ACQUISITIONS AND DISPOSITIONS

    During each of the years ended December 31, 1999, 1998 and 1997, the Company acquired sixty-four, thirty and twenty-one properties, respectively, consisting principally of single-tenant buildings for an aggregate amount of approximately $153,903, $91,692 and $124,923, respectively. In 1999, ten and thirty-one of the properties were acquired as two portfolios, respectively, from unrelated third parties. Fifteen of the properties in 1998 were acquired as a portfolio from an unrelated third party. All of the remaining property acquisitions were purchased individually and include one acquisitions in 1998 and one acquisitions in 1997 which were acquired from related parties. The properties were funded with borrowings under the Company's lines of credit, proceeds from properties sold during 1999, 1998, and 1997, proceeds of public offerings of the Company's common shares completed in 1998 and 1997, and proceeds of public offerings of the Company's preferred shares completed in 1999 and 1997. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the results of operations of the acquired properties are included in the consolidated statements of operations from the dates of acquisition.

    The Company disposed of nine properties during 1999, six properties during 1998, and three properties during 1997.

    Due to the effect of securities offerings in June, 1999, March, 1998, April, 1998, March, 1997, and November, 1997 and the 1997, 1998 and 1999 acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the twelve months ended December 31, 1999 and 1998 is presented as if the 1998 and 1999 acquisitions and dispositions, the 1998 and 1999 securities offerings, and the corresponding repayment of certain debt had all occurred on January 1, 1998 (or the date the property first commenced operations with a third party tenant, if later). The 1997 unaudited proforma information is presented as if the 1998 and 1997 offerings, the corresponding repayment of certain debt, and the 1998 and 1997 acquisitions and dispositions had all occurred on January 1, 1997. The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

3. PROPERTY ACQUISITIONS AND DISPOSITIONS (CONTINUED) related transactions, in fact, occurred at the beginning of 1998 or 1997, or to project results for any future period.

                                                  PROFORMA FOR THE YEARS ENDED
                                                 ------------------------------
                                                    DECEMBER 31, (UNAUDITED)
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Total revenues.................................  $140,112   $118,001   $95,607
Total expenses.................................    88,935     81,416    61,983
                                                 --------   --------   -------
Income before extraordinary item...............    51,177     36,585    33,624
Preferred dividends............................   (10,120)    (9,079)   (6,360)
                                                 --------   --------   -------
Income available to common shareholders before
  extraordinary item...........................  $ 41,057   $ 27,506   $27,264
                                                 ========   ========   =======
Per share income available to common
  shareholders before extraordinary item:
  Basic........................................  $   2.02   $   1.37   $  1.37
  Diluted......................................  $   2.00   $   1.36   $  1.35

4. MORTGAGE NOTES RECEIVABLE

    As of December 31, 1999, the Company had mortgage notes receivable outstanding of $6,270. The notes bear interest at rates ranging from 7.15% to 10.5% and mature at dates ranging from December, 2000 to December, 2010. As of December 31, 1998, the Company had a mortgage loan receivable outstanding of $901, bearing interest at a rate of 10.50% and maturing in June, 2010. Certain notes require payment of interest and principle monthly. As of December 31, 1999, the mortgage notes mature as follows:

2000........................................................   $2,246
2001........................................................      128
2002........................................................      143
2003........................................................      161
2004........................................................      179
Thereafter..................................................    3,413
                                                               ------
    Total...................................................   $6,270
                                                               ======

    Land and buildings have been pledged as collateral for the above notes receivable.

5. INVESTMENT IN AND ADVANCES TO AFFILIATE

    The Company holds approximately 99% of the economic interest in CenterPoint Realty Services Corporation ("CRS"). To maintain compliance with limitations on income from business activities received by REITs and their qualified REIT subsidiaries, the Company holds its interest in CRS in the form of non-voting equity ownership, which qualifies as an unconsolidated taxable subsidiary.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5. INVESTMENT IN AND ADVANCES TO AFFILIATE (CONTINUED)
    Since its inception in 1995, CRS has been engaged in the development, purchase and sale of warehouse/industrial real estate, and has provided third party consulting services in conjunction with other merchant activities.

    Summarized financial information of CRS is shown below. Certain items in the CRS financial statements have been reclassified to conform with 1999 presentation with no effect on net income.

Balance Sheets:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Assets:
  Land...................................................  $ 17,556   $ 7,581
  Buildings..............................................    44,832
  Construction in Progress...............................    36,887    40,689
  Less accumulated depreciation..........................      (861)
                                                           --------   -------
                                                             98,413    48,270

  Other assets...........................................     3,767     4,661
  Notes receivable.......................................    17,968
                                                           --------   -------
                                                           $121,111   $52,931
                                                           ========   =======

Liabilities:
  Note payable to affiliate--CenterPoint
  Properties Trust.......................................  $108,584   $41,379
  Participation interest due to CenterPoint Properties
    Trust................................................       989        33
Other liabilities........................................     6,983     9,204
                                                           --------   -------
                                                            116,556    50,616

Stockholders' equity.....................................     4,555     2,315
                                                           --------   -------
                                                           $121,111   $52,931
                                                           ========   =======

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5. INVESTMENT IN AND ADVANCES TO AFFILIATE (CONTINUED)
    Statement of Operations:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Income:
  Property sales..................................  $80,064     $4,162    $39,710
  Rental income...................................    5,070        151
  Interest income.................................    1,554        153
  Other income....................................      233        450        382
                                                    -------     ------    -------
                                                     86,921      4,916     40,092
Operating expenses:
  Cost of property sales..........................   65,374      4,195     35,341
  Participation interest..........................    8,637         33
  Other expenses..................................    2,085      1,213        360
  Depreciation and amortization...................    1,206         99        110
  Interest........................................    5,943        880        816
                                                    -------     ------    -------
                                                     83,245      6,420     36,627

Provision (benefit) for income taxes..............    1,526       (640)     1,305
                                                    -------     ------    -------

Net income (loss).................................  $ 2,150     $ (864)   $ 2,160
                                                    =======     ======    =======

    CRS owned nine warehouse/industrial properties, totaling 1.4 million square feet, as of December 31, 1999, which were fully occupied and placed in service. CRS also had three and six warehouse/industrial properties under construction as of December 31, 1999 and 1998, respectively, and owned ten and five land parcels for future developments as of December 31, 1999 and 1998, respectively.

    As of December 31, 1999 and 1998, the Company had an outstanding balance due from CRS of $108,584 and $41,379, respectively, under a series of demand loans with interest rates ranging from 8.0% to 11.1%.The proceeds of the loans were required for development projects.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. LONG TERM DEBT

    The long-term debt as of December 31, 1999 and 1998 consists of the following:

                                        CARRYING AMOUNT OF
                                               NOTES
                                           DECEMBER 31,                  PERIODIC      ESTIMATED       FINAL
         PROPERTY PLEDGED AS            -------------------   INTEREST   PAYMENT    BALLOON PAYMENT   MATURITY
              COLLATERAL                  1999       1998       RATE      TERMS       AT MATURITY       DATE
--------------------------------------  --------   --------   --------   --------   ---------------   --------
MORTGAGE NOTES PAYABLE AND OTHER DEBT:
Designated pool of 20 properties......  $ 50,000   $ 50,000      7.62%   $ 318(a)      $ 50,000        11/1/02
Designated pool of 18 properties
  (d).................................               30,000      6.91%     173(a)        30,000        5/15/99
850 Arthur Avenue
  Elk Grove Village, IL...............       575        575      8.00%      12(b)           575        10/3/00
11801 South Central
  Alsip, IL...........................     4,669      4,901      7.35%      49(c)                       1/1/12
Designated pool of 11 properties......                8,985      8.81%     114(c)         8,484         1/1/00
Designated pool of 2 properties.......                4,108      9.21%      45(c)         3,936         1/1/00
Designated pool of 2 properties.......                2,261      7.71%      21(c)         2,181         1/1/00
440 N. Lake Street
  Miller, IN..........................    21,532      1,680     (e)(i)     126(c)         1,680         7/1/34
Capitalized lease obligation..........       872      1,010      7.00%      19(c)           101        12/1/03
                                        --------   --------
                                          77,648    103,520
                                        --------   --------
SENIOR UNSECURED DEBT:
Bonds Payable--1998...................   100,000    100,000      6.75%        (f)       100,000         4/1/05
Bonds Payable--1999...................   100,000                7.142%        (f)       100,000        3/15/04
                                        --------   --------
                                         200,000    100,000
                                        --------   --------
TAX EXEMPT DEBT:
City of Chicago Revenue Bonds.........    55,000     55,000        (g)        (a)        55,000         9/8/32
440 N. Lake Street
  Miller, IN..........................               20,540        (e)        (a)        20,540         3/1/31
                                        --------   --------
                                          55,000     75,540
                                        --------   --------
LINE OF CREDIT:
Revolving line of credit..............   221,700     77,600        (h)        (a)                     10/24/01
                                        --------   --------
Total long term debt..................  $554,348   $356,660
                                        ========   ========

------------------------
(a) The note requires monthly payments of interest only.

(b) The note requires quarterly payments of interest only.

(c) Amount represents the monthly payment of principal and interest.

(d) In May, 1999, the Company repaid the outstanding amount upon maturity.

(e) As of December 31, 1998, these revenue bonds consist of two series ($1,680 taxable and $20,540 tax-exempt) of Economic Development Revenue Bonds issued in April, 1996 by the City of Gary, Indiana. $1,680 of the bonds are collateralized by a letter of credit which contains certain financial covenants pertaining to the tangible net worth and liabilities in relation to portfolio value of the Company. The bonds bear interest based on the Weekly Adjustable Interest Rate Mode at a rate determined by the Remarketing Agent (5.15% on the taxable bonds and 4.1% on the tax exempt bonds at December 31, 1998).

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. LONG TERM DEBT (CONTINUED)
(f) The note requires semi-annual payments of interest only.

(g) These Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois are enhanced by a letter of credit. The letter of credit contains certain financial covenants pertaining to consolidated net worth. The tax-exempt bonds bear initial interest at a Weekly Adjustable Interest Rate, which from time to time may be changed by the Company, at a rate determined by the Remarketing Agent (5.5% and 4.2% at December 31, 1999 and 1998, respectively). The bonds require monthly payments of interest only and mature in September, 2032. Of the original proceeds, the Company holds $16,852 and $30,447 in escrow at December 31, 1999 and 1998, respectively, for future construction costs.

(h) In November, 1998, the Company increased its unsecured line of credit facility, which originated in October, 1996, to $250 million. The interest rate at December 31, 1999 is 7.5% (LIBOR plus 1.0%) for LIBOR borrowings and Prime Rate (8.5%) for other borrowings. The interest rate at December 31, 1998 is 6.1125% (LIBOR plus 1.0%) for LIBOR borrowings and Prime Rate (7.75%) for other borrowings. The line requires payments of interest only when LIBOR contracts mature and monthly on borrowings under Prime Rate. There is a commitment fee of $500 per year. At December 31, 1999 and 1998, the Company had $28,300 and $172,400, respectively, available under the line.

(i) In June, 1999 the Company refinanced the Economic Development Revenue Bonds issued in April, 1996 by the City of Gary, Indiana described in note (e). The Company refinanced the debt with a 35 year assumable, HUD non-recourse mortgage debt.

    As of December 31, 1999 mortgage notes, other debt, senior unsecured debt, tax exempt debt and line of credit mature as follows:

2000........................................................  $  1,175
2001........................................................   222,342
2002........................................................    50,689
2003........................................................       738
2004........................................................   100,697
Thereafter..................................................   178,707
                                                              --------
  Total.....................................................  $554,348
                                                              ========

    Based on borrowing rates available to the Company at the end of 1999 and 1998 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying values.

    On September 10, 1998, the Company entered into an interest rate protection agreement to lock into a fixed interest rate on an anticipated refinancing of mortgage notes payable with a notional amount of $25,000. The agreement provided that the Company receive or pay an amount equal to the spread between a locked in treasury rate (4.835%) and the interest rate on treasury securities underlying the agreement as of March 31, 1999, the settlement date. The amount received at the settlement of the agreement, $617, is reflected as an adjustment to interest expense on the related refinancing over the term of the loan.

    Land, buildings and equipment related to such mortgages with an aggregate net book value of approximately $123,960 at December 31, 1999 have been pledged as collateral for the above debt.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

7. EXTRAORDINARY ITEM

    In 1999, the Company incurred a loss of $582 (per share--basic $0.03; diluted $0.03), representing a write off of unamortized deferred financing costs as a result of early extinguishment of certain debt obligations.

8. CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE

    Concurrent with the initial public offering in December, 1993, the Company issued $58,500 of convertible subordinated debentures ("Debentures") due 2004. At December 31, 1998, $8,058 of debentures were outstanding. There were no debentures outstanding as of December 31, 1999. The Company notified the bondholders of a complete debenture redemption and all outstanding debentures were converted to Common Shares as of September 24, 1999 at a conversion price of $18.25 per share, subject to certain adjustments. The Debentures were unsecured general obligations of the Company and subordinate to all existing and subsequently incurred indebtedness of the Company. The Debentures bore interest at 8.22% per annum, payable semiannually on January 15 and July 15 of each year, commencing July 15, 1994. During 1999, 1998 and 1997 debentures totaling $8,058, $3,682 and $2,640, respectively, were converted into shares of common stock. Based principally on the conversion feature and share price of common stock at the end of 1998, the fair value of the outstanding Debentures approximated $14,929.

9. RELATED PARTY TRANSACTIONS

    In May, 1998, the Company purchased a fully leased building, located in Wood Dale, Illinois, from a partnership, in which one of the Company's Senior Officers and a Company Director were limited partners. The property was purchased for approximately $3.3 million. This transaction satisfied the Company's investment criteria and was approved by the Company's independent directors.

10. SHAREHOLDERS' EQUITY

    COMMON SHARES OF BENEFICIAL INTEREST

    As of December 31, 1999 the Company has reserved 1,902,955 Common Shares for future issuance under the 1993 Stock Option Plan, 119,596 Common Shares for future issuance under the 1995 Restricted Stock Incentive Plan, 62,351 Common Shares for future issuance under the 1995 Director Stock Plan and 1,000,000 Common Shares for future issuance under the dividend reinvestment and stock purchase plan.

    CLASS B COMMON SHARES OF BENEFICIAL INTEREST

    On September 22, 1995, the Company completed a $50 million private equity placement of non-voting preferred shares of beneficial interest. In May, 1996, the preferred shares of beneficial interest automatically converted, on a share for share basis, to non-voting Class B Common Shares, upon shareholder approval of an amendment to the Company's charter permitting non-voting Class B Common Shares at the Company's annual meeting. The distribution on the non-voting shares is equal to the distribution paid on the voting shares of the Company plus an additional $.0468 per share. In October, 1998, 874,639 non-voting
Class B Shares converted to voting shares. In January, 1999, February, 1999, and August, 1999, 536,981, 784,305 and 76,802, respectively, of non-voting Class B Shares converted to voting shares. There were no Class B Shares outstanding after the August conversion. As the shares converted to voting common, the distribution paid was the same as all other voting common shares.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

10. SHAREHOLDERS' EQUITY (CONTINUED)
    SERIES A CUMULATIVE REDEEMABLE PREFERRED SHARES OF BENEFICIAL INTEREST

    On November 10, 1997, the Company issued 3 million shares of 8.48% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series A Preferred Shares") at a purchase price of $25 per share. Dividends on the Preferred Shares are cumulative from the date of issuance and payable quarterly commencing on January 30, 1998. The payment of dividends and amounts upon liquidation will rank senior to the Common Shares and Series B Convertible Cumulative Redeemable Preferred Shares, which are the only other shares of the Company outstanding. The Preferred Shares are not redeemable prior to October 30, 2002. On or after October 30, 2002 the Preferred Shares will be redeemable for cash at the option of the Company, in whole or part, at the redemption price of $25 per share, plus dividends accrued and unpaid to the redemption date. The Preferred Shares are not convertible into or exchangeable for any other property or securities of the Company.

    SERIES B CONVERTIBLE CUMULATIVE REDEEMABLE PREFERRED SHARES OF BENEFICIAL
     INTEREST

    On June 23, 1999, the Company completed a public offering of 1,000,000 shares of 7.50% Series B Convertible Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") at a purchase price of $50.00 per share. Dividends on the Series B Preferred Shares are cumulative from the date of issuance and payable quarterly commencing on September 30, 1999. The payment of dividends and amounts upon liquidation will follow the Series A Preferred Shares, but rank senior to the Common Shares. The shares have no maturity date, but may be redeemed by the Company for $50.00 per share after June 30, 2004. The shares are convertible into common shares at a conversion price of $43.50 per common share, equivalent to a conversion rate of 1.1494 to 1. The net proceeds of the offering, approximately $48.0 million, were used to refund outstanding balances under the Company's unsecured line of credit.

    RESTRICTED STOCK INCENTIVE PLAN

    Under the terms of the 1995 Restricted Stock Incentive Plan, adopted in 1995, the Company initially reserved 150,000 common shares for future grants. In 1997 certain key employees were granted 12,444 restricted shares. Shares were awarded in the name of each of the participants, who have all the rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met.

    Unearned compensation is recorded at the date of awards based on the market value of shares. Unearned compensation, which is shown as a separate component of shareholders' equity, is being amortized to expense over the eight year vesting period. The amount amortized to expense during 1999, 1998 and 1997 was $49, $201, and $214, respectively.

    DIRECTOR STOCK PLAN

    The 1995 Director Stock Plan is for an aggregate of 75,000 common shares and provides that each independent director, upon election or re-election to the Board, may elect to receive 50% of his annual retainer fee in Common Shares at the market price on such date. In 1999, 1998, and 1997, 3,058, 2,304, and 1,921
Common Shares were issued under this plan, respectively. In connection with the issuance of such shares, $110, $80 and $57 was charged to expense in 1999, 1998 and 1997, respectively.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

10. SHAREHOLDERS' EQUITY (CONTINUED)
    SHAREHOLDER RIGHTS PLAN

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

11. STOCK OPTION PLAN

    The Company has adopted the 1993 Stock Option Plan (the "Plan"). In May, 1998, the Plan was amended to increase the maximum number of shares to 10% of the total number of common shares outstanding as of the most recent year end (2,179,923 as of December 31, 1999). The May, 1998, Plan amendment also provides that the maximum number of options granted under the plan be the total of 10% of the number of common shares outstanding on the last day of the preceding calendar year, commencing January 1, 1999, minus the number of options previously granted under the Plan before the end of the preceding calendar year plus the number of options which have expired. The Company adopted the Plan to provide additional incentives to attract and retain directors, officers and key employees. The Plan was amended in 1995 to provide that each independent director receive an option for 3,000 common shares of beneficial interest at fair market value at the time of being elected or re-elected to the Board. Options are to be granted by the Compensation Committee of the Board of Directors. The term of the option shall be fixed by the Compensation Committee, but no option shall be exercisable more than 10 years after the date of grant.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

11. STOCK OPTION PLAN (CONTINUED)
    The options granted are at fair market value on the date of grant, are for 10-year or 5-year terms and become exercisable in 20% or 33% annual increments, respectively, after one year from date of grant. Option activity for the three years ended December 31, 1999 is as follows:

                                                    1999                   1998                  1997
                                            --------------------   --------------------   -------------------
                                                        WEIGHTED               WEIGHTED              WEIGHTED
                                                        AVERAGE                AVERAGE               AVERAGE
                                                        EXERCISE               EXERCISE              EXERCISE
                                             SHARES      PRICE      SHARES      PRICE      SHARES     PRICE
                                            ---------   --------   ---------   --------   --------   --------
Outstanding at beginning of year..........  1,249,158   $ 27.73      755,669    $22.92     698,480    $19.20
  Granted.................................    363,231     32.45      588,179     33.97     241,769     31.38
  Exercised...............................    (51,257)    26.09      (25,500)    18.86    (149,715)    19.19
  Expired.................................    (63,227)    33.21      (69,190)    32.00     (34,865)    24.73
                                            ---------              ---------              --------
Outstanding at end of year................  1,497,905   $ 28.70    1,249,158    $27.73     755,669    $22.92
                                            =========              =========              ========
Exercisable at end of year................    596,782                441,126               327,137
Available for future grant at year end....    405,050                569,155               584,229
Weighted average per share fair value of
  options granted during the year.........              $  4.26                 $ 4.92                $ 3.65

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      1999       1998       1997
                                                    --------   --------   --------
Risk free interest rate...........................     5.4%       5.7%       6.4%
Dividend yield....................................     5.5%       5.1%       6.5%
Expected lives....................................  6 years    6 years    6 years
Expected volatility...............................    18.9%      18.6%      17.5%

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

11. STOCK OPTION PLAN (CONTINUED)
    The following table summarizes information about stock options at December 31, 1999:

                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
----------------------------------------------------   ----------------------
                               WEIGHTED
                                AVERAGE     WEIGHTED                 WEIGHTED
                  NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
   RANGE OF     OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
EXERCISE PRICE  AT 12/31/99      LIFE        PRICE     AT 12/31/99    PRICE
--------------  -----------   -----------   --------   -----------   --------
$18.25-$24.88...    478,668   2.30 years     $19.36      429,312      $19.08
$31.50-$35.94...  1,019,237   9.18 years     $33.08      167,470      $32.98

    The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan, accordingly, no compensation costs have been recognized. Had compensation costs for the Company's Plan been determined based on the fair value at the grant date for options granted in 1999, 1998 and 1997 in accordance with the method required by Statement of Financial Accounting Standards No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 ---------------------------------------
                                                   1999           1998           1997
                                                 ---------      ---------      ---------
Net income available to common shareholders
  As reported..................................   $40,442        $25,888        $26,359
  Pro forma....................................   $38,895        $25,406        $26,221
Per share net income available to common
  shareholders
  As reported
    Basic......................................      1.99           1.30           1.41
    Diluted....................................      1.96           1.29           1.39
  Pro forma
    Basic......................................      1.91           1.28           1.41
    Diluted....................................      1.89           1.26           1.38

12. FUTURE RENTAL REVENUES

    Under existing noncancelable operating lease agreements as of December 31, 1999, tenants of the warehouse/industrial properties are committed to pay in aggregate the following minimum rentals:

2000........................................................  $ 85,291
2001........................................................    76,647
2002........................................................    66,027
2003........................................................    53,578
2004........................................................    46,501
Thereafter..................................................   107,874
                                                              --------
Total.......................................................  $435,918
                                                              ========

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

12. FUTURE RENTAL REVENUES (CONTINUED)
    At December 31, 1999 and 1998, 636 and 621, respectively, of the total 682 apartments available for rental at the Lakeshore Dunes property were leased. Lease terms are generally for one year.

13. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Supplemental disclosure of cash flow information:
  Interest paid, net of interest capitalized................  $ 17,655   $ 12,122   $ 11,820
  Interest capitalized......................................     1,926      2,214        893
  Dividends declared, not paid..............................     1,060      1,060        901
  Assignment of note receivable to affiliate................                           4,650
  Repayment of advance from affiliate with real estate at
    book value..............................................                          24,993
In conjunction with the property acquisitions, the Company
  assumed the following assets and liabilities:
  Purchase of real estate...................................  $153,903   $ 92,510   $125,352
  Liabilities, net of other assets..........................    (3,662)    (2,224)    (3,262)
  Mortgage notes payable....................................                         (20,586)
                                                              --------   --------   --------
  Acquisition of real estate................................  $150,241   $ 69,700   $122,090
                                                              ========   ========   ========
In conjunction with the property dispositions, the Company
  disposed of the following assets and liabilities:
  Sale of real estate.......................................  $(50,889)  $(32,841)  $(12,737)
  Mortgage note receivable..................................     3,139
  Liabilities, net of other assets..........................       640        565       (633)
  Gain on disposal of real estate...........................    (5,086)    (1,672)      (140)
                                                              --------   --------   --------
  Disposition of real estate................................  $(52,196)  $(33,948)  $(13,510)
                                                              ========   ========   ========
Conversion of convertible subordinated debentures payable:
  Convertible subordinated dentures converted...............  $  8,058   $  3,682   $  2,640
  Common shares issued at $18.25 per share; 441,513, 201,748
    and 144,640.............................................     8,057      3,682      2,639
                                                              --------   --------   --------
  Cash disbursed for fractional shares......................  $      1   $     --   $      1
                                                              ========   ========   ========

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

    At December 31, 1999, four of the properties owned are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006 for amounts that are greater than the net book value of the assets. The tenant for a property at 655 Wheat Lane, Wood Dale, Illinois exercised its option and purchase the building in May, 1997.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

15. SUBSEQUENT TRANSACTIONS

    On January 12, 2000 the Company issued $150 million in senior unsecured notes, due January 15, 2003 and bearing interest at 7.9%. The notes are lead by Lehman Brothers Holdings, with A.G. Edwards & Sons, Inc., Banc of America Securities LLC, Bank One Capital Markets, Inc., and First Union Securities acting as co-managers. The net proceeds of the issuance of approximately
$149.1 million were used to pay down the Company's line of credit.

    On January 21, 2000, the Company formed CenterPoint Venture LLC, a co-investment entity between the Company's taxable affiliate and CalEast, an investment vehicle between the California Public Employees Retirement System (CalPERS) and Jones Lang LaSalle (JLL:NYSE). The $200 million fund has been capitalized with equity commitments of $60 million by CalEast and $20 million by CenterPoint, supported by a $120 million credit facility led by Bank One. CenterPoint formed the venture to position, package and sell stabilized industrial property investment opportunities routinely passed over by the Company due to its more "value-added" investment focus. The venture intends to offer these fully leased "institutional quality" assets to more fixed income oriented investors, who lack the staff and/or day-to-day market penetration to efficiently invest in Midwest industrial property. Unlike typical REIT joint ventures, the partnership does not intend to hold assets for the long term.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

16. QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

    The following table reflects the results of operations for the Company during the four quarters of 1999 and 1998(dollars in thousands, except unit and per share data).

                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     1999        1999         1999            1999
                                                   ---------   --------   -------------   ------------
Total revenues...................................   $33,596    $32,054       $40,046         $33,240
Income before extraordinary income...............    12,159      7,952        16,185          13,046
Net income available to common shareholders......    10,569      5,708        13,646          10,519
Net income available to common shareholders per
  share before extraordinary item:
  Basic..........................................      0.52       0.31          0.67            0.51
  Diluted........................................      0.52       0.31          0.67            0.50
Net income available to common shareholders per
  share:
  Basic..........................................      0.52       0.28          0.67            0.51
  Diluted........................................      0.52       0.28          0.67            0.50
EBITDA (earnings before interest, taxes,
  amortization and depreciation).................    22,973     20,698        28,252          26,629
Per share distributions..........................     0.475      0.475         0.475           0.475

                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     1998        1998         1998            1998
                                                   ---------   --------   -------------   ------------
Total revenues...................................   $26,786    $26,581       $27,104         $26,755
Net income available to common shareholders......     7,981      6,088         6,518           5,301
Net income available to common shareholders per
  share:
  Basic..........................................      0.42       0.30          0.32            0.26
  Diluted........................................      0.41       0.30          0.32            0.26
EBITDA (earnings before interest, taxes,
  amortization and depreciation).................    17,681     16,359        17,668          17,434
Per share distributions..........................     0.438      0.438         0.438           0.438

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Trustees and Shareholders of CenterPoint Properties Trust

    Our audits of the consolidated financial statements referred to in our report dated February 11, 2000 appearing in the 1999 Annual Report to Shareholders of CenterPoint Properties Trust and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K). In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 11, 2000

                                                                     SCHEDULE II

                          CENTERPOINT PROPERTIES TRUST

                       VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                       BEGINNING   CHARGE TO COST AND                                 ENDING
DESCRIPTION                             BALANCE         EXPENSES        RECOVERIES   DEDUCTIONS(A)   BALANCE
-----------                            ---------   ------------------   ----------   -------------   --------
For year ended December 31, 1999:
  Allowance for doubtful accounts....    $575             $659          $      --        ($503)        $731

For year ended December 31, 1998:
  Allowance for doubtful accounts....    $272             $550          $      --        ($247)        $575

For year ended December 31, 1997:
  Allowance for doubtful accounts....    $748             $279          $      --        ($755)        $272

------------------------

NOTE: (a) Deductions represent write-off of accounts receivable against the allowance for doubtful accounts.

                                                                    SCHEDULE III

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                               INITIAL COSTS                        COSTS CAPITALIZED
                                                          ------------------------                    SUBSEQUENT TO
                                                                                                       ACQUISITION
                                                                     BUILDINGS AND              -------------------------
                                           ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND   CARRYING
DESCRIPTION                                    (E)          LAND          (A)          LAND     IMPROVEMENTS    COSTS (B)
-----------                                ------------   --------   -------------   --------   -------------   ---------
WAREHOUSE/INDUSTRIAL PROPERTIES:
425 W. 151st Street
  East Chicago, IN.......................                 $   252       $  1,805     $    33       $  4,565      $ 1,155
201 Mississippi Street
  Gary, IN...............................   $50,000(g)        807          9,948         278         21,343
1201 Lunt Avenue
  Elk Grove Village, IL..................         (g)          57            146           1              6
620 Butterfield Road
  Mundelein, IL..........................                     335          1,974          61             16
1319 Marquette Drive
  Romeoville, IL.........................         (g)         948          2,530           0            102
900 E. 103rd Street
  Chicago, IL............................                   2,226         10,693           0          7,312
1520 Pratt Avenue
  Elk Grove Village, IL..................         (g)         498          1,558           0             11
1850 Greenleaf
  Elk Grove Village, IL..................                     509          1,386           0            354
2743 Armstrong Court
  Des Plaines, IL........................                   1,320          2,679           0            282
5990 Touhy Avenue
  Niles, IL..............................                   2,047          8,509           0          1,444
2339 Ernie Krueger Court
  Waukegan, IL...........................                     158          1,819           0             10
1400 Busse Road
  Elk Grove Village, IL..................                     439          5,719           0            298
1250 Carolina Drive
  West Chicago, IL.......................                     583          3,836           0            266
5619 W. 115th Street
  Alsip, IL..............................         (g)       2,267         12,169           0          1,828
825 Tollgate Road
  Elgin, IL..............................         (g)         712          3,584           0            112
720 Frontenac
  Naperville, IL.........................                   1,014          4,055          22            166
820 Frontenac
  Naperville, IL.........................                     906          3,626           0            181
1120 Frontenac
  Naperville, IL.........................                     791          3,164          23            726
1510 Frontenac
  Naperville, IL.........................                     621          2,485          16             91
1020 Frontenac
  Naperville, IL.........................                     591          2,363          11            359


                                            GROSS AMOUNTS AT WHICH
                                             CARRIED AT CLOSE OF
                                                    PERIOD
                                           ------------------------
                                                      BUILDINGS AND                   ACCUMULATED       DATE OF         DATE
DESCRIPTION                                  LAND     IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION    CONSTRUCTION    ACQUIRED
-----------                                --------   -------------   -------------   ------------   --------------   ---------
WAREHOUSE/INDUSTRIAL PROPERTIES:
425 W. 151st Street
  East Chicago, IN.......................  $    285      $  7,525        $ 7,810        ($ 3,174)    1913/1988-1990     1987
201 Mississippi Street
  Gary, IN...............................     1,085        31,291         32,376         (10,713)    1946/1985-1988     1985
1201 Lunt Avenue
  Elk Grove Village, IL..................        58           152            210             (30)         1971          1993
620 Butterfield Road
  Mundelein, IL..........................       396         1,990          2,386            (380)         1990          1993
1319 Marquette Drive
  Romeoville, IL.........................       948         2,632          3,580            (493)      1990-1991        1993
900 E. 103rd Street
  Chicago, IL............................     2,226        18,005         20,231          (2,787)         1910          1993
1520 Pratt Avenue
  Elk Grove Village, IL..................       498         1,569          2,067            (300)         1968          1993
1850 Greenleaf
  Elk Grove Village, IL..................       509         1,740          2,249            (283)         1965          1993
2743 Armstrong Court
  Des Plaines, IL........................     1,320         2,961          4,281            (545)      1989-1990        1993
5990 Touhy Avenue
  Niles, IL..............................     2,047         9,953         12,000          (1,788)         1957          1993
2339 Ernie Krueger Court
  Waukegan, IL...........................       158         1,829          1,987            (351)         1990          1993
1400 Busse Road
  Elk Grove Village, IL..................       439         6,017          6,456          (1,295)         1987          1993
1250 Carolina Drive
  West Chicago, IL.......................       583         4,102          4,685            (769)      1989-1990        1993
5619 W. 115th Street
  Alsip, IL..............................     2,267        13,997         16,264          (2,610)         1974          1993
825 Tollgate Road
  Elgin, IL..............................       712         3,696          4,408            (697)      1989-1991        1993
720 Frontenac
  Naperville, IL.........................     1,036         4,221          5,257            (799)         1991          1993
820 Frontenac
  Naperville, IL.........................       906         3,807        $ 4,713            (708)         1988          1993
1120 Frontenac
  Naperville, IL.........................       814         3,890          4,704            (721)         1980          1993
1510 Frontenac
  Naperville, IL.........................       637         2,576          3,213            (488)         1986          1993
1020 Frontenac
  Naperville, IL.........................       602         2,722          3,324            (485)         1980          1993

                                            LIFE UPON
                                              WHICH
                                           DEPRECIATION
                                            IN LATEST
                                              INCOME
                                           STATEMENT IS
DESCRIPTION                                  COMPUTED
-----------                                ------------
WAREHOUSE/INDUSTRIAL PROPERTIES:
425 W. 151st Street
  East Chicago, IN.......................       (f)
201 Mississippi Street
  Gary, IN...............................       (f)
1201 Lunt Avenue
  Elk Grove Village, IL..................       (f)
620 Butterfield Road
  Mundelein, IL..........................       (f)
1319 Marquette Drive
  Romeoville, IL.........................       (f)
900 E. 103rd Street
  Chicago, IL............................       (f)
1520 Pratt Avenue
  Elk Grove Village, IL..................       (f)
1850 Greenleaf
  Elk Grove Village, IL..................       (f)
2743 Armstrong Court
  Des Plaines, IL........................       (f)
5990 Touhy Avenue
  Niles, IL..............................       (f)
2339 Ernie Krueger Court
  Waukegan, IL...........................       (f)
1400 Busse Road
  Elk Grove Village, IL..................       (f)
1250 Carolina Drive
  West Chicago, IL.......................       (f)
5619 W. 115th Street
  Alsip, IL..............................       (f)
825 Tollgate Road
  Elgin, IL..............................       (f)
720 Frontenac
  Naperville, IL.........................       (f)
820 Frontenac
  Naperville, IL.........................       (f)
1120 Frontenac
  Naperville, IL.........................       (f)
1510 Frontenac
  Naperville, IL.........................       (f)
1020 Frontenac
  Naperville, IL.........................       (f)


                                                               INITIAL COSTS                        COSTS CAPITALIZED
                                                          ------------------------                    SUBSEQUENT TO
                                                                                                       ACQUISITION
                                                                     BUILDINGS AND              -------------------------
                                           ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND   CARRYING
DESCRIPTION                                    (E)          LAND          (A)          LAND     IMPROVEMENTS    COSTS (B)
-----------                                ------------   --------   -------------   --------   -------------   ---------
1560 Frontenac
  Naperville, IL.........................                     508          2,034          12             75
1500 Shore Road
  Naperville, IL.........................                     260          1,042           7             58
800 Enterprise
  Naperville, IL.........................                     212            849           7             40
1651 Frontenac
  Naperville, IL.........................                     185            742           6             66
1150 Shore Road
  Naperville, IL.........................                     184            736           5            122
2764 Golfview
  Naperville, IL.........................                     125            498           4             34
920 Frontenac
  Naperville, IL.........................                     717          2,367           0            573
1300 Northpoint Road
  Waukegan IL............................         (g)         592          2,366           0             30
1 Wildlife Way
  Long Grove, IL.........................                     530          2,122           0            137
900 W. University Drive
  Arlington Heights, IL..................         (g)         817          3,268          17             96
7001 Adams Street
  Willowbrook, IL........................         (g)         297          1,326           0              4
745 Birginal Drive
  Bensenville, IL........................                     601          2,406           1            497
21399 Torrence Avenue
  Sauk Village, IL.......................                   1,550          6,199         565            707
2600 N. Elmhurst Road
  Elk Grove Village, IL..................                     842          3,366           1             46
8901 W. 102nd Street
  Pleasant Prarie, WI....................         (g)         900          3,608           0             39
8200 100th Street
  Pleasant Prarie, WI....................         (g)       1,220          4,890           0             35
1700 Hawthorne
  West Chicago, IL.......................                   2,522         10,089           1             25
245 Beinoris Drive
  Wood Dale, IL..........................         (g)         168            570           1             13
825-845 Hawthorne
  West Chicago, IL.......................                     721          2,884          23            930
1700 Butterfield Road
  Mundelein, IL..........................         (g)         343          1,371          (1)           143
1733 Downs Drive
  West Chicago...........................         (g)         488          1,953           1            858
1645 Downs Drive
  West Chicago...........................         (g)         508          2,033           1            581
10601 Seymour Avenue
  Franklin Park, IL......................                   2,020          8,081         184         13,061
11701 South Central
  Alsip, IL..............................                   1,241          4,964          22          1,320


                                            GROSS AMOUNTS AT WHICH
                                             CARRIED AT CLOSE OF
                                                    PERIOD
                                           ------------------------
                                                      BUILDINGS AND                   ACCUMULATED       DATE OF         DATE
DESCRIPTION                                  LAND     IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION    CONSTRUCTION    ACQUIRED
-----------                                --------   -------------   -------------   ------------   --------------   ---------
1560 Frontenac
  Naperville, IL.........................       520         2,109          2,629            (403)         1987          1993
1500 Shore Road
  Naperville, IL.........................       267         1,100          1,367            (208)         1985          1993
800 Enterprise
  Naperville, IL.........................       219           889          1,108            (168)         1985          1993
1651 Frontenac
  Naperville, IL.........................       191           808            999            (148)         1978          1993
1150 Shore Road
  Naperville, IL.........................       189           858          1,047            (150)         1985          1993
2764 Golfview
  Naperville, IL.........................       129           532            661            (100)         1985          1993
920 Frontenac
  Naperville, IL.........................       717         2,940          3,657            (508)         1987          1993
1300 Northpoint Road
  Waukegan IL............................       592         2,396          2,988            (425)         1994          1994
1 Wildlife Way
  Long Grove, IL.........................       530         2,259          2,789            (401)         1994          1994
900 W. University Drive
  Arlington Heights, IL..................       834         3,364          4,198            (586)         1974          1994
7001 Adams Street
  Willowbrook, IL........................       297         1,330          1,627            (230)         1994          1994
745 Birginal Drive
  Bensenville, IL........................       602         2,903          3,505            (455)         1974          1994
21399 Torrence Avenue
  Sauk Village, IL.......................     2,115         6,906          9,021          (1,177)         1987          1994
2600 N. Elmhurst Road
  Elk Grove Village, IL..................       843         3,412          4,255            (518)         1995          1995
8901 W. 102nd Street
  Pleasant Prarie, WI....................       900         3,647          4,547            (601)         1990          1994
8200 100th Street
  Pleasant Prarie, WI....................     1,220         4,925          6,145            (814)         1990          1994
1700 Hawthorne
  West Chicago, IL.......................     2,523        10,114         12,637          (1,633)      1959/1969        1994
245 Beinoris Drive
  Wood Dale, IL..........................       169           583            752            (109)         1988          1984
825-845 Hawthorne
  West Chicago, IL.......................       744         3,814          4,558            (484)         1974          1995
1700 Butterfield Road
  Mundelein, IL..........................       342         1,514          1,856            (217)         1976          1995
1733 Downs Drive
  West Chicago...........................       489         2,811          3,300            (291)         1976          1995
1645 Downs Drive
  West Chicago...........................       509         2,614          3,123            (365)         1976          1995
10601 Seymour Avenue
  Franklin Park, IL......................     2,204        21,142         23,346          (1,662)      1963/1965        1995
11701 South Central
  Alsip, IL..............................     1,263         6,284          7,547            (755)         1972          1995

                                            LIFE UPON
                                              WHICH
                                           DEPRECIATION
                                            IN LATEST
                                              INCOME
                                           STATEMENT IS
DESCRIPTION                                  COMPUTED
-----------                                ------------
1560 Frontenac
  Naperville, IL.........................       (f)
1500 Shore Road
  Naperville, IL.........................       (f)
800 Enterprise
  Naperville, IL.........................       (f)
1651 Frontenac
  Naperville, IL.........................       (f)
1150 Shore Road
  Naperville, IL.........................       (f)
2764 Golfview
  Naperville, IL.........................       (f)
920 Frontenac
  Naperville, IL.........................       (f)
1300 Northpoint Road
  Waukegan IL............................       (f)
1 Wildlife Way
  Long Grove, IL.........................       (f)
900 W. University Drive
  Arlington Heights, IL..................       (f)
7001 Adams Street
  Willowbrook, IL........................       (f)
745 Birginal Drive
  Bensenville, IL........................       (f)
21399 Torrence Avenue
  Sauk Village, IL.......................       (f)
2600 N. Elmhurst Road
  Elk Grove Village, IL..................       (f)
8901 W. 102nd Street
  Pleasant Prarie, WI....................       (f)
8200 100th Street
  Pleasant Prarie, WI....................       (f)
1700 Hawthorne
  West Chicago, IL.......................       (f)
245 Beinoris Drive
  Wood Dale, IL..........................       (f)
825-845 Hawthorne
  West Chicago, IL.......................       (f)
1700 Butterfield Road
  Mundelein, IL..........................       (f)
1733 Downs Drive
  West Chicago...........................       (f)
1645 Downs Drive
  West Chicago...........................       (f)
10601 Seymour Avenue
  Franklin Park, IL......................       (f)
11701 South Central
  Alsip, IL..............................       (f)


                                                               INITIAL COSTS                        COSTS CAPITALIZED
                                                          ------------------------                    SUBSEQUENT TO
                                                                                                       ACQUISITION
                                                                     BUILDINGS AND              -------------------------
                                           ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND   CARRYING
DESCRIPTION                                    (E)          LAND          (A)          LAND     IMPROVEMENTS    COSTS (B)
-----------                                ------------   --------   -------------   --------   -------------   ---------
11601 South Central
  Alsip, IL..............................                   1,071          4,285          53          1,339
850 Arthur Avenue
  Elk Grove Village, IL..................      575            270          1,081           2            330
1827 North Bendix Drive
  South Bend, IN.........................         (g)       1,010          4,040          24            109
4400 S. Kolmar
  Chicago, IL............................         (g)         603          2,412           9            118
6600 River Road
  Hodgkins, IL...........................                   2,640         10,562          47            711
7501 N. 81st Street
  Milwaukee, WI..........................                   1,018          4,073          19             83
1100 Chase Avenue
  Elk Grove Village, IL..................         (g)         248            993           7            245
2553 N. Edgington
  Franklin Park, IL......................                   1,870          7,481          67          1,453
875 Fargo Avenue
  Elk Grove Village, IL..................                     572          2,284          14          1,056
1800 Bruning Drive
  Itasca, IL.............................                   1,999          7,995          27            108
1501 Pratt
  Elk Grove Village, IL..................                   1,047          4,189          72            517
400 N. Wolf Road
  Northlake, IL..........................                   4,504         18,017        (996)         9,232
16400 W. 103rd Street
  Lemont, IL.............................                     446          1,748          21            256
425 S. 37th Avenue
  St. Charles, IL........................                     644          2,575           7            241
1500 W. Dundee Road
  Arlington Heights, IL..................                   4,995         10,006      (1,073)        14,802
Lot 51-Naperville Business Center
  Naperville, IL.........................                     220                        (10)            16
3145 Central Avenue
  Waukeegan, IL..........................                   1,270          5,080          20          1,706
2003-2207 South 114th Street
  West Allis, WI.........................                     942          3,770           7             76
2801 S. Busse Road
  Elk Grove Village, IL..................         (g)       1,875          7,556          12            600          107
6464 West 51st Street
  Forest View, IL........................                     934          3,734           4            216
6500 West 51st Street
  Forest View, IL........................                     805          3,221           4             87
7447 South Central Avenue
  Bedford Park, IL.......................                     437          1,748           8             72
7525 S. Sayre Avenue
  Bedford Park, IL.......................                     587          2,345           5            597
2901 Centre Circle
  Downers Grove, IL......................                     207            828           4            557
1 Allsteel Drive
  Aurora, IL.............................                   2,458          9,832          28          8,094


                                            GROSS AMOUNTS AT WHICH
                                             CARRIED AT CLOSE OF
                                                    PERIOD
                                           ------------------------
                                                      BUILDINGS AND                   ACCUMULATED       DATE OF         DATE
DESCRIPTION                                  LAND     IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION    CONSTRUCTION    ACQUIRED
-----------                                --------   -------------   -------------   ------------   --------------   ---------
11601 South Central
  Alsip, IL..............................     1,124         5,624          6,748            (636)         1971          1995
850 Arthur Avenue
  Elk Grove Village, IL..................       272         1,411          1,683            (177)      1972/1973        1995
1827 North Bendix Drive
  South Bend, IN.........................     1,034         4,149          5,183            (542)      1964/1990        1995
4400 S. Kolmar
  Chicago, IL............................       612         2,530          3,142            (325)         1964          1995
6600 River Road
  Hodgkins, IL...........................     2,687        11,273         13,960          (1,289)       Unknown         1996
7501 N. 81st Street
  Milwaukee, WI..........................     1,037         4,156          5,193            (477)         1987          1996
1100 Chase Avenue
  Elk Grove Village, IL..................       255         1,238          1,493            (146)         1969          1996
2553 N. Edgington
  Franklin Park, IL......................     1,937         8,934         10,871            (934)      1967/1989        1996
875 Fargo Avenue
  Elk Grove Village, IL..................       586         3,340          3,926            (330)         1979          1996
1800 Bruning Drive
  Itasca, IL.............................     2,026         8,103         10,129            (911)      1975/1978        1996
1501 Pratt
  Elk Grove Village, IL..................     1,119         4,706          5,825            (520)         1973          1996
400 N. Wolf Road
  Northlake, IL..........................     3,508        27,249         30,757          (2,593)      1956/1965        1996
16400 W. 103rd Street
  Lemont, IL.............................       467         2,004          2,471            (195)         1983          1996
425 S. 37th Avenue
  St. Charles, IL........................       651         2,816          3,467            (285)         1976          1996
1500 W. Dundee Road
  Arlington Heights, IL..................     3,922        24,808         28,730          (1,512)      1969/1971        1996
Lot 51-Naperville Business Center
  Naperville, IL.........................       210            16            226               0          1996          1996
3145 Central Avenue
  Waukeegan, IL..........................     1,290         6,786          8,076            (616)         1960          1997
2003-2207 South 114th Street
  West Allis, WI.........................       949         3,846          4,795            (334)      1965/1966        1997
2801 S. Busse Road
  Elk Grove Village, IL..................     1,887         8,263         10,150            (715)         1997          1997
6464 West 51st Street
  Forest View, IL........................       938         3,950          4,888            (331)         1973          1997
6500 West 51st Street
  Forest View, IL........................       809         3,308          4,117            (275)         1974          1997
7447 South Central Avenue
  Bedford Park, IL.......................       445         1,820          2,265            (151)         1980          1997
7525 S. Sayre Avenue
  Bedford Park, IL.......................       592         2,942          3,534            (208)         1980          1997
2901 Centre Circle
  Downers Grove, IL......................       211         1,385          1,596            (111)         1975          1997
1 Allsteel Drive
  Aurora, IL.............................     2,486        17,926         20,412          (1,344)      1957-1967        1997

                                            LIFE UPON
                                              WHICH
                                           DEPRECIATION
                                            IN LATEST
                                              INCOME
                                           STATEMENT IS
DESCRIPTION                                  COMPUTED
-----------                                ------------
11601 South Central
  Alsip, IL..............................       (f)
850 Arthur Avenue
  Elk Grove Village, IL..................       (f)
1827 North Bendix Drive
  South Bend, IN.........................       (f)
4400 S. Kolmar
  Chicago, IL............................       (f)
6600 River Road
  Hodgkins, IL...........................       (f)
7501 N. 81st Street
  Milwaukee, WI..........................       (f)
1100 Chase Avenue
  Elk Grove Village, IL..................       (f)
2553 N. Edgington
  Franklin Park, IL......................       (f)
875 Fargo Avenue
  Elk Grove Village, IL..................       (f)
1800 Bruning Drive
  Itasca, IL.............................       (f)
1501 Pratt
  Elk Grove Village, IL..................       (f)
400 N. Wolf Road
  Northlake, IL..........................       (f)
16400 W. 103rd Street
  Lemont, IL.............................       (f)
425 S. 37th Avenue
  St. Charles, IL........................       (f)
1500 W. Dundee Road
  Arlington Heights, IL..................       (f)
Lot 51-Naperville Business Center
  Naperville, IL.........................       (f)
3145 Central Avenue
  Waukeegan, IL..........................       (f)
2003-2207 South 114th Street
  West Allis, WI.........................       (f)
2801 S. Busse Road
  Elk Grove Village, IL..................       (f)
6464 West 51st Street
  Forest View, IL........................       (f)
6500 West 51st Street
  Forest View, IL........................       (f)
7447 South Central Avenue
  Bedford Park, IL.......................       (f)
7525 S. Sayre Avenue
  Bedford Park, IL.......................       (f)
2901 Centre Circle
  Downers Grove, IL......................       (f)
1 Allsteel Drive
  Aurora, IL.............................       (f)


                                                               INITIAL COSTS                        COSTS CAPITALIZED
                                                          ------------------------                    SUBSEQUENT TO
                                                                                                       ACQUISITION
                                                                     BUILDINGS AND              -------------------------
                                           ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND   CARRYING
DESCRIPTION                                    (E)          LAND          (A)          LAND     IMPROVEMENTS    COSTS (B)
-----------                                ------------   --------   -------------   --------   -------------   ---------
2525 Busse Highway
  Elk Grove Village, IL..................                   5,400         12,601        (727)         6,694
106th and Buffalo Avenue
  Chicago, IL............................                     248            992           9            600
7400 South Narragansett
  Bedford Park,IL........................                     743          2,972          10            189
2701 S. Busse Road
  Elk Grove Village, IL..................         (g)       1,875          5,667           4          1,325          255
East Avenue and 55th Street
  McCook, IL.............................                   1,190          4,761          57          3,311
6757 S. Sayre
  Bedford Park, IL.......................                   1,236          4,945           7            109
1951 Landmeir Road
  Elk Grove Village, IL..................                     280          1,120          12             48
1355 Enterprise Drive
  Romeoville, IL.........................                     580          2,320           8            508
110-190 Old Higgins Road
  Des Plaines, IL........................                   1,862          7,447          12            608
1475 S. 101st Street
  West Allis, WI.........................                     331          1,323           1             78
1333 Grandview Drive
  Yorkville, WI..........................                   1,516          6,062           5             21
2301 Route 30
  Plainfield, IL.........................                   1,217          4,868          69          1,496
1796 Sherwin Avenue
  Des Plaines, IL........................                     944          3,778           9          1,038
2727 W. Diehl Road
  Naperville, IL.........................                   3,071         14,232           5            388
O'hare Express Center--A2
  Elk GroveVillage, IL...................                   1,097          7,060           0            191          110
O'hare Express Center--B1
  Elk GroveVillage, IL...................                   1,682         10,500           0            939           96
O'hare Express--B2
  Elk Grove Village, IL..................                   1,618          6,287           0          5,009          328
2021 Lunt Avenue
  Elk Grove, IL..........................                     464          1,855           8            153
2121 Touhy Avenue
  Elk Grove, IL..........................                     918          3,672          12            178
200 Champion Dr.
  North Lake, IL.........................                     467          6,124           0             51           87
860 West Evergreen
  Chicago, IL............................                   1,169          4,675          11             21
2001 S. Mt. Prospect Road
  Des Plaines, IL........................                   1,056          4,223         (75)           455
745 Dillon Drive
  Wood Dale, IL..........................                     705          2,820         (60)          (123)
1030 Fabyan Parkway
  Batavia, IL............................                   1,323          5,292        (117)          (148)


                                            GROSS AMOUNTS AT WHICH
                                             CARRIED AT CLOSE OF
                                                    PERIOD
                                           ------------------------
                                                      BUILDINGS AND                   ACCUMULATED       DATE OF         DATE
DESCRIPTION                                  LAND     IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION    CONSTRUCTION    ACQUIRED
-----------                                --------   -------------   -------------   ------------   --------------   ---------
2525 Busse Highway
  Elk Grove Village, IL..................     4,673        19,295         23,968          (1,272)         1975          1997
106th and Buffalo Avenue
  Chicago, IL............................       257         1,592          1,849            (157)         1971          1997
7400 South Narragansett
  Bedford Park,IL........................       753         3,161          3,914            (231)         1977          1997
2701 S. Busse Road
  Elk Grove Village, IL..................     1,879         7,247          9,126            (463)         1997          1997
East Avenue and 55th Street
  McCook, IL.............................     1,247         8,072          9,319            (431)         1979          1997
6757 S. Sayre
  Bedford Park, IL.......................     1,243         5,054          6,297            (357)         1975          1997
1951 Landmeir Road
  Elk Grove Village, IL..................       292         1,168          1,460             (83)         1967          1997
1355 Enterprise Drive
  Romeoville, IL.........................       588         2,828          3,416            (190)      1980/1986        1997
110-190 Old Higgins Road
  Des Plaines, IL........................     1,874         8,055          9,929            (502)         1980          1997
1475 S. 101st Street
  West Allis, WI.........................       332         1,401          1,733             (86)      1968/1988        1997
1333 Grandview Drive
  Yorkville, WI..........................     1,521         6,083          7,604            (386)         1994          1997
2301 Route 30
  Plainfield, IL.........................     1,286         6,364          7,650            (383)      1972/1984        1997
1796 Sherwin Avenue
  Des Plaines, IL........................       953         4,816          5,769            (313)         1964          1997
2727 W. Diehl Road
  Naperville, IL.........................     3,076        14,620         17,696            (925)         1997          1997
O'hare Express Center--A2
  Elk GroveVillage, IL...................     1,097         7,361          8,458            (584)         1997          1997
O'hare Express Center--B1
  Elk GroveVillage, IL...................     1,682        11,535         13,217            (872)         1997          1997
O'hare Express--B2
  Elk Grove Village, IL..................     1,618        11,624         13,242            (248)         1999          1999
2021 Lunt Avenue
  Elk Grove, IL..........................       472         2,008          2,480            (119)         1972          1998
2121 Touhy Avenue
  Elk Grove, IL..........................       930         3,850          4,780            (231)         1962          1998
200 Champion Dr.
  North Lake, IL.........................       467         6,262          6,729            (361)         1998          1998
860 West Evergreen
  Chicago, IL............................     1,180         4,696          5,876            (262)      1890/1995        1998
2001 S. Mt. Prospect Road
  Des Plaines, IL........................       981         4,678          5,659            (221)         1980          1998
745 Dillon Drive
  Wood Dale, IL..........................       645         2,697          3,342            (129)      1985/1986        1998
1030 Fabyan Parkway
  Batavia, IL............................     1,206         5,144          6,350            (253)         1978          1998

                                            LIFE UPON
                                              WHICH
                                           DEPRECIATION
                                            IN LATEST
                                              INCOME
                                           STATEMENT IS
DESCRIPTION                                  COMPUTED
-----------                                ------------
2525 Busse Highway
  Elk Grove Village, IL..................       (f)
106th and Buffalo Avenue
  Chicago, IL............................       (f)
7400 South Narragansett
  Bedford Park,IL........................       (f)
2701 S. Busse Road
  Elk Grove Village, IL..................       (f)
East Avenue and 55th Street
  McCook, IL.............................       (f)
6757 S. Sayre
  Bedford Park, IL.......................       (f)
1951 Landmeir Road
  Elk Grove Village, IL..................       (f)
1355 Enterprise Drive
  Romeoville, IL.........................       (f)
110-190 Old Higgins Road
  Des Plaines, IL........................       (f)
1475 S. 101st Street
  West Allis, WI.........................       (f)
1333 Grandview Drive
  Yorkville, WI..........................       (f)
2301 Route 30
  Plainfield, IL.........................       (f)
1796 Sherwin Avenue
  Des Plaines, IL........................       (f)
2727 W. Diehl Road
  Naperville, IL.........................       (f)
O'hare Express Center--A2
  Elk GroveVillage, IL...................       (f)
O'hare Express Center--B1
  Elk GroveVillage, IL...................       (f)
O'hare Express--B2
  Elk Grove Village, IL..................       (f)
2021 Lunt Avenue
  Elk Grove, IL..........................       (f)
2121 Touhy Avenue
  Elk Grove, IL..........................       (f)
200 Champion Dr.
  North Lake, IL.........................       (f)
860 West Evergreen
  Chicago, IL............................       (f)
2001 S. Mt. Prospect Road
  Des Plaines, IL........................       (f)
745 Dillon Drive
  Wood Dale, IL..........................       (f)
1030 Fabyan Parkway
  Batavia, IL............................       (f)


                                                               INITIAL COSTS                        COSTS CAPITALIZED
                                                          ------------------------                    SUBSEQUENT TO
                                                                                                       ACQUISITION
                                                                     BUILDINGS AND              -------------------------
                                           ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND   CARRYING
DESCRIPTION                                    (E)          LAND          (A)          LAND     IMPROVEMENTS    COSTS (B)
-----------                                ------------   --------   -------------   --------   -------------   ---------
4700 Ironwood Drive
  Franklin, WI...........................                     419          3,415          11             66
2601 Bond Street
  University Park, IL....................                     382          1,527           6             25
201 Oakton
  Des Plaines, IL........................                     838          3,351           6          1,702
3601 Runge Avenue
  Franklin Park, IL......................                     541          2,180           3             80
3400 N. Powell
  Franklin Park, IL......................                     812          3,277           3             40
11100 West Addison
  Franklin Park, IL......................                     250          1,013          13             63
11440 West Addison
  Franklin Park, IL......................                     540          2,200           3            138
3434 N. Powell
  Franklin Park, IL......................                     429          1,723           3             67
7633 S. Sayre
  Bedford Park...........................                     167            700           4             35
1999 N. Ruby
  Franklin Park, IL......................                     402          1,615           3            146
11550 W. King Drive
  Franklin Park, IL......................                     320          1,303           3             80
7201 S. Leamington
  Bedford Park, IL.......................                     340          1,697          (4)            10
1575 Executive Drive
  Elgin, IL..............................                     240            964           3             33
7200 S. Mason
  Bedford Park, IL.......................                   1,037          4,286           3             64
6000 W. 73rd
  Bedford Park, IL.......................                     794          3,190          16             91
28160 N. Keith
  Lake Forest, IL........................                     616          2,496           3             38
28618 N. Ballard
  Lake Forest, IL........................                     469          1,943           3             40
28161 N. Keith
  Lake Forest, IL........................                     270          1,092           3             40
11400 W. Melrose Street
  Franklin Park, IL......................                     168             43           3             11
11801 S. Central
  Alsip, IL..............................    4,669          1,592          6,367           2            335
1925 Holmes Road
  Elgin, IL..............................                     772          3,087         124            194
1808 Swift Dr.
  Oak Brook, IL..........................                     475          2,620           0          2,849
1381 N. Northbranch
  Chicago, IL............................                     161            645          14             68
5611 W. Mill Road
  Milwaukee, WI..........................                     231            925         (13)            11


                                            GROSS AMOUNTS AT WHICH
                                             CARRIED AT CLOSE OF
                                                    PERIOD
                                           ------------------------
                                                      BUILDINGS AND                   ACCUMULATED       DATE OF         DATE
DESCRIPTION                                  LAND     IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION    CONSTRUCTION    ACQUIRED
-----------                                --------   -------------   -------------   ------------   --------------   ---------
4700 Ironwood Drive
  Franklin, WI...........................       430         3,481          3,911            (181)         1998          1998
2601 Bond Street
  University Park, IL....................       388         1,552          1,940             (77)         1975          1998
201 Oakton
  Des Plaines, IL........................       844         5,053          5,897            (207)         1984          1998
3601 Runge Avenue
  Franklin Park, IL......................       544         2,260          2,804            (106)         1962          1998
3400 N. Powell
  Franklin Park, IL......................       815         3,317          4,132            (157)         1961          1998
11100 West Addison
  Franklin Park, IL......................       263         1,076          1,339             (50)         1967          1998
11440 West Addison
  Franklin Park, IL......................       543         2,338          2,881            (107)         1961          1998
3434 N. Powell
  Franklin Park, IL......................       432         1,790          2,222             (84)         1960          1998
7633 S. Sayre
  Bedford Park...........................       171           735            906             (35)      1968/1969        1998
1999 N. Ruby
  Franklin Park, IL......................       405         1,761          2,166             (79)         1962          1998
11550 W. King Drive
  Franklin Park, IL......................       323         1,383          1,706             (64)         1963          1998
7201 S. Leamington
  Bedford Park, IL.......................       336         1,707          2,043             (81)         1958          1998
1575 Executive Drive
  Elgin, IL..............................       243           997          1,240             (47)         1980          1998
7200 S. Mason
  Bedford Park, IL.......................     1,040         4,350          5,390            (205)         1974          1998
6000 W. 73rd
  Bedford Park, IL.......................       810         3,281          4,091            (153)         1974          1998
28160 N. Keith
  Lake Forest, IL........................       619         2,534          3,153            (120)         1989          1998
28618 N. Ballard
  Lake Forest, IL........................       472         1,983          2,455             (94)         1984          1998
28161 N. Keith
  Lake Forest, IL........................       273         1,132          1,405             (53)         1986          1998
11400 W. Melrose Street
  Franklin Park, IL......................       171            54            225             (13)                       1998
11801 S. Central
  Alsip, IL..............................     1,594         6,702          8,296            (288)         1985          1998
1925 Holmes Road
  Elgin, IL..............................       896         3,281          4,177            (134)         1989          1998
1808 Swift Dr.
  Oak Brook, IL..........................       475         5,469          5,944            (517)         1998          Var.
1381 N. Northbranch
  Chicago, IL............................       175           713            888             (28)         1900          1998
5611 W. Mill Road
  Milwaukee, WI..........................       218           936          1,154             (26)         1960          1998

                                            LIFE UPON
                                              WHICH
                                           DEPRECIATION
                                            IN LATEST
                                              INCOME
                                           STATEMENT IS
DESCRIPTION                                  COMPUTED
-----------                                ------------
4700 Ironwood Drive
  Franklin, WI...........................       (f)
2601 Bond Street
  University Park, IL....................       (f)
201 Oakton
  Des Plaines, IL........................       (f)
3601 Runge Avenue
  Franklin Park, IL......................       (f)
3400 N. Powell
  Franklin Park, IL......................       (f)
11100 West Addison
  Franklin Park, IL......................       (f)
11440 West Addison
  Franklin Park, IL......................       (f)
3434 N. Powell
  Franklin Park, IL......................       (f)
7633 S. Sayre
  Bedford Park...........................       (f)
1999 N. Ruby
  Franklin Park, IL......................       (f)
11550 W. King Drive
  Franklin Park, IL......................       (f)
7201 S. Leamington
  Bedford Park, IL.......................       (f)
1575 Executive Drive
  Elgin, IL..............................       (f)
7200 S. Mason
  Bedford Park, IL.......................       (f)
6000 W. 73rd
  Bedford Park, IL.......................       (f)
28160 N. Keith
  Lake Forest, IL........................       (f)
28618 N. Ballard
  Lake Forest, IL........................       (f)
28161 N. Keith
  Lake Forest, IL........................       (f)
11400 W. Melrose Street
  Franklin Park, IL......................       (f)
11801 S. Central
  Alsip, IL..............................       (f)
1925 Holmes Road
  Elgin, IL..............................       (f)
1808 Swift Dr.
  Oak Brook, IL..........................       (f)
1381 N. Northbranch
  Chicago, IL............................       (f)
5611 W. Mill Road
  Milwaukee, WI..........................       (f)


                                                               INITIAL COSTS                        COSTS CAPITALIZED
                                                          ------------------------                    SUBSEQUENT TO
                                                                                                       ACQUISITION
                                                                     BUILDINGS AND              -------------------------
                                           ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND   CARRYING
DESCRIPTION                                    (E)          LAND          (A)          LAND     IMPROVEMENTS    COSTS (B)
-----------                                ------------   --------   -------------   --------   -------------   ---------
543 W. Algonquin
  Arlington Heights, IL..................                     260          1,041           0            141
9550 W. 55th St.
  McCook, IL.............................                     486          7,579           0            123
1101 S. Sylvania
  Yorkville, WI..........................                     764          3,055           2             30
7100 S. Madison
  Willowbrook, IL........................                   1,007          3,177          13            145
100 W. Whitehall
  Northlake, IL..........................                     578          7,791           0              7          185
101 45th Street
  Munster, IN............................                   1,925          7,700           1             57
245 E. North Ave.
  Carol Stream, IL.......................                   1,668          6,672           3             34
250 W. 63rd St.
  Westmont, IL...........................                     188            751           0             24
22 W. 760 Poss St.
  Glen Ellyn, IL.........................                     286          1,145           0             26
9714 S. Route 59
  Naperville, IL.........................                     379          1,517           0             32
1000 Swanson Dr.
  Batavia, IL............................                     211            846           0             19
425 N. Villa Ave.
  Villa Park, IL.........................                     325          1,300           0             25
6110 East Ave.
  Hodgkins, IL...........................                     174            696           0             33
16951 State Street
  South Holland, IL......................                     397          1,589           0             46
1207 S. Greenwood
  Maywood, IL............................                      10             40           0             23
1336 W. Monee Rd.
  Crete, IL..............................                      28            112           0             27
1825 Pleasant
  Dekalb, IL.............................                      65            258           0             27
10047 Virginia Ave.
  Chicago Ridge, IL......................                     240            960           0             12
2440 Pratt Ave.
  Elk Grove Village, IL..................                   1,063          4,251           3            390
1555 North Basswood
  Schaumburg, IL.........................                     172            686          (1)            10
15W700 Frontage Rd.
  Burr Ridge, IL.........................                     244            976           0             13
261 Shore Dr.
  Burr Ridge.............................                     213            852           1              8
281 Shore Dr.
  Burr Ridge, IL.........................                     403          1,613           0             13
1140 W. Thorndale
  Itasca, IL.............................                     374          1,497           1             14
733-747 Kimberly Dr.
  Carol Stream, IL.......................                     499          1,994           0             14


                                            GROSS AMOUNTS AT WHICH
                                             CARRIED AT CLOSE OF
                                                    PERIOD
                                           ------------------------
                                                      BUILDINGS AND                   ACCUMULATED       DATE OF         DATE
DESCRIPTION                                  LAND     IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION    CONSTRUCTION    ACQUIRED
-----------                                --------   -------------   -------------   ------------   --------------   ---------
543 W. Algonquin
  Arlington Heights, IL..................       260         1,182          1,442             (38)         1970          1998
9550 W. 55th St.
  McCook, IL.............................       486         7,702          8,188            (150)         1999          1999
1101 S. Sylvania
  Yorkville, WI..........................       766         3,085          3,851             (69)         1995          1999
7100 S. Madison
  Willowbrook, IL........................     1,020         3,322          4,342             (90)         1999          1999
100 W. Whitehall
  Northlake, IL..........................       578         7,983          8,561            (182)         1999          1999
101 45th Street
  Munster, IN............................     1,926         7,757          9,683            (205)         1991          1999
245 E. North Ave.
  Carol Stream, IL.......................     1,671         6,706          8,377            (141)         1967          1999
250 W. 63rd St.
  Westmont, IL...........................       188           775            963             (16)         1967          1999
22 W. 760 Poss St.
  Glen Ellyn, IL.........................       286         1,171          1,457             (25)         1964          1999
9714 S. Route 59
  Naperville, IL.........................       379         1,549          1,928             (33)         1988          1999
1000 Swanson Dr.
  Batavia, IL............................       211           865          1,076             (18)         1990          1999
425 N. Villa Ave.
  Villa Park, IL.........................       325         1,325          1,650             (28)         1996          1999
6110 East Ave.
  Hodgkins, IL...........................       174           729            903             (15)         1979          1999
16951 State Street
  South Holland, IL......................       397         1,635          2,032             (34)         1983          1999
1207 S. Greenwood
  Maywood, IL............................        10            63             73              (1)         1995          1999
1336 W. Monee Rd.
  Crete, IL..............................        28           139            167              (3)         1974          1999
1825 Pleasant
  Dekalb, IL.............................        65           285            350              (6)         1990          1999
10047 Virginia Ave.
  Chicago Ridge, IL......................       240           972          1,212             (20)         1994          1999
2440 Pratt Ave.
  Elk Grove Village, IL..................     1,066         4,641          5,707             (92)         1982          1999
1555 North Basswood
  Schaumburg, IL.........................       171           696            867             (15)         1984          1999
15W700 Frontage Rd.
  Burr Ridge, IL.........................       244           989          1,233             (21)         1989          1999
261 Shore Dr.
  Burr Ridge.............................       214           860          1,074             (18)         1983          1999
281 Shore Dr.
  Burr Ridge, IL.........................       403         1,626          2,029             (34)         1987          1999
1140 W. Thorndale
  Itasca, IL.............................       375         1,511          1,886             (32)         1984          1999
733-747 Kimberly Dr.
  Carol Stream, IL.......................       499         2,008          2,507             (42)         1991          1999

                                            LIFE UPON
                                              WHICH
                                           DEPRECIATION
                                            IN LATEST
                                              INCOME
                                           STATEMENT IS
DESCRIPTION                                  COMPUTED
-----------                                ------------
543 W. Algonquin
  Arlington Heights, IL..................       (f)
9550 W. 55th St.
  McCook, IL.............................       (f)
1101 S. Sylvania
  Yorkville, WI..........................       (f)
7100 S. Madison
  Willowbrook, IL........................       (f)
100 W. Whitehall
  Northlake, IL..........................       (f)
101 45th Street
  Munster, IN............................       (f)
245 E. North Ave.
  Carol Stream, IL.......................       (f)
250 W. 63rd St.
  Westmont, IL...........................       (f)
22 W. 760 Poss St.
  Glen Ellyn, IL.........................       (f)
9714 S. Route 59
  Naperville, IL.........................       (f)
1000 Swanson Dr.
  Batavia, IL............................       (f)
425 N. Villa Ave.
  Villa Park, IL.........................       (f)
6110 East Ave.
  Hodgkins, IL...........................       (f)
16951 State Street
  South Holland, IL......................       (f)
1207 S. Greenwood
  Maywood, IL............................       (f)
1336 W. Monee Rd.
  Crete, IL..............................       (f)
1825 Pleasant
  Dekalb, IL.............................       (f)
10047 Virginia Ave.
  Chicago Ridge, IL......................       (f)
2440 Pratt Ave.
  Elk Grove Village, IL..................       (f)
1555 North Basswood
  Schaumburg, IL.........................       (f)
15W700 Frontage Rd.
  Burr Ridge, IL.........................       (f)
261 Shore Dr.
  Burr Ridge.............................       (f)
281 Shore Dr.
  Burr Ridge, IL.........................       (f)
1140 W. Thorndale
  Itasca, IL.............................       (f)
733-747 Kimberly Dr.
  Carol Stream, IL.......................       (f)


                                                               INITIAL COSTS                        COSTS CAPITALIZED
                                                          ------------------------                    SUBSEQUENT TO
                                                                                                       ACQUISITION
                                                                     BUILDINGS AND              -------------------------
                                           ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND   CARRYING
DESCRIPTION                                    (E)          LAND          (A)          LAND     IMPROVEMENTS    COSTS (B)
-----------                                ------------   --------   -------------   --------   -------------   ---------
1020-50 W. Thorndale
  Itasca, IL.............................                     396          1,585           1             13
780 AEC Dr.
  Wood Dale, IL..........................                     134            538           0             12
165 Mittel Dr.
  Wood Dale, IL..........................                     121            486           1             13
1936 University Lane
  Batavia, IL............................                     203            812           0             13
1705-1775 Hubbard Ave.
  Batavia, IL............................                     234            936           0             62
900 Paramount Parkway
  Batavia, IL............................                     250          1,001           2             18
918 Paramount Parkway
  Batavia, IL............................                      70            279           0             21
902 Paramount
  Batavia, IL............................                      99            394           0             34
950 Paramount Parkway
  Batavia, IL............................                     120            482           0             20
934 Paramount Parkway
  Batavia, IL............................                      82            326           0             18
1324-40 Paramount Parkway
  Wood Dale, IL..........................                     210            841           0             18
1243-53 Naperville, Dr.
  Romeoville, IL.........................                     526          2,102           0             15
1201-25 Naperville Dr.
  Romeoville, IL.........................                     237            950           1             15
1200 Independence Blvd.
  Romeoville, IL.........................                     342          1,367           0             15
1237 Naperville Dr.
  Romeoville, IL.........................                      61            243           0             13
1235 Naperville Dr.
  Romeoville, IL.........................                      59            237           0             35
1231-33 Naperville Dr.
  Romeoville, IL.........................                     195            780           0             13
1227 Naperville Dr.
  Romeoville, IL.........................                      88            350           0             23
1229 Naperville Dr.
  Romeoville, IL.........................                      69            275           0             12
1277 Naperville Dr.
  Romeoville, IL.........................                     246            983           0             18
1265 Naperville Dr.
  Romeoville, IL.........................                     571          2,285           1             15
1287 Naperville Dr.
  Romeoville, IL.........................                     440          1,760           0             18
737 Fargo Ave.
  Elk Grove Village, IL..................                     460          1,841          12             85
3511 W. Greentree Rd.
  Milwaukee, WI..........................                     540          2,160           0            112
951 Fargo Ave.
  Elk Grove Village, IL..................                     955          2,470          (1)           194
6736 W. Washington
  West Allis, WI.........................                     814          3,585           3             48


                                            GROSS AMOUNTS AT WHICH
                                             CARRIED AT CLOSE OF
                                                    PERIOD
                                           ------------------------
                                                      BUILDINGS AND                   ACCUMULATED       DATE OF         DATE
DESCRIPTION                                  LAND     IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION    CONSTRUCTION    ACQUIRED
-----------                                --------   -------------   -------------   ------------   --------------   ---------
1020-50 W. Thorndale
  Itasca, IL.............................       397         1,598          1,995             (34)         1983          1999
780 AEC Dr.
  Wood Dale, IL..........................       134           550            684             (12)         1987          1999
165 Mittel Dr.
  Wood Dale, IL..........................       122           499            621             (10)         1984          1999
1936 University Lane
  Batavia, IL............................       203           825          1,028             (17)         1993          1999
1705-1775 Hubbard Ave.
  Batavia, IL............................       234           998          1,232             (20)         1985          1999
900 Paramount Parkway
  Batavia, IL............................       252         1,019          1,271             (21)         1986          1999
918 Paramount Parkway
  Batavia, IL............................        70           300            370              (6)         1987          1999
902 Paramount
  Batavia, IL............................        99           428            527              (9)         1987          1999
950 Paramount Parkway
  Batavia, IL............................       120           502            622             (10)         1987          1999
934 Paramount Parkway
  Batavia, IL............................        82           344            426              (7)         1987          1999
1324-40 Paramount Parkway
  Wood Dale, IL..........................       210           859          1,069             (18)         1992          1999
1243-53 Naperville, Dr.
  Romeoville, IL.........................       526         2,117          2,643             (45)         1994          1999
1201-25 Naperville Dr.
  Romeoville, IL.........................       238           965          1,203             (20)         1986          1999
1200 Independence Blvd.
  Romeoville, IL.........................       342         1,382          1,724             (29)         1983          1999
1237 Naperville Dr.
  Romeoville, IL.........................        61           256            317              (5)         1987          1999
1235 Naperville Dr.
  Romeoville, IL.........................        59           272            331              (5)         1987          1999
1231-33 Naperville Dr.
  Romeoville, IL.........................       195           793            988             (17)         1988          1999
1227 Naperville Dr.
  Romeoville, IL.........................        88           373            461              (8)         1988          1999
1229 Naperville Dr.
  Romeoville, IL.........................        69           287            356              (6)         1988          1999
1277 Naperville Dr.
  Romeoville, IL.........................       246         1,001          1,247             (21)         1992          1999
1265 Naperville Dr.
  Romeoville, IL.........................       572         2,300          2,872             (49)         1996          1999
1287 Naperville Dr.
  Romeoville, IL.........................       440         1,778          2,218             (37)         1997          1999
737 Fargo Ave.
  Elk Grove Village, IL..................       472         1,926          2,398             (30)         1975          1999
3511 W. Greentree Rd.
  Milwaukee, WI..........................       540         2,272          2,812             (41)      1969-1971        1999
951 Fargo Ave.
  Elk Grove Village, IL..................       954         2,664          3,618             (47)         1973          1999
6736 W. Washington
  West Allis, WI.........................       817         3,633          4,450             (81)         1998          1999

                                            LIFE UPON
                                              WHICH
                                           DEPRECIATION
                                            IN LATEST
                                              INCOME
                                           STATEMENT IS
DESCRIPTION                                  COMPUTED
-----------                                ------------
1020-50 W. Thorndale
  Itasca, IL.............................       (f)
780 AEC Dr.
  Wood Dale, IL..........................       (f)
165 Mittel Dr.
  Wood Dale, IL..........................       (f)
1936 University Lane
  Batavia, IL............................       (f)
1705-1775 Hubbard Ave.
  Batavia, IL............................       (f)
900 Paramount Parkway
  Batavia, IL............................       (f)
918 Paramount Parkway
  Batavia, IL............................       (f)
902 Paramount
  Batavia, IL............................       (f)
950 Paramount Parkway
  Batavia, IL............................       (f)
934 Paramount Parkway
  Batavia, IL............................       (f)
1324-40 Paramount Parkway
  Wood Dale, IL..........................       (f)
1243-53 Naperville, Dr.
  Romeoville, IL.........................       (f)
1201-25 Naperville Dr.
  Romeoville, IL.........................       (f)
1200 Independence Blvd.
  Romeoville, IL.........................       (f)
1237 Naperville Dr.
  Romeoville, IL.........................       (f)
1235 Naperville Dr.
  Romeoville, IL.........................       (f)
1231-33 Naperville Dr.
  Romeoville, IL.........................       (f)
1227 Naperville Dr.
  Romeoville, IL.........................       (f)
1229 Naperville Dr.
  Romeoville, IL.........................       (f)
1277 Naperville Dr.
  Romeoville, IL.........................       (f)
1265 Naperville Dr.
  Romeoville, IL.........................       (f)
1287 Naperville Dr.
  Romeoville, IL.........................       (f)
737 Fargo Ave.
  Elk Grove Village, IL..................       (f)
3511 W. Greentree Rd.
  Milwaukee, WI..........................       (f)
951 Fargo Ave.
  Elk Grove Village, IL..................       (f)
6736 W. Washington
  West Allis, WI.........................       (f)


                                                               INITIAL COSTS                        COSTS CAPITALIZED
                                                          ------------------------                    SUBSEQUENT TO
                                                                                                       ACQUISITION
                                                                     BUILDINGS AND              -------------------------
                                           ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND   CARRYING
DESCRIPTION                                    (E)          LAND          (A)          LAND     IMPROVEMENTS    COSTS (B)
-----------                                ------------   --------   -------------   --------   -------------   ---------
301 E. Vienna
  Milwaukee, WI..........................                   1,005          4,022          22            (65)
3602 N. Kennicott
  Arlington Heights, IL..................                     515          3,735          11             18
317 W. Lake St.
  Northlake, IL..........................                   2,735         10,940           0            479
1500 W. Thorndale Ave.
  Itasca, IL.............................                     328          1,312           0              7
10801 W. Irving Park Rd
  Chicago, IL............................                       0          8,056           0           (689)         159
3412-26 W. Touhy
  Skokie, IL.............................                     519          2,075           0             19
3450 W. Touhy
  Skokie, IL.............................                     970          3,881           0              6
11100 W. Silver Spring Rd.
  Milwaukee, WI..........................                     986          3,945           0             14
7525 West Industrial Dr.
  Forest Park, IL........................                     260          1,040           0             25
7526 Industrial Dr.
  Forest Park, IL........................                     192            768           0             13
875 Diggins St.
  Harvard, IL............................                     788          3,154          41            161
3400 West Pratt
  Lincolnwood, IL........................                   1,638          6,554          22             87
CONSTRUCTION IN PROGRESS:
O'hare Express--C
  Elk Grove Village, IL..................                   2,603         13,179                          0          335
5480 W. 70th
  Bedford Park, IL.......................                     475              4
5700 West Touhy Avenue
  Niles, IL..............................                   8,749         27,762          37                       1,093
Home Depot
  Montgomery, IL.........................                                  1,771                                      10
521 E. North Ave
  Glendale Heights, IL...................                   4,671
1324-40 Paramount
  Batavia, IL............................                     715
RETAIL PROPERTIES:
100 Old McHenry Road
  Wheeling, IL...........................                     482          2,152           0
351 N. Rohlwing Road
  Itasca, IL.............................                      81            464           1              0
4-48 Barrington Road
  Streamwood, IL.........................                     573          2,297         (62)           128
RESIDENTIAL PROPERTIES
440 North Lake Street
  Miller, IN.............................   21,532            711          3,086         101         19,154        3,980
OFFICES OF THE MANAGEMENT COMPANY
  Chicago, IL............................                     675         15,918         145         (1,371)         513
                                            -----------   -------       --------     -------       --------      -------
Totals...................................   $76,776       $159,713      $654,203     ($  480)      $151,151      $ 8,413
                                            ===========   =======       ========     =======       ========      =======


                                            GROSS AMOUNTS AT WHICH
                                             CARRIED AT CLOSE OF
                                                    PERIOD
                                           ------------------------
                                                      BUILDINGS AND                   ACCUMULATED       DATE OF         DATE
DESCRIPTION                                  LAND     IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION    CONSTRUCTION    ACQUIRED
-----------                                --------   -------------   -------------   ------------   --------------   ---------
301 E. Vienna
  Milwaukee, WI..........................     1,027         3,957          4,984             (62)         1999          1999
3602 N. Kennicott
  Arlington Heights, IL..................       526         3,753          4,279             (30)         1999          1999
317 W. Lake St.
  Northlake, IL..........................     2,735        11,419         14,154            (118)         1972          1999
1500 W. Thorndale Ave.
  Itasca, IL.............................       328         1,319          1,647              (7)         1991          1999
10801 W. Irving Park Rd
  Chicago, IL............................         0         7,526          7,526             (60)         1999          1999
3412-26 W. Touhy
  Skokie, IL.............................       519         2,094          2,613             (11)         1972          1999
3450 W. Touhy
  Skokie, IL.............................       970         3,887          4,857             (21)         1972          1999
11100 W. Silver Spring Rd.
  Milwaukee, WI..........................       986         3,959          4,945             (10)         1968          1999
7525 West Industrial Dr.
  Forest Park, IL........................       260         1,065          1,325              (3)         1974          1999
7526 Industrial Dr.
  Forest Park, IL........................       192           781            973              (2)         1992          1999
875 Diggins St.
  Harvard, IL............................       829         3,315          4,144              (9)         1952          1999
3400 West Pratt
  Lincolnwood, IL........................     1,660         6,641          8,301             (18)         1955          1999
CONSTRUCTION IN PROGRESS:
O'hare Express--C
  Elk Grove Village, IL..................     2,603        13,514         16,117               0
5480 W. 70th
  Bedford Park, IL.......................       475             4            479               0
5700 West Touhy Avenue
  Niles, IL..............................     8,786        27,762         36,548              (8)         1948          1997
Home Depot
  Montgomery, IL.........................         0         1,771          1,771               0
521 E. North Ave
  Glendale Heights, IL...................     4,671                        4,671                           0
1324-40 Paramount
  Batavia, IL............................       715                          715
RETAIL PROPERTIES:
100 Old McHenry Road
  Wheeling, IL...........................       482         2,203          2,685            (472)      1989-1990        1993
351 N. Rohlwing Road
  Itasca, IL.............................        82           464            546             (89)         1989          1993
4-48 Barrington Road
  Streamwood, IL.........................       511         2,425          2,936            (444)         1989          1994
RESIDENTIAL PROPERTIES
440 North Lake Street
  Miller, IN.............................       812        26,220         27,032          (8,443)    1971/1990-1993     1990
OFFICES OF THE MANAGEMENT COMPANY
  Chicago, IL............................       820        15,060         15,880          (4,922)
                                           --------      --------       --------        --------
Totals...................................  $159,233      $812,664       $971,897        ($85,408)
                                           ========      ========       ========        ========

                                            LIFE UPON
                                              WHICH
                                           DEPRECIATION
                                            IN LATEST
                                              INCOME
                                           STATEMENT IS
DESCRIPTION                                  COMPUTED
-----------                                ------------
301 E. Vienna
  Milwaukee, WI..........................       (f)
3602 N. Kennicott
  Arlington Heights, IL..................       (f)
317 W. Lake St.
  Northlake, IL..........................       (f)
1500 W. Thorndale Ave.
  Itasca, IL.............................       (f)
10801 W. Irving Park Rd
  Chicago, IL............................       (f)
3412-26 W. Touhy
  Skokie, IL.............................       (f)
3450 W. Touhy
  Skokie, IL.............................       (f)
11100 W. Silver Spring Rd.
  Milwaukee, WI..........................       (f)
7525 West Industrial Dr.
  Forest Park, IL........................       (f)
7526 Industrial Dr.
  Forest Park, IL........................       (f)
875 Diggins St.
  Harvard, IL............................       (f)
3400 West Pratt
  Lincolnwood, IL........................       (f)
CONSTRUCTION IN PROGRESS:
O'hare Express--C
  Elk Grove Village, IL..................
5480 W. 70th
  Bedford Park, IL.......................
5700 West Touhy Avenue
  Niles, IL..............................       (f)
Home Depot
  Montgomery, IL.........................
521 E. North Ave
  Glendale Heights, IL...................
1324-40 Paramount
  Batavia, IL............................
RETAIL PROPERTIES:
100 Old McHenry Road
  Wheeling, IL...........................       (f)
351 N. Rohlwing Road
  Itasca, IL.............................       (f)
4-48 Barrington Road
  Streamwood, IL.........................       (f)
RESIDENTIAL PROPERTIES
440 North Lake Street
  Miller, IN.............................       (f)
OFFICES OF THE MANAGEMENT COMPANY
  Chicago, IL............................       (f)

Totals...................................


                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

Notes to Schedule III:

(a) Initial cost for each respective property is the total acquisition costs associated with its purchase.

(b) Carrying costs consist of capitalized construction period interest, taxes and insurance.

(c) At December 31, 1999, the aggregate cost of land and buildings and equipment for Federal income tax purposes was approximately $978,572.

(d) Reconciliation of real estate and accumulated depreciation:

                         RECONCILIATION OF REAL ESTATE

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Balance at the beginning of year............................  $768,857   $662,275   $429,034
  Additions.................................................   256,264    143,342    246,463
  Dispositions..............................................   (53,224)   (36,760)   (13,222)
                                                              --------   --------   --------
Balance at close of year....................................  $971,897   $768,857   $662,275
                                                              ========   ========   ========

          RECONCILIATION OF ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Balance at beginning of year................................  $ 62,257   $ 44,352   $ 30,206
  Depreciation and amortization.............................    25,485     20,151     14,494
  Dispositions..............................................    (2,334)    (2,246)      (348)
                                                              --------   --------   --------
Balance at close of year....................................  $ 85,408   $ 62,257   $ 44,352
                                                              ========   ========   ========

(e) See description of encumbrances in Note 6 to Consolidated Financial Statements.

(f) Depreciation is computed based upon the following estimated lives:

        Buildings, improvements and carrying costs..................  31.5 to 40 years
        Land improvements...........................................  15 years
        Furniture, fixtures and equipment...........................  4 to 15 years

(g) These 20 properties collateralize $50,000 of mortgage bonds payable.