Form 10-Q
period 2000-03-31
CENTERPOINT PROPERTIES TRUST
filed 2000-05-15
CIK 912893

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-12630

CENTERPOINT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-3910279 (I.R.S. Employer Identification No.)
1808 Swift Road, Oak Brook, Illinois 60523-1501 (Address of principal executive offices)
(630) 586-8000 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

    Number of Common Shares of Beneficial Interest outstanding as of May 10, 2000: 20,757,586.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)
(UNAUDITED)

	March 31, 2000	December 31, 1999
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$164,118	$159,233
Buildings	655,462	620,224
Building improvements	130,089	127,306
Furniture, fixtures, and equipment	22,779	22,083
Construction in progress	36,460	43,051
Real estate held for sale	23,874	—

	1,032,782	971,897
Less accumulated depreciation and amortization	91,510	85,408

Net investment in real estate	941,272	886,489
Cash and cash equivalents	3,890	3,505
Restricted cash and cash equivalents	18,128	31,963
Tenant accounts receivable, net	23,466	18,962
Mortgage notes receivable	13,426	6,270
Investment in and advances to affiliate	127,595	114,083
Prepaid expenses and other assets	5,630	6,909
Deferred expenses, net	16,660	15,246

	$1,150,067	$1,083,427

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable and other debt	$82,549	$77,648
Senior unsecured debt	350,000	200,000
Tax-exempt debt	55,000	55,000
Line of credit	141,400	221,700
Preferred dividends payable	1,060	1,060
Accounts payable	9,867	16,957
Accrued expenses	34,823	37,864
Rents received in advance and security deposits	9,215	6,594

	683,914	616,823

Commitments and contingencies
Shareholders' equity:
Series A preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding having a liquidation preference of $25 per share ($75,000)	3	3
Series B convertible preferred shares of beneficial interest, $.001 par value; 1,000,000 issued and outstanding having a liquidation preference of $50 per share ($50,000)	1	1
Common shares of beneficial interest, $.001 par value, 47,727,273 shares authorized; 20,757,079 and 20,649,801 issued and outstanding, respectively	21	21
Additional paid-in-capital	509,680	506,456
Retained earnings (deficit)	(40,663)	(39,630)
Unearned compensation—restricted shares	(2,889)	(247)

Total shareholders' equity	466,153	466,604

	$1,150,067	$1,083,427

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)
(UNAUDITED)

	Three Months Ended March 31,
	2000	1999
Revenue:
Operating and investment revenue:
Minimum rents	$26,924	$21,343
Straight-line rents	1,288	844
Expense reimbursements	8,528	6,568
Mortgage interest income	67	44

Total operating and investment revenue	36,807	28,799

Other Revenue:
Real estate fee income	1,496	4,389
Equity in net income of affiliate	85	408

Total other revenue	1,581	4,797

Total revenue	38,388	33,596

Expenses:
Real estate taxes	8,226	6,565
Property operating and leasing	5,124	3,601
General and administrative	1,172	905
Depreciation and amortization	7,395	5,997
Interest expense:
Interest incurred, net	6,986	4,359
Amortization of deferred financing costs	515	458

Total expenses	29,418	21,885

Operating income	8,970	11,711
Other income (expenses)
Gain on sale of real estate	2,901	448

Net income	11,871	12,159
Preferred dividends	(2,528)	(1,590)

Net income available to common shareholders	$9,343	$10,569

Per share net income available to common shareholders:
Basic	$0.45	$0.52
Diluted	$0.45	$0.52
Distributions per common share	$0.5025	$0.475

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2000	1999
Cash flows from operating activities:
Net income	$11,871	$12,159
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debts
Depreciation	6,792	5,645
Amortization of deferred financing costs	515	458
Other amortization	603	352
Straight-line rents	(1,288)	(844)
Incentive stock awards	35	12
Interest on converted debentures	(1)
Equity in net (income) loss of affiliate	(85)	(408)
Gain on disposal of real estate	(2,901)	(448)
Net changes in:
Tenant accounts receivable	(3,289)	(1,000)
Prepaid expenses and other assets	(1,863)	(201)
Rents received in advance and security deposits	2,330	941
Accounts payable and accrued expenses	(5,188)	112

Net cash provided by operating activities	7,532	16,777

Cash flows from investing activities:
Change in restricted cash and cash equivalents	13,903	3,732
Acquisition of real estate	(48,445)	(16,868)
Additions to construction in progress	(8,871)	(7,035)
Improvements and additions to properties	(10,404)	(14,367)
Disposition of real estate	1,425	2,867
Change in deposits on acquisitions	3,127	(2,221)
Repayment of mortgage notes receivable	44	5
Investment in and advances to affiliate	(13,427)	730
Receivables from affiliates and employees	16	(19)
Additions to deferred expenses	(1,709)	(2,563)

Net cash used in investing activities	(64,341)	(35,739)

Cash flows from financing activities:
Proceeds from sale of common shares	547	207
Offering costs paid		(3)
Proceeds from issuance of unsecured notes payable	150,000	100,000
Proceeds from line of credit	77,700	85,600
Repayment of mortgage notes payable	(149)	(265)
Repayment of line of credit	(158,000)	(110,300)
Distributions	(12,904)	(11,175)

Net cash provided by financing activities	57,194	64,064

Net change in cash and cash equivalents	385	45,102
Cash and cash equivalents, beginning of the year	3,505	475

Cash and cash equivalents, end of period	$3,890	$45,577

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BASIS OF PRESENTATION:

    These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and subsidiaries (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 1999 Financial Statements and Notes thereto included in the Company's annual report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the December 31, 1999 Audited Financial Statements included in the Company's annual report on Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim financial statements.

    The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.  Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

    Under the terms of the Company's Restricted Stock Incentive Plan, adopted in 1995, employees were granted 76,609 restricted shares of the Company on March 8, 2000. Shares were awarded in the name of each of the participants, who have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met. Unearned compensation was recorded at the date of award based on the market value of the shares. The unearned compensation is being amortized over the eight-year vesting period unless the restriction is sooner lifted.

    Under the terms of the 1993 Stock Option Plan, as amended, options for 215,803 common shares were issued on March 8, 2000, The options were granted at $34.9375 per shares and are exercisable per the plan.

2.  Acquisition and Disposition of Real Estate

    In the first three months of 2000, the Company purchased nine properties from unrelated third parties for an aggregate cost of approximately $50.8 million. The Company also purchased one property at cost from CenterPoint Realty Services ("CRS"), its unconsolidated subsidiary, for approximately $4.2 million. In addition, the Company disposed of two properties for an aggregate sales price of approximately $9.0 million. These acquisitions were funded first with proceeds from the dispositions and then from advances on the Company's lines of credit.

    Also, in the first quarter of 2000, the Company's unconsolidated affiliate, CRS, purchased three properties from unrelated third parties for an aggregate cost of approximately $9.9 million and disposed of three properties for an aggregate sales price of approximately $8.7 million, which included one property sold to the Company. These acquisitions were funded first with proceeds from dispositions and then from advances on the Company's lines of credit.

3.  Investment in and Advances to Affiliate

    The Company holds approximately 99% of the economic interest in CRS. To maintain compliance with limitations on income from business activities received by REITs and their qualified REIT subsidiaries, the Company holds its interest in CRS in the form of non-voting equity ownership, which qualifies as an unconsolidated taxable subsidiary.

    Since its inception in 1995, CRS and its subsidiaries have engaged in businesses and services which compliment the Company's business, including the purchase and sale of warehouse/industrial real estate, the provision of services and commodities to tenants of the Company, the development of real property and the management of properties owned by third parties. Income from these activities, received by REITs and their qualified REIT subsidiaries, is limited under current REIT tax regulations.

    Summarized financial information of CRS is shown below. Certain items in the CRS financial statements have been reclassified to conform with 2000 presentation with no effect on net income.

Balance Sheets:

	March 31, 2000	December 31, 1999
	(in thousands)
Assets:
Land	$12,516	$17,556
Buildings	51,835	44,832
Construction in progress	44,736	34,375
Real estate held for sale	9,635	2,511
Less accumulated depreciation	(1,241)	(861)

	117,481	98,413
Other assets	4,745	4,853
Investment in CenterPoint Venture, LLC	1,990
Mortgage notes receivable	13,010	17,968

	$137,226	$121,234

Liabilities:
Note payable to affiliate—CenterPoint Properties Trust	$122,436	$108,584
Construction line of credit	4,480
Participation interest due CenterPoint Properties Trust	564	989
Other liabilities	5,105	7,106

	132,585	116,679
Stockholders' equity	4,641	4,555

	$137,226	$121,234

Statement of Operations:

	Three Months Ended March 31,
	2000	1999
	(in thousands)
Income:
Property sales	$8,741	$9,273
Rental income	1,852	184
Equity in net (loss) of CenterPoint Venture LLC	(84)
Other income	280	190

	10,789	9,647
Operating expenses:
Cost of property sales	6,629	7,462
Participation interest	1,137	692
Other expenses	663	422
Depreciation and amortization	453	15
Interest	1,767	397

	10,649	8,988
Provision for income taxes	54	247

Net income	$86	$412

    CRS owned 11 warehouse/industrial properties, totaling 1.6 million square feet (unaudited), as of March 31, 2000, which were 92% leased (unaudited). CRS also had two and three warehouse/industrial properties under construction as of March 31, 2000 and December 31, 1999, respectively, and owned eleven and ten land parcels for future developments as of March 31, 2000, and December 31, 1999, respectively.

    As of March 31, 2000, the Company had an outstanding balance due from CRS of $122,436, under a series of demand loans with interest rates ranging from 8.0% to 11.1%. The proceeds of the loans were required for development projects and property purchases.

4.  Supplemental Information to Statements of Cash Flows (in thousands)

    Supplemental disclosures of cash flow information for the three months ended March 31, 2000 and 1999:

	2000	1999
Interest paid	$8,896	$2,024
Interest capitalized	498	297

    In conjunction with the acquisition of real estate, for the three months ended March 31, 2000 and 1999 the Company acquired the following asset and assumed the following liability amounts:

	2000	1999
Purchase of real estate	$55,048	$17,694
Mortgage notes payable	(5,049)
Liabilities, net of other assets	(1,554)	(826)

Acquisition of real estate	$48,445	$16,868

    In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the three months ended March 31, 2000 and 1999:

	2000	1999
Disposal of real estate	$5,777	$3,173
Mortgage notes receivable	(7,200)
Liabilities, net of other assets	(53)	(754)
Gain on sale of properties	2,901	448

Disposition of real estate	$1,425	$2,867

    There were no remaining convertible subordinated debentures as of the end of 1999, and therefore, there were no conversions in 2000. For the first three months of 1999, the conversions of convertible subordinated debentures payable are summarized below:

1999
Convertible subordinated debentures converted	$180
Common shares issued at $18.25 per share, 9,861	180

Cash disbursed for fractional shares	$—

5.  Senior Unsecured Debt

    On January 12, 2000 the Company issued $150 million 7.9% senior unsecured notes due January 15, 2003. The notes are lead by Lehman Brothers Holdings, with A.G. Edwards & Sons, Inc., Banc of America Securities LLC, Bank One Capital Markets, Inc., and First Union Securities acting as co-managers. The net proceeds of issuance of approximately $149.1 million were used to pay down the Company's line of credit.

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

    The Company has entered into other contracts for the acquisition and disposition of properties. Each acquisition transaction is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the projects.

    At March 31, 2000, four of the properties owned by the Company were subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006 for amounts that were greater than the net book value of the assets. As of the end of the first quarter of 2000, the Company was notified by one tenant of the exercise of its right to purchase a property.

7.  Subsequent Events

    On April 21, 2000, the Company sold the above mentioned property under its exercised purchase option which resulted in a gain of $1.2 million.

8.  Earnings Per Common Share

    The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the three months ended March 31, 2000 and 1999.

	Three Months Ended March 31,
	2000	1999
	(in thousands, except for share data)
Numerators:
Net income	$11,871	$12,159
Dividends on preferred shares	(2,528)	(1,590)

Net income available to common shareholders—for basic and diluted EPS	$9,343	$10,569

Denominators:
Weighted average common shares outstanding—for basic EPS	20,685,376	20,161,803
Effect of share options	297,221	206,141

Weighted average common shares outstanding—for diluted EPS	20,982,597	20,367,944

    The assumed conversion of the convertible preferred shares and convertible subordinated debentures into common shares for purposes of computing diluted earnings per share by adding preferred distributions and interest expense, respectively, to the numerators, and adding the assumed share conversions to the denominators for the three months ended March 31, 2000 and 1999 would be anti-dilutive.

9.  Pro Forma Financial Information

    Due to the effect of securities offering in June, 1999 and 2000 and 1999 acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the three months ended March 31, 2000 and 1999 is presented as if the 1999 and 2000 acquisitions and dispositions, the 1999 securities offering, and the corresponding repayment of certain debt had all occurred on January 1, 1999 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at January 1, 1999, or to project results for any future period.

	Three Months Ended March 31,
	2000	1999
	(in thousands, except for share and per share data)
Total revenues	$38,709	$33,362
Total expenses	26,992	20,963

Net income	11,717	12,399
Preferred dividends	(2,528)	(1,590)

Net income available to common shareholders	$9,189	$10,809

Per share net income available to common shareholders:
Basic	$0.44	$0.54
Diluted	$0.44	$0.53
Weighted average common shares outstanding—basic	20,685,376	20,161,803
Weighted average common shares outstanding—diluted	20,982,597	20,367,944

10.  Recent Pronouncements

    In June, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has no derivative positions as of March 31, 2000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Company's Form 10-K filed for the fiscal year ended December 31, 1999 and the unaudited financial statements presented with this Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999.

Revenues

    Total revenues increased by $4.8 million or 14.3% over the same period last year.

    In the first quarter of 2000, 95.9% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

    Operating and investment revenues increased by $8.0 million in the first quarter of 2000. A portion of the increase from the prior year is due to income from 10 acquired properties in the first three months of 2000, totaling 1.8 million square feet, net of two Company-owned property dispositions as of March 31, 2000. The remainder of the increase was attributable to a full period of income from the 1999 acquisition and completion of development of 64 properties, totaling 5.1 million square feet, net of nine property dispositions.

    Other revenues decreased $3.2 million partly due to the structuring of 2000's merchant transactions as gains on the sale of properties rather than real estate fee income.

Operating and Nonoperating Expenses

    Real estate tax expense and property operating and leasing expense increased by $3.2 million from period to period. The majority of the increase, $1.7 million, resulted from a full period of real estate taxes on 1999 acquisitions and a partial period of real estate taxes on 2000 acquisitions, net of dispositions. Property operating and leasing costs also increased. When comparing the first quarter of 2000 to the first quarter of 1999, property operating and leasing costs as a percentage of total revenues increased from 10.7% to 13.3% due to current and future growth of the Company's operating team and operating activity on 2000 and 1999 acquisitions and developments.

    General and administrative expenses increased when comparing periods. As a percentage of total revenues, general and administrative expenses increased from 2.7% to 3.1% when comparing the first quarter of 1999 to the first quarter of 2000 due to company growth.

    Depreciation and amortization increased by $1.4 million due to a full period of depreciation on 1999 acquisitions and partial period depreciation on 2000 acquisitions.

    Interest incurred increased by approximately $2.6 million over the same period last year due to higher average balances outstanding in the first quarter of 2000 compared to 1999.

    Gains on the sale of real estate increased in the first quarter of 2000 due to the sale of two properties at a higher margin than the one sold in the first quarter of 1999.

Net Income and Other Measures of Operations

    Net income decreased $0.3 million or 2% due to a slight decrease in the volume of other revenues, relating to build-to-suit development and leasing activity.

    Funds from operations (FFO) increased 3.6% from $16.6 million to $17.2 million when the first quarter of 1999 to the first quarter of 2000. These FFO results include the effect of the restatement of $2.7 million from prior periods to the first quarter of 1999. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. The Company includes in its calculation of FFO the gains (or losses) realized from its disposition activity, measured as the sale price, net of selling costs, less book value after adding back accumulated depreciation. The disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business focus and funding strategy. In the Company's view, FFO is appropriately adjusted by results of this core, regular and recurring activity, although period to period variability is possible because of changing market conditions and the progress of individual disposition negotiations. Funds from Operations does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

    When comparing the first quarter results of operations of properties owned at January 1, 1999 with the results of operations of the same properties for the first quarter 2000 (the "same store" portfolio), the Company recognized an increase of approximately 4.7% in net operating income. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the first quarter of 2000 was 86.1% compared with 88.2% for the same period last year, decreasing due mainly to transitional vacancy.

Liquidity and Capital Resources

Operating and Investment Cash Flow

    Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from financings and capital raises have been used to fund acquisitions and other capital costs. Cash flow from operations during the first three months of 2000 was $7.5 million lower than the prior year. An increase in tenant accounts receivable contributed to the reduction, but the Company's focus on property dispositions to fund capital requirements and a timing issue played a larger role. The Company's merchant income, previously structured as fees contributed to cash flow from operations while gains on sale of real estate contributes to the Company's investment activity. Also, an April 1 interest payment that would normally fall in the second quarter was paid in March because April 1 fell on a weekend. After adjusting for the gains on property sales and the interest payment, cash flow from operations for the first quarter of 2000 was $13.8 million, which was offset by $12.9 million in 2000 distributions. This provided $0.9 million of retained capital. The Company expects retained capital to increase in future quarters and to fund a portion of future investment activities.

    For the first three months of 2000, the Company's investment activities include acquisitions of $48.4 million, advances for construction in progress of $8.9 million, and improvements and additions to properties of $10.4 million. These activities were funded with dispositions of real estate of $1.4 million, advances on the company's line of credit and a portion of the Company's retained capital. Advances on the

Company's line of credit also funded advances to affiliate of $13.4 million for construction in progress at the subsidiary level.

Equity and Share Activity

    During the first three months of 2000, the Company paid distributions on common shares of $10.4 million or $0.5025 per share. Also, in 2000, the Company paid dividends on Series A Preferred Shares of $1.6 million or $0.53 per share and $0.9 million for dividends on Series B Convertible Preferred Shares or $0.9375 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured line of credit.

Debt Capacity

    The Company has a $250 million unsecured credit facility led by Bank One. As of May 10, 2000, the Company had outstanding borrowings of approximately $127 million under the Company's unsecured line of credit (approximately 8.4% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $123 million under its unsecured line of credit.

    At March 31, 2000, the Company's debt constituted approximately 42.2% of its fully diluted total market capitalization. Also, the Company's debt service coverage ratio decreased from year end, but remained high at 3.8 to 1, and the Company's fixed charge coverage ratio was 2.8 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $756.3 million, and its fully diluted total market capitalization of approximately $1.5 billion.

    Standard and Poors, Duff & Phelps Credit Rating Co. and Moody's Investors Service's have assigned investment grade ratings to the Company's senior unsecured debt and preferred stock issuable under the Company's shelf registration statement.

    The Company has considered it's short-term (one year or less) capital needs, in conjunction with its estimated future cash flow from operations and other expected sources. The Company believes that it is able to fund operating expenses, building improvements, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code.

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

Recent Pronouncements

    In June, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has no derivative positions as of March 31, 2000.

Forward Looking Statements

    This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT and the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

    The Company assesses its risk in relation to market conditions, and a discussion about the Company's exposure to possible changes in market conditions follows. This discussion involves the effect on earnings, cash flows and the value of the Company's financial instruments as a result of possible future market condition changes. The discussions below include "forward looking statements" regarding market risk, but management is not forecasting the occurrence of these market changes. The actual earnings and cash flows of the Company may differ materially these projections discussed below.

    At March 31, 2000, $196.4 million or 31.2% of the Company's debt was variable rate debt and $432.5 million or 68.8% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of March 31, 2000, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $1.2 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would effect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

    The Company is subject to other non-quantifiable market risks due to the nature of its business. The business of owning and investing in real estate is highly competitive. Sever factors may adversely affect the economic performance and value or our properties and the Company. These factors include:

  •
  Adverse changes in general or local economic conditions affecting real estate values, rental rates, interest rates, real estate tax rates and other operating expenses.

  •
  Competitive overbuilding.

  •
  Our inability to keep high levels of occupancy in our properties.

  •
  Tenant defaults.

  •
  Unfavorable changes in governmental rules and fiscal policies (including rent control legislation).

  •
  Our ability to sell properties.

  •
  Acts of God and other factors that are beyond our control.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST a Maryland Company
	By:	/s/ PAUL S. FISHER Paul S. Fisher Executive Vice President and Chief Financial Officer
May 10, 2000		(Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
PART II. OTHER INFORMATION
SIGNATURES