Form 10-K/A
period 1999-12-31
CENTERPOINT PROPERTIES TRUST
filed 2000-08-11
CIK 912893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10K/A

(Mark One)

     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ____  EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended DECEMBER 31, 1999 or

   ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ______________ to _______________

                         Commission file number 1-12630
                                               ---------

                          CENTERPOINT PROPERTIES TRUST
           ---------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Maryland                                36-3910279
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1808 Swift Drive, Oak Brook, Illinois              60523
-------------------------------------              -----
(Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:       (630) 586-8000
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:


                Title of Each Class                             Name of Each Exchange On Which Registered
                -------------------                             -----------------------------------------
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

                                      None
                             ----------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 X  Yes   __ No

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

                                    PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  1.       The consolidated financial statements indicated in
                           Part II, Item 8 "Financial Statements and
                           Supplementary Data." See Index to Financial
                           Statements on Page F-1 of this Annual Report on Form 10-K.*********

                  2. The financial statement schedules indicated in Part II, Item 8 "Financial Statements and Supplementary Data." See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K.*********

                  3.       The exhibits listed in part (c) of this Item 14.

         (b)      Reports on Form 8-K.

         (c)      Exhibits


        Exhibit
        Number                              Description
        ------                              -----------
         ***3.1   Declaration of Trust, as supplemented by Articles
                  Supplementary

         ***3.2   Bylaws, as amended

          **4.1   Registration Rights Agreement between the Company and LaSalle
                  Advisors Limited Partnership

       *****4.2   Rights Amendment dated as of July 30, 1998 between CenterPoint
                  Properties Trust and First Chicago Trust Company of New York, as Rights Agent.

           *4.3   Form of Senior Securities Indenture

        ****4.4   Form of First Supplemental Indenture

     *******4.5   Form of Second Supplemental Indenture

    *******10.1   Second Amended and Restated Credit Agreement dated as of
                  November 23, 1998 among CenterPoint Properties Trust, the
                  First National Bank of Chicago and Bank of America N.T.S.A.

    *******10.2   Form of Employment and Severance Agreement between the
                  Company and each of John S. Gates, Jr, Paul S. Fisher,
                  Rockford O. Kottka, Paul T. Ahern and Mike M. Mullen

        ***10.3   CenterPoint Properties Amended and Restated 1993 Stock Option
                  Plan, as amended

         **10.4   1995 Restricted Stock Incentive Plan

         **10.5   1995 Director Stock Plan

         10.6     Stock Option Agreement between the Company and Martin Barber



         10.7     Stock Option Agreement between the Company and Nicholas C.
                  Babson

         10.8     Stock Option Agreement between the Company and Norman Bobins

         10.9     Stock Option Agreement between the Company and Alan D. Feld

         10.10    Stock Option Agreement between the Company and John J.
                  Kinsella

         10.11    Stock Option Agreement between the Company and Thomas E.
                  Robinson

         10.12    Stock Option Agreement between the Company and Robert L.
                  Stovall

         10.13    Stock Option Agreement between the Company and John S. Gates,
                  Jr.

         10.14    Stock Option Agreement between the Company and Michael M.
                  Mullen

         10.15    Stock Option Agreement between the Company and Paul S. Fisher

         10.16    Stock Option Agreement between the Company and Rockford O.
                  Kottka

         10.17    Stock Option Agreement between the Company and Paul T. Ahern

         10.18    Limited Liability Company Agreement of CenterPoint Venture,
                  L.L.C., dated as of December 29, 1999 by and between CenterPoint Realty Services Corporation and CalEast Industrial
                  Investors, L.L.C. (Upon request by the Commission, the Company agrees to furnish to the Commission, supplementary, any schedules or exhibits that are omitted from this document.)

         10.19    CenterPoint Properties Trust 2000 Omnibus Share and Incentive
                  Plan

*********12.1     Computation of the Ratios of Earnings to Fixed Charges

*********12.2     Computation of the Ratios of Earnings to Combined Fixed
                  Charges and Preferred Dividends

*********21       Subsidiaries of the Company

*********23       Consent of Independent Accountants

*********27       Financial Data Schedule
--------------------------------------------------------------------------------





         *         Incorporated by reference to the Company's Registration
                   Statement on Form S-3 (File No. 333-49359)

         ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995

         *** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, the Company's current report on Form 8-K dated June 21, 1999 and the Company's Form 8-A (Filed on June 17, 1999)

         **** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998

         ***** Incorporated by reference to the Company's Current Report on Form 8-K dated April 3, 1998

         ****** Incorporated by reference to the Company's Current Report on Form 8-K dated August 3, 1998

         ******* Incorporated by reference to the Company's Current Report on Form 8-K dated October 23, 1998

         ******** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998

         ********* Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999




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