Form 10-Q
period 2000-06-30
CENTERPOINT PROPERTIES TRUST
filed 2000-08-14
CIK 912893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

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

                                 (630) 586-8000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---    ---
Number of Common Shares of Beneficial Interest outstanding as of August 11, 2000: 20,764,736.

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                          PART I. FINANCIAL INFORMATION


Item 1.       Financial Statements                                                                3

              Consolidated Balance Sheets                                                         3

              Consolidated Statements of Operations                                               4

              Consolidated Statements of Cash Flows                                               5

              Notes to Consolidated Financial Statements                                          6

Item 2.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                                            13

Item 3.       Qualitative and Quantitative Disclosures about Market Risk                         19

                           PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security-holders                                20

Item 6.       Exhibits and Reports on Form 8-K                                                   20


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                     ASSETS

                                                                                                JUNE 30,           DECEMBER 31,
                                                                                                  2000                 1999
                                                                                               -----------         -----------
Assets:
   Investment in real estate:
     Land and leasehold                                                                        $   159,394         $   159,233
     Buildings                                                                                     642,204             620,224
     Building improvements                                                                         119,719             127,306
     Furniture, fixtures, and equipment                                                             23,627              22,083
     Construction in progress                                                                       40,292              43,051
                                                                                               -----------         -----------
                                                                                                   985,236             971,897
     Less accumulated depreciation and amortization                                                (94,497)            (85,408)
     Real estate held for sale, net                                                                 36,366                  --
                                                                                               -----------         -----------
       Net investment in real estate                                                               927,105             886,489

   Cash and cash equivalents                                                                            28               3,505
   Restricted cash and cash equivalents                                                             22,150              31,963
   Tenant accounts receivable, net                                                                  24,100              18,962
   Mortgage notes receivable                                                                        13,398               6,270
   Investment in and advances to affiliate                                                         127,385             114,083
   Prepaid expenses and other assets                                                                 3,561               6,909
   Deferred expenses, net                                                                           16,810              15,246
                                                                                               -----------         -----------
                                                                                               $ 1,134,537         $ 1,083,427
                                                                                               ===========         ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable and other debt                                                       $    82,361         $    77,648
   Senior unsecured debt                                                                           350,000             200,000
   Tax-exempt debt                                                                                  55,000              55,000
   Line of credit                                                                                  123,000             221,700
   Preferred dividends payable                                                                       1,060               1,060
   Accounts payable                                                                                  2,757              16,957
   Accrued expenses                                                                                 45,293              37,864
   Rents received in advance and security deposits                                                   8,377               6,594
                                                                                               -----------         -----------
                                                                                                   667,848             616,823
                                                                                               -----------         -----------

Commitments and contingencies

Shareholders' equity:
   Series A preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding having a liquidation
     preference of $25 per share ($75,000)                                                               3                   3
   Series B convertible preferred shares of beneficial interest, $.001 par value; 1,000,000 issued and outstanding having a liquidation preference of
     $50 per share ($50,000)                                                                             1                   1
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
     authorized; 20,763,661 and 20,649,801 issued and outstanding, respectively                         21                  21
   Additional paid-in-capital                                                                      509,903             506,456
   Retained earnings (deficit)                                                                     (40,523)            (39,630)
   Unearned compensation - restricted shares                                                        (2,716)               (247)
                                                                                               -----------         -----------
     Total shareholders' equity                                                                    466,689             466,604
                                                                                               -----------         -----------
                                                                                               $ 1,134,537         $ 1,083,427
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

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                                      --------                        --------
                                                                2000            1999              2000           1999
                                                              --------         --------         --------         --------
Revenue:
   Operating and investment revenue:
     Minimum rents                                            $ 27,498         $ 21,598         $ 54,422         $ 42,941
     Straight-line rents                                           869            1,420            2,157            2,264
     Expense reimbursements                                      9,369            6,229           17,897           12,797
     Mortgage interest income                                      242              364              309              408
                                                              --------         --------         --------         --------

       Total operating and investment revenue                   37,978           29,611           74,785           58,410
                                                              --------         --------         --------         --------

   Other Revenue:
     Real estate fee income                                      1,615            1,978            3,110            6,367
     Equity in net (loss) income of affiliate                     (172)             465              (87)             873
                                                              --------         --------         --------         --------

       Total other revenue                                       1,443            2,443            3,023            7,240
                                                              --------         --------         --------         --------

       Total revenue                                            39,421           32,054           77,808           65,650
                                                              --------         --------         --------         --------

Expenses:
   Real estate taxes                                             9,113            7,127           17,338           13,692
   Property operating and leasing                                4,087            3,282            9,219            6,863
   General and administrative                                    1,110              940            2,282            1,846
   Depreciation and amortization                                 9,044            7,223           16,439           13,220
   Interest expense:
     Interest incurred, net                                      7,685            5,018           14,671            9,378
     Amortization of deferred financing costs                      492              505            1,007              961
                                                              --------         --------         --------         --------

       Total expenses                                           31,531           24,095           60,956           45,960
                                                              --------         --------         --------         --------

       Operating income                                          7,890            7,959           16,852           19,690

Other income (expense):
       Gain on sale of real estate                               5,217                             8,118              448
       Other income (expense)                                       29               (7)              36              (27)
                                                              --------         --------         --------         --------

Income before extraordinary item                                13,136            7,952           25,006           20,111

Extraordinary item                                                                 (582)                             (582)
                                                              --------         --------         --------         --------

Net income                                                      13,136            7,370           25,006           19,529

Preferred dividends                                             (2,528)          (1,662)          (5,055)          (3,252)
                                                              --------         --------         --------         --------

Net income available to common shareholders                   $ 10,608         $  5,708         $ 19,951         $ 16,277
                                                              ========         ========         ========         ========

Per share income before extraordinary item:
     Basic                                                    $   0.51         $   0.31         $   0.96         $   0.84
     Diluted                                                  $   0.50         $   0.31         $   0.95         $   0.83

Per share net income available to common shareholders:
     Basic                                                    $   0.51         $   0.28         $   0.96         $   0.81
     Diluted                                                  $   0.50         $   0.28         $   0.95         $   0.80

Distributions per common share                                $ 0.5025         $  0.438         $  1.005         $  0.950


The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                     2000               1999
                                                                   ---------         ---------
Cash flows from operating activities:
   Net income                                                      $  25,006         $  19,529
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Extraordinary item                                                                  582
       Bad debts                                                         200               342
       Depreciation                                                   15,140            12,339
       Amortization of deferred financing costs                        1,007               961
       Other amortization                                              1,299               881
       Straight-line rents                                            (2,157)           (2,264)
       Incentive stock awards                                            230                24
       Interest on converted debentures                                                     49
       Equity in net loss (income) of affiliate                           87              (873)
       Gain on disposal of real estate                                (8,118)             (448)
       Net changes in:
         Tenant accounts receivable                                   (4,114)           (1,768)
         Prepaid expenses and other assets                              (854)             (705)
         Rents received in advance and security deposits               1,653               (11)
         Accounts payable and accrued expenses                         4,793             4,086
                                                                   ---------         ---------
   Net cash provided by operating activities                          34,172            32,724
                                                                   ---------         ---------

Cash flows from investing activities:
   Change in restricted cash and cash equivalents                      9,880             4,856
   Acquisition of real estate                                        (63,357)         (106,759)
   Additions to construction in progress                             (20,794)          (16,172)
   Improvements and additions to properties                          (13,416)          (13,566)
   Proceeds from sale of real estate                                  36,871            22,319
   Change in deposits on acquisitions                                  4,207            (2,221)
   Repayment of mortgage notes receivable                                 72                11
   Investment in and advances to affiliate                           (13,389)          (42,241)
   Receivables from affiliates and employees                              (8)               58
   Additions to deferred expenses                                     (3,527)           (5,939)
                                                                   ---------         ---------
Net cash used in investing activities                                (63,461)         (159,654)
                                                                   ---------         ---------

Cash flows from financing activities:
   Proceeds from sale of preferred shares                                               50,000
   Proceeds from sale of common shares                                   749               613
   Offering costs paid                                                                  (2,023)
   Proceeds from issuance of unsecured notes payable                 150,000           100,000
   Proceeds from issuance of mortgage notes payable                                     21,605
   Proceeds from line of credit                                       94,700           214,300
   Repayment of mortgage notes payable                                  (336)          (32,226)
   Repayment of revenue bonds                                                          (20,540)
   Repayment of line of credit                                      (193,400)         (180,300)
   Distributions                                                     (25,901)          (22,315)
                                                                   ---------         ---------
Net cash provided by financing activities                             25,812           129,114
                                                                   ---------         ---------

Net change in cash and cash equivalents                               (3,477)            2,184
Cash and cash equivalents, beginning of the year                       3,505               475
                                                                   ---------         ---------

Cash and cash equivalents, end of period                           $      28         $   2,659
                                                                   =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and subsidiaries (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 1999 Financial Statements and Notes thereto included in the Company's annual report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the December 31, 1999 Audited Financial Statements included in the Company's annual report on Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim financial statements.

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

Under the terms of the 1993 Stock Option Plan, as amended, options for 215,803 common shares were issued on March 8, 2000. The options were granted at $34.9375 per share and vest according to the plan over a period of 5 years.

Under the terms of the 1995 Director Stock Plan, 2,640 common shares were issued on May 10, 2000. In connection with the issuance of such shares, $0.1 million was charged against expense in 2000.

2.       ACQUISITION AND DISPOSITION OF REAL ESTATE

In the first six months of 2000, the Company purchased fourteen properties from unrelated third parties for an aggregate cost of approximately $66.2 million. The Company also transferred one property at cost from CenterPoint Realty Services ("CRS"), its unconsolidated subsidiary, for approximately $4.2 million. In addition, the Company disposed of ten operating properties and one land parcel for an aggregate sales price of approximately $44.1 million. The land parcel was sold to CRS at cost, approximately $0.7 million. The acquisitions were funded first with proceeds from the dispositions and then from advances on the Company's lines of credit.

During the first half of 2000, the Company's unconsolidated affiliate, CRS, purchased five properties from unrelated third parties for an aggregate cost of approximately $15.8 million, which includes one land parcel purchased from the Company. CRS disposed of eight properties for an aggregate sales price of approximately $16.3 million, which included one property sold to the Company. These acquisitions were funded first with proceeds from dispositions and then from advances on the Company's lines of credit.

3.       REAL ESTATE HELD FOR SALE

At June 30, 2000, the Company had approximately 0.7 million square feet of warehouse/industrial properties held for sale. Net income (property revenues less real estate taxes, property operating and leasing expenses, and depreciation and amortization) related to the properties held for sale at June 30, 2000 was approximately $1.0 million and $2.5 million for the six months ended June 30, 2000 and 1999 respectively. There can be no assurance that such properties held for sale will be sold.

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


Balance Sheets:
                                                          JUNE 30,        DECEMBER 31,
                                                           2000              1999
                                                           ----              ----
                                                               (in thousands)
Assets:
         Land                                           $  13,196         $  17,556
         Buildings                                         57,313            44,832
         Construction in progress                          48,272            34,375
         Real estate held for sale                          5,622             2,511
         Less accumulated depreciation                     (1,663)             (861)
                                                        ---------         ---------
                                                          122,740            98,413


         Other assets                                       9,948             4,730
         Investment in CenterPoint Venture, LLC             1,886
         Mortgage notes receivable                         10,773            17,968
                                                        ---------         ---------
                                                        $ 145,347         $ 121,111
                                                        =========         =========

Liabilities:
         Note payable to affiliate - CenterPoint
              Properties Trust                          $ 122,246         $ 108,584
         Construction line of credit                        7,439
         Participation interest due
              CenterPoint Properties Trust                    716               989
         Other liabilities                                 10,478             6,983
                                                        ---------         ---------
                                                          140,879           116,556

Stockholders' equity                                        4,468             4,555
                                                        ---------         ---------
                                                        $ 145,347         $ 121,111
                                                        =========         =========



Statements of Operations:
                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                  2000            1999
                                                                --------         --------
                                                                     (in thousands)
Income:
         Property sales                                         $ 18,268         $ 18,991
         Rental income                                             3,946            1,805
         Equity in net (loss) of CenterPoint Venture LLC            (107)
         Other income                                                558              391
                                                                --------         --------
                                                                  22,665           21,187
Operating expenses:
         Cost of property sales                                   13,920           14,786
         Participation interest                                    2,492            1,567
         Other expenses                                            1,493              857
         Depreciation and amortization                               992              510
         Interest                                                  3,911            1,612
                                                                --------         --------
                                                                  22,808           19,332

Provision for income taxes                                            56             (972)
                                                                --------         --------

Net (loss) income                                               $    (87)        $    883
                                                                ========         ========


CRS owned 10 warehouse/industrial properties, totaling 1.6 million square feet, as of June 30, 2000, which were 92% leased. CRS also had three warehouse/industrial properties under construction as of June 30, 2000 and December 31, 1999, and owned nine and ten land parcels for future developments as of June 30, 2000, and December 31, 1999, respectively.


CRS had an outstanding balance due to the Company of $122,246 as of June 30, 2000, under a series of demand loans with interest rates ranging from 8.0% to 11.1%. The proceeds of the loans were required for development projects and property purchases.

5.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for the six months ended June 30, 2000 and 1999:

                                                                            2000             1999
                                                                        ------------     ------------
         Interest paid                                                 $       3,332     $      4,007
         Interest capitalized                                                    498              656

In conjunction with the acquisition of real estate, for the six months ended June 30, 2000 and 1999 the Company acquired the following assets and assumed the following liability amounts:

                                                                            2000               1999
                                                                         -----------         --------
         Purchase of real estate                                         $    70,371         $109,999
         Mortgage notes payable                                               (5,049)
         Liabilities, net of other assets                                     (1,965)          (3,240)
                                                                         -----------         --------
         Acquisition of real estate                                      $    63,357         $106,759
                                                                         ===========         ========

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the six months ended June 30, 2000 and 1999:

                                                                            2000               1999
                                                                         -----------        ---------
         Net basis of real estate sold                                   $   35,941         $  22,598
         Mortgage notes receivable                                           (7,200)
         Liabilities, net of other assets                                        12              (727)
         Gain on sale of properties                                           8,118               448
                                                                         -----------        ---------
         Proceeds from real estate sold                                  $   36,871         $  22,319
                                                                         ===========        =========

There were no remaining convertible subordinated debentures as of the end of 1999, and therefore, there were no conversions in 2000. For the first six months of 1999, the conversions of convertible subordinated debentures payable are summarized below:

                                                                                             1999
                                                                                         ------------
         Convertible subordinated debentures converted                                   $        507
         Common shares issued at $18.25 per share,
         27,778                                                                                   507
                                                                                         ------------
         Cash disbursed for fractional shares                                            $          -
                                                                                         ============

6.       SENIOR UNSECURED DEBT

On January 12, 2000 the Company issued $150 million 7.9% senior unsecured notes due January 15, 2003. The notes were underwritten by Lehman Brothers Holdings, with A.G. Edwards & Sons, Inc., Banc of America Securities LLC, Bank One Capital Markets, Inc., and First Union Securities acting as co-managers. The net proceeds of issuance of approximately $149.1 million were used to pay down the Company's lines of credit.

7.       COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations and liquidity of the Company.

The Company has entered into contracts for the acquisition and disposition of properties. Each acquisition transaction is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the projects.

At June 30, 2000, three of the properties owned by the Company were subject to purchase options held by certain tenants. The purchase options were exercisable at various intervals through 2006 for amounts that are greater than the net book value of each property.

8        SUBSEQUENT EVENTS

On August 10, 2000, the United States Army transferred ownership of a portion of the former Joliet Arsenal, an Army munitions manufacturing facility closed in 1976, to the Company for redevelopment. The 2,242 acres project will be one the nation's largest private developments. Over the next 12 years, the Company plans to build as much as 17 million square feet of distribution and manufacturing space in an industrial park adjacent to a major multi-modal rail facility to be operated by the Burlington Northern and Santa Fe Railway Company (BNSF). BNSF has agreed to lease 560 acres and has additionally agreed to acquire 56 acres for development of the multi-modal facility.

9.       EARNINGS PER COMMON SHARE

The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the three months ended June 30, 2000 and 1999.

                                                           THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                        --------------------------------        --------------------------------
                                                            2000                 1999                2000               1999
                                                        ------------        ------------        ------------        ------------
                                                                          (in thousands, except for share data)
Numerators:

Income before extraordinary item                        $     13,136        $      7,952        $     25,006        $     20,111
   Dividends on preferred shares                              (2,528)             (1,662)             (5,055)             (3,252)
                                                        ------------        ------------        ------------        ------------
Income before extraordinary item - for basic and
    diluted EPS                                         $     10,608        $      6,290        $     19,951        $     16,859
                                                        ============        ============        ============        ============

Net income                                              $     13,136        $      7,370        $     25,006        $     19,529
   Dividends on preferred shares                              (2,528)             (1,662)             (5,055)             (3,252)
                                                        ------------        ------------        ------------        ------------
Net income available to common shareholders - for
   basic and diluted EPS                                $     10,608        $      5,708        $     19,951        $     16,277
                                                        ============        ============        ============        ============

Denominators:

Weighted average common shares outstanding - for
   basic EPS                                              20,759,055          20,185,921          20,722,217          20,173,928
   Effect of share options                                   346,246             297,824             320,853             238,445
                                                        ------------        ------------        ------------        ------------
Weighted average common shares outstanding - for
   diluted EPS                                            21,105,301          20,483,745          21,043,070          20,412,373
                                                        ============        ============        ============        ============


The assumed conversion of the convertible preferred shares and convertible subordinated debentures into common shares for purposes of computing diluted earnings per share by adding preferred distributions and interest expense, respectively, to the numerators, and adding the assumed share conversions to the denominators for the three and six months ended June 30, 2000 and 1999 would be anti-dilutive.

10.      PRO FORMA FINANCIAL INFORMATION

Due to the effect of a securities offering in June, 1999 and acquisitions (related to properties with operating history) and dispositions of properties in 2000 and 1999, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the six months ended June 30, 2000 and 1999 is presented as if the 1999 and 2000 acquisitions (with operating history) and dispositions, the 1999 securities offering, and the corresponding repayment of certain debt had all occurred on January 1, 1999 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at January 1, 1999, or to project results for any future period.

                                                        SIX MONTHS ENDED JUNE 30,,
                                                        --------------------------
                                                      2000                  1999
                                                   ------------         ------------
                                          (in thousands, except for share and per share data)

Total revenues                                     $     76,540         $     66,509
Total expenses                                           51,858               45,475
                                                   ------------         ------------
Net income                                               24,682               21,034
Preferred dividends                                      (5,055)              (5,052)
                                                   ------------         ------------
Net income available to common shareholders        $     19,627         $     15,982
                                                   ============         ============

Per share net income available to
         common shareholders:
         Basic                                     $       0.95         $       0.79
         Diluted                                   $       0.93         $       0.78

Weighted average common shares
         outstanding - basic                         20,722,217           20,173,928
Weighted average common shares
         outstanding - diluted                       21,043,070           20,412,373


11.      RECENT PRONOUNCEMENTS

In June, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has no derivative positions as of June 30, 2000.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that adopting SAB 101 will not have a material impact on our financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board Opinion No. 25. This interpretation clarifies:

         - the definition of employee for purposes of applying Opinion 25, which deals with stock compensation issues;

         - the criteria for determining whether a plan qualifies as a noncompensatory plan;

         - the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

         - the accounting for an exchange of stock compensation awards in a business combination.

This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Company's Form 10-K filed for the fiscal year ended December 31, 1999 and the unaudited financial statements presented with this Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30, 1999.

REVENUES

Total revenues increased by $7.4 million or 23.0% over the same period last year.

In the second quarter of 2000, 96.3% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

Operating and investment revenues increased by $8.4 million in the second quarter of 2000. A portion of the increase from the prior year is due to income from 15 acquired operating properties in the first six months of 2000, totaling
2.3 million square feet, net of ten Company-owned property dispositions as of June 30, 2000. The remainder of the increase was attributable to a full period of income from the 1999 acquisitions and completion of development of 64 properties, totaling 5.1 million square feet, net of nine property dispositions.

Other revenues decreased $1.0 million partly due to the structuring of 2000's merchant transactions as gains on the sale of properties rather than real estate fee income.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $2.8 million from period to period. The majority of the increase, $2.0 million, resulted from a full period of real estate taxes on 1999 acquisitions and a partial period of real estate taxes on 2000 acquisitions, net of dispositions. Property operating and leasing costs also increased. When comparing the second quarter of 1999 to the second quarter of 2000, property operating and leasing costs as a percentage of total revenues increased from 10.2% to 10.4% due to current and future growth of the Company's operating team and operating activity on 2000 and 1999 acquisitions and developments.

General and administrative expenses increased 18.1% when comparing periods, but as a percentage of total revenues, these expenses decreased from 2.9% to 2.8% when comparing the second quarter of 1999 to the second quarter of 2000 due to company growth.

Depreciation and amortization increased by $1.8 million due to a full period of depreciation on 1999 acquisitions and partial period depreciation on 2000 acquisitions.

Interest incurred increased by approximately $2.7 million over the same period last year due to higher average balances outstanding in the second quarter of 2000 compared to 1999 from increased investments in real estate.

Gains on the sale of real estate increased in the second quarter of 2000 due to the sale of eight properties and one land parcel, while the Company sold no properties in the second quarter of 1999. The Company continues its focus on property dispositions in order to recycle capital.

In the second quarter of 1999, the Company refinanced the debt for Lake Shore Dunes Apartments, writing off unamortized financing costs related to the early extinguishment of the original debt of $0.6 million. There were no corresponding debt refinancings in 2000.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $5.8 million or 78.2% due to a full period of 1999 and a partial period of 2000 warehouse/industrial investments, coupled with increased merchant activities.

Funds from operations (FFO) increased 28.8% from $13.9 million to $17.9 million when comparing the second quarter of 1999 to the second quarter of 2000. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. The Company includes in its calculation of FFO the gains (or losses) realized from its disposition activity, measured as the sale price, net of selling costs, less book value after adding back accumulated depreciation. The disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business focus and funding strategy. In the Company's view, FFO is appropriately adjusted by results of this core, regular and recurring activity, although period to period variability is possible because of changing market conditions and the progress of individual disposition negotiations. Funds from Operations does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

When comparing the second quarter results of operations of properties owned at January 1, 1999 with the results of operations of the same properties for the second quarter 2000 (the "same store" portfolio), the Company recognized an increase of approximately 8.4% in net operating income. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

The Company assesses its operating results, in part, by comparing the net revenue margin between periods. Net revenue margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the second quarter of 2000 was 89.9% compared with 86.0% for the same period last year, increasing mainly to transitional vacancy experienced in 1999.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999.

REVENUES

Total revenues increased by $12.2 million or 18.5% over the same period last year.

In the first half of 2000, 96.1% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

Operating and investment revenues increased by $16.4 million in the first half of 2000. A portion of the increase from the prior year is due to income from 15 acquired operating properties in the first six months of 2000, totaling 2.3 million square feet, net of ten Company-owned property dispositions as of June 30, 2000. The remainder of the increase was attributable to a full period of income from the 1999 acquisition and completion of development of 64 properties, totaling 5.1 million square feet, net of nine property dispositions.

Other revenues decreased $4.2 million due to decreased merchant activity structured as fees in 2000 when compared to 1999. In 2000, the Company has structured many of its transactions as straight sales with corresponding gains.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $6.0 million from period to period. The majority of the increase, $3.6 million, resulted from a full period of real estate taxes on 1999 acquisitions and a partial period of real estate taxes on 2000 acquisitions, net of dispositions. Property operating and leasing costs increased by $2.4 million and as a percentage of total revenues increased from 10.5% to 11.8% when comparing the first half of 1999 to the first half of 2000. Growth of the Company's operations team and operating activity on 2000 and 1999 acquisition and developments accounted for the increase.

General and administrative expenses increased by $0.4 million when comparing periods, but as a percentage of total revenues, were relatively unchanged increasing from 2.8% to 2.9% when comparing the first half of 1999 to the first half of 2000.

Depreciation and amortization increased by $3.2 million due to a full period of depreciation on 1999 acquisitions and partial period depreciation on 2000 acquisitions.

Interest incurred increased by approximately $5.3 million over the same period last year due to higher average balances outstanding in the first half of 2000 compared to 1999 due to real estate investment activity.

With the Company's focus on recycling capital through property dispositions, gains on the sale of real estate increased in the first half of 2000 from the sale of ten properties and one land parcel, while the Company sold only one property in the first half of 1999.

NET INCOME AND OTHER MEASURES OF OPERATIONS

Net income increased $5.5 million or 28.0% due to income from operations of net new investments in warehouse/industrial real estate and the increased income from property sales, leasing and other merchant activity.

FFO increased 15.1% from $30.5 million to $35.1 million from the first half of 1999 to the first half of 2000.

When comparing the first half results of operations of properties owned at January 1, 1999 with the results of operations of the same properties for the first half of 2000 (the "same store" portfolio), the Company recognized an increase of approximately 6.2% in net operating income. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

The net revenue margin for the first half of 2000 was 88.0% compared with 87.1% for the same period last year. The margin was in line with the Company's expectations.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital raises, have been used to fund, on a long term basis, acquisitions and other capital costs. Cash flow from operations during the first six months of 2000 was $34.2 million, providing $8.3 million of retained capital after distributions of $25.9 million. The Company expects retained capital to fund a portion of future investment activities.

For the first six months of 2000, the Company's investment activities include acquisitions of $63.4 million, advances for construction in progress of $20.8 million, and improvements and additions to properties of $13.4 million. These activities were funded with dispositions of real estate of $36.9 million, advances on the Company's lines of credit and a portion of the Company's retained capital. Advances on the Company's lines of credit also funded advances to CRS of $13.4 million for construction in progress at the subsidiary level.

EQUITY AND SHARE ACTIVITY

During the first six months of 2000, the Company paid distributions on common shares of $20.8 million or $1.005 per share. Also, in 2000, the Company paid dividends on Series A Preferred Shares of $3.2 million or $1.06 per share and $1.9 million for dividends on Series B Convertible Preferred Shares or $1.875 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured line of credit.

DEBT CAPACITY

The Company has a $250 million unsecured credit facility led by Bank One. As of August 11, 2000, the Company had outstanding borrowings of approximately $157 million under the Company's unsecured line of credit (approximately 38.4% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $93 million under its unsecured line of credit.

On January 12, 2000 the Company issued $150 million 7.9% senior unsecured notes due January 15, 2003. The notes were underwritten by Lehman Brothers Holdings, with A.G. Edwards & Sons, Inc., Banc of America Securities LLC, Bank One Capital Markets, Inc., and First Union Securities acting as co-managers. The net proceeds of issuance of approximately $149.1 million were used to pay down the Company's lines of credit.

At June 30, 2000, the Company's debt constituted approximately 39.2% of its fully diluted total market capitalization. Also, the Company's six-month debt service coverage ratio decreased from the prior year, but remained high at 3.9 to 1, and the Company's fixed charge coverage ratio was 2.9 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $830.1 million, and its fully diluted total market capitalization of approximately $1.6 billion.

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

RECENT PRONOUNCEMENTS

In June, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has no derivative positions as of June 30, 2000.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that adopting SAB 101 will not have a material impact on our financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board Opinion No. 25. This interpretation clarifies:

         - the definition of employee for purposes of applying Opinion 25, which deals with stock compensation issues;

         - the criteria for determining whether a plan qualifies as a noncompensatory plan;

         - the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

         - the accounting for an exchange of stock compensation awards in a business combination.

This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on our financial statements.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company assesses its risk in relation to market conditions, and a discussion about the Company's exposure to possible changes in market conditions follows. This discussion involves the effect on earnings, cash flows and the value of the Company's financial instruments as a result of possible future market condition changes. The discussions below include "forward looking statements" regarding market risk, but management is not forecasting the occurrence of these market changes. The actual earnings and cash flows of the Company may differ materially from these projections discussed below.

At June 30, 2000, $178 million or 29.2% of the Company's debt was variable rate debt (inclusive of tax exempt debt at an interest rate of 4.8% as of June 30, 2000) and $432.4 million or 70.8% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of June 30, 2000, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $1.2 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would effect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

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

         -        Competitive overbuilding.

         -        Inability to keep high levels of occupancy.

         -        Tenant defaults.

         - Unfavorable changes in governmental rules and fiscal policies (including rent control legislation).

         -        Ability to sell properties.

         - Acts of God and other factors that are beyond the Company's control.

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      The Company held its annual meeting of shareholders on May 10, 2000. The submissions and voting results were as follows:

1. 17,225,536 shares were voted in the election of trustees and the following persons received the number of votes indicated:

      For Trustee               VOTED IN FAVOR            VOTE WITHHELD

      Nicholas C. Babson           12,701,913               4,523,623
      Martin Barber                17,011,207                 214,329
      Norman R. Bobins             17,007,807                 217,729
      Alan D. Feld                 17,010,767                 214,769
      Paul S. Fisher               17,011,007                 214,529
      John S. Gates, Jr.           15,163,843               2,061,693
      John J. Kinsella             12,564,905               4,660,631
      Michael M. Mullen            17,011,007                 214,529
      Thomas E. Robinson           17,011,007                 214,529
      Robert L. Stovall            17,009,107                 216,429

2.    On the approval of the 2000 Omnibus Employee Retention and Incentive Plan:

      VOTED IN FAVOR        VOTED AGAINST         ABSTAINED           NON-VOTE

        13,272,833            1,088,481            28,950             2,835,272




ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT
         NUMBER   DESCRIPTION


         10.1     Stock Grant Agreement between the Company and John S. Gates,
                  Jr.

         10.2     Stock Grant Agreement between the Company and Michael M.
                  Mullen.

         10.3     Stock Grant Agreement between the Company and Paul T. Ahern.

         10.4     Stock Grant Agreement between the Company and Rockford O.
                  Kottka.

         10.5     Stock Option Agreement between the Company and John S. Gates,
                  Jr.

         10.6     Stock Option Agreement between the Company and Michael M.
                  Mullen.

         10.7     Stock Option Agreement between the Company and Paul S. Fisher.

         10.8     Stock Option Agreement between the Company and Rockford O.
                  Kottka.

         10.9     Stock Option Agreement between the Company and Alan D. Feld

         10.10    Stock Option Agreement between the Company and John J.
                  Kinsella

         10.11    Stock Option Agreement between the Company and Martin Barber.

         10.12    Stock Option Agreement between the Company and Nicholas Babson

         10.13    Stock Option Agreement between the Company and Norman Bobins.

         10.14    Stock Option Agreement between the Company and Thomas E.
                  Robinson.

         10.15    Stock Option Agreement between the Company and Robert L.
                  Stovall.

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CENTERPOINT PROPERTIES TRUST
                                 a Maryland Company


                                 By:  /s/ Paul S. Fisher
                                    -------------------------------------------
                                      Paul S. Fisher
                                      Executive Vice President and
                                      Chief Financial Officer
August 11, 2000                       (Principal Accounting Officer)