Form 10-Q
period 2000-09-30
CENTERPOINT PROPERTIES TRUST
filed 2000-11-14
CIK 912893

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-12630

CENTERPOINT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-3910279 (I.R.S. Employer Identification No.)

1808 Swift Road, Oak Brook, Illinois 60523-1501
(Address of principal executive offices)

(630) 586-8000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Number of Common Shares of Beneficial Interest outstanding as of November   , 2000: 20,774,945.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(UNAUDITED)

	September 30, 2000	December 31, 1999
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$180,910	$159,233
Buildings	717,249	620,224
Building improvements	128,752	127,306
Furniture, fixtures, and equipment	24,098	22,083
Construction in progress	15,067	43,051

	1,066,076	971,897
Less accumulated depreciation and amortization	(101,421)	(85,408)
Real estate held for sale, net	25,099	—

Net investment in real estate	989,754	886,489
Cash and cash equivalents	2,131	3,505
Restricted cash and cash equivalents	21,390	31,963
Tenant accounts receivable, net	27,527	18,962
Mortgage notes receivable	6,169	6,270
Investment in and advances to affiliate	62,602	114,083
Prepaid expenses and other assets	3,491	6,909
Deferred expenses, net	17,901	15,246

	$1,130,965	$1,083,427

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable and other debt	$82,182	$77,648
Senior unsecured debt	350,000	200,000
Tax-exempt debt	44,100	55,000
Line of credit	120,500	221,700
Preferred dividends payable	1,060	1,060
Accounts payable	4,270	16,957
Accrued expenses	51,767	37,864
Rents received in advance and security deposits	8,332	6,594

	662,211	616,823

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized;
Series A shares; 3,000,000 issued and outstanding having a liquidation preference of $25 per share ($75,000)	3	3
Series B convertible shares; 1,000,000 issued and outstanding having a liquidation preference of $50 per share ($50,000)	1	1
Common shares of beneficial interest, $.001 par value, 47,727,273 shares authorized; 20,773,077 and 20,649,801 issued and outstanding, respectively	21	21
Additional paid-in-capital	510,205	506,456
Retained earnings (deficit)	(38,866)	(39,630)
Unearned compensation—restricted shares	(2,610)	(247)

Total shareholders' equity	468,754	466,604

	$1,130,965	$1,083,427

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share information)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue:
Operating and investment revenue:
Minimum rents	$28,884	$23,810	$83,306	$66,751
Straight-line rents	890	1,402	3,047	3,667
Expense reimbursements	8,625	7,228	26,522	20,025
Mortgage interest income	82	43	391	450

Total operating and investment revenue	38,481	32,483	113,266	90,893

Other Revenue:
Real estate fee income	2,941	6,057	6,052	12,424
Equity in net income of affiliate	518	1,506	431	2,379

Total other revenue	3,459	7,563	6,483	14,803

Total revenue	41,940	40,046	119,749	105,696

Expenses:
Real estate taxes	8,732	7,685	26,070	21,377
Property operating and leasing	4,204	3,455	13,422	10,318
General and administrative	1,135	932	3,418	2,777
Depreciation and amortization	8,150	6,774	24,589	19,993
Interest expense:
Interest incurred, net	8,334	4,766	23,005	14,144
Amortization of deferred financing costs	531	527	1,539	1,489

Total expenses	31,086	24,139	92,043	70,098

Operating income	10,854	15,907	27,706	35,598
Other income (expense):
Gain on sale of real estate	3,762	246	11,881	694
Other income (expense)	2	32	38	5

Income before extraordinary item	14,618	16,185	39,625	35,715
Extraordinary item				(582)

Net income	14,618	16,185	39,625	35,715
Preferred dividends	(2,528)	(2,539)	(7,583)	(5,791)

Net income available to common shareholders	$12,090	$13,646	$32,042	$29,924

Per share income before extraordinary item:
Basic	$0.58	$0.67	$1.55	$1.51
Diluted	$0.57	$0.66	$1.52	$1.49
Per share net income available to common shareholders:
Basic	$0.58	$0.67	$1.55	$1.48
Diluted	$0.57	$0.66	$1.52	$1.46
Distributions per common share	$0.5025	$0.475	$1.508	$1.425

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$39,625	$35,715
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item		582
Bad debts	300	439
Depreciation	22,724	18,579
Amortization of deferred financing costs	1,539	1,489
Other amortization	1,865	1,415
Straight-line rents	(3,047)	(3,667)
Incentive stock awards	326	37
Interest on converted debentures		108
Equity in net (income) of affiliate	(431)	(2,379)
Gain on disposal of real estate	(11,881)	(694)
Net changes in:
Tenant accounts receivable	(4,172)	(1,337)
Prepaid expenses and other assets	(960)	(391)
Rents received in advance and security deposits	1,704	388
Accounts payable and accrued expenses	7,700	9,075

Net cash provided by operating activities	55,292	58,359

Cash flows from investing activities:
Change in restricted cash and cash equivalents	10,640	10,371
Acquisition of real estate	(115,877)	(118,824)
Additions to construction in progress	(28,093)	(28,106)
Improvements and additions to properties	(61,987)	(38,407)
Proceeds from sale of real estate	82,291	24,798
Change in deposits on acquisitions	4,393	(1,567)
Issuance of mortgage notes receivable		(2,050)
Repayment of mortgage notes receivable	7,301	18
Investment in and advances to affiliate	51,913	(53,462)
Receivables from affiliates and employees	(20)	39
Additions to deferred expenses	(6,810)	(7,565)

Net cash used in investing activities	(56,249)	(214,755)

Cash flows from financing activities:
Proceeds from sale of preferred shares		50,000
Proceeds from sale of common shares	1,060	760
Offering costs paid		(2,332)
Proceeds from issuance of unsecured notes payable	150,000	100,000
Proceeds from issuance of mortgage notes payable		21,605
Proceeds from line of credit	308,200	262,000
Repayment of mortgage notes payable	(515)	(32,590)
Repayment of revenue bonds	(10,900)	(20,540)
Repayment of line of credit	(409,400)	(183,300)
Distributions	(38,861)	(34,571)
Conversion of convertible subordinated debentures payable		(1)

Net cash (used in) provided by financing activities	(417)	161,031

Net change in cash and cash equivalents	(1,374)	5,635
Cash and cash equivalents, beginning of the year	3,505	475

Cash and cash equivalents, end of period	$2,131	$6,110

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

1.  Preferred Shares, Common Shares and Related Transactions

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

2.  Acquisition and Disposition of Real Estate

    In the first nine months of 2000, the Company purchased 13 properties from unrelated third parties for an aggregate cost of approximately $66.5 million. The Company's unconsolidated subsidiary, CenterPoint Realty Services ("CRS"), purchased for approximately $53.5 million. In addition, the Company disposed of 15 operating properties and one land parcel for an aggregate sales price of approximately $84.4 million. The land parcel was sold to CRS at cost, approximately $0.7 million. The acquisitions were funded first with proceeds from the dispositions and then from advances on the Company's lines of credit.

    On August 10, 2000, the Company purchased a portion of the former Joliet Arsenal, an Army munitions manufacturing facility closed in 1976, from the United States Army for redevelopment. The 2,242 acre project will be one the nation's largest private developments. Over the next 12 years, the Company plans to build as much as 17 million square feet of distribution and manufacturing space in an industrial park adjacent to a major multi-modal rail facility to be operated by the Burlington Northern and Santa Fe Railway Company (BNSF). BNSF has agreed to lease, approximately, 560 acres in a phased take down over four years at an initial rent of $0.19 per foot, escalating at 2.5% per annum and has additionally agreed to acquire 56 acres for development of the multi-modal facility.

    During the first nine months of 2000, the Company's unconsolidated affiliate, CRS, purchased seven properties from unrelated third parties for an aggregate cost of approximately $22.6 million, and one land parcel purchased from the Company. CRS disposed of 13 properties for an aggregate sales price of approximately $80.6 million, which included three properties sold to the Company. These acquisitions were funded first with proceeds from dispositions and then from advances on the Company's lines of credit.

3.  Real Estate Held for Sale

    The Company classifies properties under contract for sale as of the end of quarter as real estate held for sale. The assets are stated at cost net of accumulated depreciation, and depreciation expense is halted until the consummation of the sale or the contract lapses.

    At September 30, 2000, the Company had approximately 0.7 million square feet of warehouse/industrial properties held for sale. Net income (property revenues less real estate taxes, property operating and leasing expenses, and depreciation and amortization) related to the properties held for sale at September 30, 2000 was approximately $1.4 million and $1.0 million for the nine months ended September 30, 2000 and 1999 respectively. There can be no assurance that such properties held for sale will be sold.

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

    Summarized financial information of CRS is shown below. Certain items in the 1999 CRS financial statements have been reclassified to conform with 2000 presentation with no effect on net income.

    Balance Sheets:

	September 30, 2000	December 31, 1999
	(in thousands)
Assets:
Land	$10,945	$17,556
Buildings	26,451	44,832
Construction in progress	24,051	34,375

	61,447	96,763
Less accumulated depreciation	(512)	(861)
Real estate held for sale, net of depreciation	1,320	2,511

	62,255	98,413
Other assets	7,924	4,730
Investment in CenterPoint Venture, LLC	1,982

Mortgage notes receivable	1,563	17,968

	$73,724	$121,111

Liabilities:
Note payable to affiliate—CenterPoint Properties Trust	$60,342	$108,584
Construction line of credit	3,569
Participation interest due CenterPoint Properties Trust		989
Other liabilities	7,530	6,983

	71,441	116,556
Stockholders' equity	2,283	4,555

	$73,724	$121,111

    Statements of Operations:

	Nine Months Ended September 30,
	2000	1999
	(in thousands)
Income:
Property sales	$80,588	$67,380
Rental income	4,591	3,385
Equity in net (loss) of CenterPoint Venture LLC	(155)
Other income	762	604

	85,786	71,368
Operating expenses:
Cost of property sales	74,945	54,199
Participation interest	6,147	7,631
Other expenses	2,219	1,235
Depreciation and amortization	1,237	774
Interest	4,953	3,568

	89,501	67,407
Provision for income taxes	(1,442)	1,558

Net (loss) income	$(2,273)	$2,404

    Included in participation interest is a $2.7 million payment made to the Company relating to an intercompany property transfer. The Company has classified 99% of this $2.7 million as an increase in net income of affiliate to eliminate the effect of the transaction on the Company's Consolidated Statement of Operations.

    CRS owned 11 warehouse/industrial properties, totaling 0.9 million square feet, as of September 30, 2000, which were 81% leased. CRS also had one property under redevelopment and three warehouse/ industrial properties under construction as of September 30, 2000 and December 31, 1999, and owned seven and ten land parcels for future developments as of September 30, 2000, and December 31, 1999, respectively.

    CRS had an outstanding balance due to the Company of $60.3 million as of September 30, 2000, under a series of demand loans with interest rates ranging from 8.0% to 11.1%. The proceeds of the loans were required for development projects and property purchases.

5.  Supplemental Information to Statements of Cash Flows (in thousands)

    Supplemental disclosures of cash flow information for the nine months ended September 30, 2000 and 1999:

	2000	1999
Interest paid	$23,739	$11,511
Interest capitalized	2,560	1,351

    In conjunction with the acquisition of real estate, for the nine months ended September 30, 2000 and 1999 the Company acquired the following assets and assumed the following liability amounts:

	2000	1999
Purchase of real estate	$119,621	$121,586
Mortgage notes payable	(5,049)
Liabilities, net of other assets	1,305	(2,762)

Acquisition of real estate	$115,877	$118,824

    In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the nine months ended September 30, 2000 and 1999:

	2000	1999
Net basis of real estate sold	$72,473	$24,529
Mortgage notes receivable	(7,200)
Liabilities, net of other assets	5,137	(425)
Gain on sale of properties	11,881	694

Proceeds from real estate sold	$82,291	$24,798

    There were no remaining convertible subordinated debentures as of the end of 1999, and therefore, there were no conversions in 2000. For the first nine months of 1999, the conversions of convertible subordinated debentures payable are summarized below:

1999
Convertible subordinated debentures converted	$8,058
Common shares issued at $18.25 per share, 441,513	8,057

Cash disbursed for fractional shares	$1

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

7.  Tax-exempt Debt

    On August 14, 2000 the Company repaid $10.9 million of tax-exempt City of Chicago Revenue Bonds with proceeds from the unused construction escrow established at the inception of the bonds.

8.  Line of Credit

    In September, 2000, the Company expanded its unsecured revolving line of credit facility from $250 million to $350 million. The unsecured facility is led by Bank One, Lead Arranger and Administrative Agent. Other banks participating in the facility are Bank of America, N.A., Syndication Agent; First Union National Bank, Documentation Agent; U.S. Bank National Association, Managing Agent; Commerzbank AG, Managing Agent; AmSouth Bank, Managing Agent; LaSalle National Bank; Citizens Bank; South Trust Bank; Firstar Bank; ErsteBank; The Northern Trust Company; Comerica Bank; and Key Bank. The new maturity date has been extended to October 24, 2003 and the line will be at an interest rate of LIBOR + 100 basis points.

9.  Commitments and Contingencies

    In the normal course of business, from time to time the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations and liquidity of the Company.

    The Company has entered into contracts for the acquisition and disposition of properties. Each acquisition transaction is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the projects.

    At September 30, 2000, three of the properties owned by the Company were subject to purchase options held by certain tenants. The purchase options were exercisable at various intervals through 2006 for amounts that are greater than the net book value of each property.

10.  Earnings Per Common Share

    The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the three months ended September 30, 2000 and 1999.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(in thousands, except for share data)
Numerators:
Income before extraordinary item	$14,618	$16,185	$39,625	$36,297
Dividends on preferred shares	(2,528)	(2,539)	(7,583)	(5,791)

Income before extraordinary item—for basic and diluted EPS	$12,090	$13,646	$32,042	$30,506

Net income	$14,618	$16,185	$39,625	$35,715
Dividends on preferred shares	(2,528)	(2,539)	(7,583)	(5,791)

Net income available to common shareholders—for basic and diluted EPS	$12,090	$13,646	$39,042	$29,924

Denominators:
Weighted average common shares outstanding—for basic EPS	20,768,700	20,285,963	20,737,825	20,211,684
Effect of share options	524,519	257,497	394,419	244,638

Weighted average common shares outstanding—for diluted EPS	21,293,219	20,543,460	21,132,244	20,456,322

    The assumed conversion of the convertible preferred shares and convertible subordinated debentures into common shares for purposes of computing diluted earnings per share by adding preferred distributions and interest expense, respectively, to the numerators, and adding the assumed share conversions to the denominators for the three and nine months ended September 30, 2000 and 1999 would be anti-dilutive.

11.  Pro Forma Financial Information

    Due to the effect of a securities offering in June, 1999 and acquisitions (related to properties with operating history) and dispositions of properties in 2000 and 1999, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the nine months ended September 30, 2000 and 1999 is presented as if the 1999 and 2000 acquisitions (with operating history) and dispositions, the 1999 securities offering, and the corresponding repayment of certain debt had all occurred on January 1, 1999 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at January 1, 1999, or to project results for any future period.

	Nine Months Ended September 30,
	2000	1999
	(in thousands, except for share and per share data)
Total revenues	$114,792	$99,953
Total expenses	74,976	63,452

Net income	39,816	36,501
Preferred dividends	(7,583)	(7,591)

Net income available to common shareholders	$32,233	$28,910

Per share net income available to common shareholders:
Basic	$1.55	$1.43
Diluted	$1.53	$1.41
Weighted average common shares outstanding—basic	20,737,825	20,211,684
Weighted average common shares outstanding—diluted	21,132,244	20,456,322

12.  Recent Pronouncements

    In June, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has no derivative positions as of September 30, 2000.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that adopting SAB 101 will not have a material impact on our financial position or results of operations. The Company will adopt SAB 101 in the fourth quarter of 2000 and the Company believes it will have no effect on earnings.

    In March 2000, the FASB issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board Opinion No. 25. This interpretation clarifies:

  •
  the definition of employee for purposes of applying Opinion 25, which deals with stock compensation issues;

  •
  the criteria for determining whether a plan qualifies as a noncompensatory plan;

  •
  the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

  •
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

Results of Operations

Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999.

Revenues

    Total revenues increased by $1.9 million or 4.7% over the same period last year.

    In the third quarter of 2000, 91.8% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for warehouse/industrial properties.

    Operating and investment revenues increased by $6.0 million in the third quarter of 2000. A portion of the increase from the prior year is due to income from 17 acquired operating properties and completed developments in the first nine months of 2000, totaling 3.5 million square feet, net of 15 Company-owned property dispositions as of September 30, 2000. The remainder of the increase was attributable to a full period of income from the 1999 acquisitions and completion of development of 64 properties, totaling 5.1 million square feet, net of nine property dispositions.

    Other revenues decreased $4.1 million partly due to the structuring of 2000's merchant transactions as gains on the sale of properties rather than real estate fee income.

Operating and Nonoperating Expenses

    Real estate tax expense and property operating and leasing expense increased by $1.8 million from period to period. The majority of the increase, $1.0 million, resulted from a full period of real estate taxes on 1999 acquisitions and a partial period of real estate taxes on 2000 acquisitions, net of dispositions. Property operating and leasing costs also increased. When comparing the third quarter of 1999 to the third quarter of 2000, property operating and leasing costs as a percentage of total revenues increased from 8.6% to 10.0% due in part to current and future growth of the Company's operating team and operating activity on 2000 and 1999 acquisitions and developments.

    General and administrative expenses increased 21.8% when comparing periods, but as a percentage of total revenues, these expenses increased only slightly from 2.3% to 2.7% when comparing the third quarter of 1999 to the third quarter of 2000 due to Company growth.

    Depreciation and amortization increased by $1.4 million due to a full period of depreciation on 1999 acquisitions and partial period depreciation on 2000 acquisitions.

    Interest incurred increased by approximately $3.6 million over the same period last year due to higher average balances outstanding in the third quarter of 2000 compared to 1999 from increased investments in real estate.

    Gains on the sale of real estate increased in the third quarter of 2000 due to the sale of five properties, while the Company sold one property in the third quarter of 1999. The Company continues its focus on property dispositions in order to recycle capital.

Net Income and Other Measures of Operations

    Net income decreased $1.6 million. A full period of 1999 and a partial period of 2000 warehouse/ industrial investments was offset by decreased merchant activities.

    Funds from operations ("FFO") (including gains and losses resulting from disposition activities) decreased 12.6% from $21.5 million to $18.8 million when comparing the third quarter of 1999 to the third quarter of 2000. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. The Company includes in its calculation of FFO the gains (or losses) realized from its disposition activity, measured as the sale price, net of selling costs, less book value after adding back accumulated depreciation. The disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business focus and funding strategy. In the Company's view, FFO is appropriately adjusted by results of this core, regular and recurring activity, although period to period variability is possible because of changing market conditions and the progress of individual disposition negotiations. FFO exclusive of gains and losses from disposition activities decreased 17.8% for $21.4 million to $17.6 million when comparing periods FFO does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

    When comparing the third quarter results of operations of properties owned at January 1, 1999 with the results of operations of the same properties for the third quarter 2000 (the "same store" portfolio), the Company recognized an increase of approximately 6.7% in net operating income. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    The Company assesses its operating results, in part, by comparing the net revenue margin between periods. Net revenue margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the third quarter of 2000 was 88.5% which was unchanged from the same period last year

Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999.

Revenues

    Total revenues increased by $14.1 million or 13.3% over the same period last year.

    In the first nine months of 2000, 94.6% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/ industrial properties.

    Operating and investment revenues increased by $22.4 million in the first nine months of 2000. A portion of the increase from the prior year is due to income from 17 acquired operating properties in the first nine months of 2000, totaling 3.5 million square feet, net of 15 Company-owned property dispositions as of June 30, 2000. The remainder of the increase was attributable to a full period of income from the 1999 acquisition and completion of development of 64 properties, totaling 5.1 million square feet, net of nine property dispositions.

    Other revenues decreased $8.3 million due to decreased merchant activity structured as fees in 2000 when compared to 1999. In 2000, the Company has structured many of its transactions as straight sales with corresponding gains.

Operating and Nonoperating Expenses

    Real estate tax expense and property operating and leasing expense increased by $7.8 million from period to period. The majority of the increase, $4.7 million, resulted from a full period of real estate taxes on 1999 acquisitions and a partial period of real estate taxes on 2000 acquisitions, net of dispositions. Property operating and leasing costs increased by $3.1 million and as a percentage of total revenues increased from 9.8% to 11.2% when comparing the first nine months of 1999 to the first nine months of 2000. Growth of the Company's operations team and operating activity on 2000 and 1999 acquisition and developments accounted for the increase.

    General and administrative expenses increased by $0.6 million when comparing periods, but as a percentage of total revenues, were relatively unchanged increasing from 2.6% to 2.9% when comparing the first nine months of 1999 to the first nine months of 2000.

    Depreciation and amortization increased by $4.6 million due to a full period of depreciation on 1999 acquisitions and partial period depreciation on 2000 acquisitions.

    Interest incurred increased by approximately $8.9 million over the same period last year due to higher average balances outstanding in the first nine months of 2000 compared to 1999 due to real estate investment activity.

    With the Company's focus on recycling capital through property dispositions, gains on the sale of real estate increased in the first nine months of 2000 from the sale of 15 properties and one land parcel, while the Company sold only two properties in the first nine months of 1999.

Net Income and Other Measures of Operations

    Net income increased $3.9 million or 10.8% due to income from operations of net new investments in warehouse/industrial real estate and the increased income from property sales, leasing and other merchant activity.

    FFO (including gains and losses resulting from disposition activities) increased 3.7% from $52.0 million to $53.9 million from the first nine months of 1999 to the first nine months of 2000. FFO exclusive of gain and losses from disposition activity decreased 6.4% from $51.6% million to $48.3 million when comparing periods.

    When comparing the first nine months results of operations of properties owned at January 1, 1999 with the results of operations of the same properties for the first nine months of 2000 (the "same store" portfolio), the Company recognized an increase of approximately 6.4% in net operating income. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    The net revenue margin for the first nine months of 2000 was 88.1% compared with 87.4% for the same period last year. The margin was in line with the Company's expectations.

Liquidity and Capital Resources

Operating and Investment Cash Flow

    Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital raises, have been used to fund, on a long term basis, acquisitions and other capital costs. Cash flow from operations during the first nine months of 2000 was $55.3 million, providing $16.4 million of retained capital after distributions of $38.9 million. The Company expects retained capital to fund a portion of future investment activities.

    For the first nine months of 2000, the Company's investment activities include acquisitions of $115.9 million, advances for construction in progress of $28.1 million, and improvements and additions to properties of $62.0 million. These activities were funded with dispositions of real estate of $82.3 million, advances on the Company's lines of credit and a portion of the Company's retained capital.

Equity and Share Activity

    During the first nine months of 2000, the Company paid distributions on common shares of $31.3 million or $1.5075 per share. Also, in 2000, the Company paid dividends on Series A Preferred Shares of $4.8 million or $1.59 per share and $1.9 million for dividends on Series B Convertible Preferred Shares or $2.8125 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured line of credit.

Debt Capacity

    In September, 2000, the Company expanded its unsecured revolving line of credit facility from $250 million to $350 million. The unsecured facility is led by Bank One, Lead Arranger and Administrative Agent. Other banks participating in the facility are Bank of America, N.A., Syndication Agent; First Union National Bank, Documentation Agent; U.S. Bank National Association, Managing Agent; Commerzbank AG, Managing Agent; AmSouth Bank, Managing Agent; LaSalle National Bank; Citizens Bank; South Trust Bank; Firstar Bank; ErsteBank; The Northern Trust Company; Comerica Bank; and Key Bank. The new maturity date has been extended to October 24, 2003 and the line will be at an interest rate of LIBOR + 100 basis points.

    As of November 13, 2000, the Company had outstanding borrowings of approximately $138.0 million under the Company's unsecured line of credit (approximately 8.3% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $21.2 million under its unsecured line of credit.

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

    At September 30, 2000, the Company's debt constituted approximately 35.6% of its fully diluted total market capitalization. Also, the Company's nine-month earnings before interest, taxes, depreciation and amortization, ("EBITDA") to debt service coverage ratio decreased from the prior year, but remained high at 3.9 to 1, and the Company's EBITDA to fixed charge coverage ratio was 2.9 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $956.9 million, and its fully diluted total market capitalization of approximately $1.7 billion.

    Standard and Poors, Duff & Phelps Credit Rating Co. and Moody's Investors Service's have assigned investment grade ratings to the Company's senior unsecured debt and preferred stock. As of November 13, 2000, Standard and Poors reaffirmed the Company's investment grade rating.qaq.

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

    Long-term (greater than one year) capital needs for property acquisitions, scheduled debt maturities, major redevelopment projects, expansions, and construction of build-to-suit properties will be supported, initially, by draws on the Company's unsecured line of credit, followed by the issuance of long-term unsecured indebtedness and, to the extent required to sustain the Company's investment grade rating, equity capital derived from a variety of sources including joint ventures or the issuance of equity securities. However, management expects that the majority of its capital needs will be supplied by the proceeds of dispositions of stabilized assets, which is dependent on market conditions which presently remain favorable. Finally, the Company expects have available proceeds from tax increment financing and other public grant funds related to certain investments.

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

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that adopting SAB 101 will not have a material impact on our financial position or results of operations. The Company will not adopt SAB 101 in the fourth quarter of 2000 and the Company believes it will have no effect on earnings.

    In March 2000, the FASB issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board Opinion No. 25. This interpretation clarifies:

  •
  the definition of employee for purposes of applying Opinion 25, which deals with stock compensation issues;
  •
  the criteria for determining whether a plan qualifies as a noncompensatory plan;
  •
  the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and
  •
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

Forward Looking Statements

    This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the

Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT and the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities. See also, Item 3 of Part I of this report.

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

    At September 30, 2000, $164.6 million or 27.6% of the Company's debt was variable rate debt (inclusive of tax exempt debt at a rate of 5.7% as of September 30, 2000) and $432.2 million or 72.4% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of June 30, 2000, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $1.2 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would effect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

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

  •
  Competitive overbuilding.

  •
  Inability to keep high levels of occupancy.

  •
  Tenant defaults.

  •
  Unfavorable changes in governmental rules and fiscal policies (including rent control legislation).

  •
  Ability to sell properties.

  •
  Acts of God and other factors that are beyond the Company control.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
27	Financial Data Schedule
  (b)
  Reports on Form 8-K

  1.
  On November 8, 2000, the Company filed a current report on Form 8-K to announce the Company's expansion of its unsecured revolving line of credit facility from $250 million to $350 million and provide the Unsecured Revolving Credit Agreement, dated August 23, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST a Maryland Company
November 13, 2000	By:	/s/ PAUL S. FISHER Paul S. Fisher Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
  Item 3. Qualitative and Quantitative Disclosures about Market Risk
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES