Form 10-Q/A
period 2000-09-30
CENTERPOINT PROPERTIES TRUST
filed 2000-11-15
CIK 912893

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Number of Common Shares of Beneficial Interest outstanding as of November 13, 2000: 20,774,945.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit Number	Description
99
Deer Run Industrial Park economic development project area redevelopment agreement between the Village of Elwood, Will County, Illinois and CenterPoint Intermodal LLC and CenterPoint Realty Services, Inc., dated August 1, 2000

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST a Maryland Company
November 15, 2000	By:	/s/ PAUL S. FISHER Paul S. Fisher Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

QuickLinks

Part II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES