Form 10-K
period 2000-12-31
CENTERPOINT PROPERTIES TRUST
filed 2001-03-29
CIK 912893

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

                              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                                   OR

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

                            As of March 12, 2001, the aggregate market value of
                        the voting stock held by non-affiliates of the registrant was $1,030,838,415 (based on 21,849,055 shares held by non-affiliates and computed by reference to the reported closing price).

                            The registrant had 22,543,546 shares of its common
                        stock, $.001 par value, outstanding as of March 12, 2001.

                                  DOCUMENTS INCORPORATED BY REFERENCE

                            Portions of the registrant's proxy statement are
                        incorporated by reference into Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
                                            PART I

Item 1.                 Business....................................................      1

Item 2.                 Properties..................................................      9

Item 3.                 Legal Proceedings...........................................     19

Item 4.                 Submission of Certain Items to a Vote of Security Holders...     19

                                           PART II

Item 5.                 Market for Registrant's Common Equity and Related Matters...     20

Item 6.                 Selected Historical Financial Data..........................     20

Item 7.                 Management's Discussion and Analysis of Financial Condition      23
                          and Results of Operations.................................

Item 7a.                Quantitative and Qualitative Disclosures about Market            29
                          Risk......................................................

Item 8.                 Financial Statements and Supplementary Data.................     30

Item 9.                 Changes in and Disagreements with Accountants on Accounting      30
                          and Financial Disclosure..................................

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........     31

Item 11.                Executive Compensation......................................     31

Item 12.                Security Ownership of Certain Beneficial Owners and              31
                          Management................................................

Item 13.                Certain Relationships and Related Transactions..............     31

                                           PART IV

Item 14.                Exhibits, Financial Statement Schedules and Reports on           32
                          Form 8-K..................................................

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

    CenterPoint Properties Trust ("CenterPoint" or the "Company"), a publicly traded real estate investment trust (REIT), is the first major REIT to focus on the industrial sector. CenterPoint is focused on providing unsurpassed tenant satisfaction, and adding value to its shareholders through customer-driven management, investment, development, and redevelopment of warehouse, distribution, light manufacturing, and airfreight buildings. The Company is a Maryland business trust and is listed on the New York Stock Exchange under the symbol CNT.

    CenterPoint began operations in 1984 as Capital and Regional Properties Corporation, the United States investment vehicle for Capital and Regional plc, a London Stock Exchange traded property company since 1986. CenterPoint completed its U.S. initial public offering in December 1993, after consolidating its operations with, and acquiring the properties controlled by, FCLS Investors Group, a Chicago-based industrial development company with 30 years local experience. The Company's history provides it with the longest public experience of any industrial property REIT.

    Although the Company believes it is the largest owner and operator of warehouse/industrial property in the 1.25 billion square-foot Greater Chicago Region, its portfolio represented 2.4% of the market (based on square footage) as of December 31, 2000. This market share allows the Company substantial opportunities for future growth.

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

BUSINESS OBJECTIVES AND GROWTH PLANS

    The Company's fundamental business objective is to maximize total return to shareholders through increases in per share distributions and increases in the value of the Company's franchise. In 2000, the company achieved a total return of 37%. Since its IPO in December 1993, the Company has outperformed the S&P 500, NASDAQ, Dow Jones and NAREIT Equity Index on a total return, dividends reinvested basis.

    To achieve its objective of maximizing shareholder returns, the Company pursues complementary operating, investment, financial, and merchant strategies. Efficient systems and processes support the execution of the Company's business.

    - PORTFOLIO OPERATIONS. The Company seeks to grow its results from operations by increasing revenues through lease renewals or replacements at increased rental rates and by increasing occupancy where vacancies exist. The Company believes that above average rental growth is primarily achievable because the Company's focus on tenant service generates higher renewal and occupancy rates. Moreover, the Company's size, Chicago focus and market penetration provides superior access to favorable leasing transactions and investments offering below market rents and growth opportunities. The Company's portfolio on December 31, 2000 included 170 industrial properties having 27.8 million square feet and was 96% leased and occupied.

    - INVESTMENT. The Company believes that per share growth is maximized through investment activity concentrating on properties offering immediate cash yields above its long-term cost of capital, with the potential for rapid yield growth. The Company seeks to invest exclusively in warehouse/industrial properties that satisfy its yield and growth objectives through the lease up of vacancy, property expansion, redevelopment, or the development or disposition of surplus land. The Company strictly limits speculative investment.

    - MERCHANT ACTIVITIES. To maximize the return on invested capital and per share cash flow growth, the Company aggressively recycles capital from mature to new growth opportunities. Management seeks to dispose of properties where growth has been fully realized, measured by a property's achievable prospective free cash flow relative to its current net market value. As an allied strategy, the Company undertakes the development of buildings for immediate sale to users or investors. In combination, these "merchant" transactions(undertaken within CenterPoint Realty
      Services, Inc., the Company's taxable affiliate and CenterPoint Venture LLC, the Company's investment partnership with CalEast), provide substantial capital for reinvestment, as well as attractive fees and profits boosting the Company's return on invested capital.

    - FINANCIAL. The Company maintains conservative financial and leverage policies to provide financial capacity and flexibility. This strategy facilitates opportunistic investment by helping assure substantial in place liquidity. The Company's active disposition program, plus significant retained cash flow, account for a substantial share of required investment capital, enhancing per share cash flow growth and returns. The Company and its affiliates maintain $520 million in lines of credit. The Company's financial strategy also allows it to secure capital in the most favorable markets. CenterPoint benefits from investment grade ratings on its senior unsecured debt and preferred securities, providing substantial execution efficiency and a lower overall cost of capital.

    - MANAGEMENT CONTROLS AND SYSTEMS. To facilitate its business, the Company has implemented effective information and governance systems, which it seeks to continually improve. The Company believes that it enjoys significant operating and financial benefits attributable to these systems, including better tenant service, improved investment execution, and enhanced capital planning, all of which the Company believes contribute to better per share earnings growth and shareholder returns.

BUSINESS FOCUS

    As CenterPoint continues to grow, its mission remains to become the industrial landlord of choice in the Greater Chicago region. CenterPoint endeavors to achieve this goal by providing creative solutions for the changing industrial space needs of its current and prospective tenants. This focus both cultivates and sustains long-term tenant relationships, which contributes to better margins and earnings stability. CenterPoint serves its tenants by seeking to provide high-quality, attractive space at competitive rates; unwavering attention to the care and maintenance of its properties; operating charges that reflect economic responsibility; and rapid response to expansion, relocation and other space requirements. In 2000, CenterPoint achieved a 96% tenant retention rate, evidencing its commitment to tenant satisfaction.

    CenterPoint's business plan is anchored by the following six disciplines:

    FOCUS ON INDUSTRIAL REAL ESTATE. The Company focuses on warehouse/industrial properties, because management believes this property type, for the following reasons, offers consistently attractive returns and stable cash flow:

    - LOW CAPITAL REQUIREMENTS. The cost per square foot of developing warehouse/industrial properties typically ranges between $40-45 per square foot, which is lower than the cost of developing other types of property. From the Company's perspective, this results in less capital committed to any particular property, permitting greater diversification of the Company's risk. In addition, relative to other property types, fewer tenant improvements are required to renew or lease warehouse/industrial space, minimizing the level of recurring capital expenditures necessary to sustain rental income.

    - HIGH LEVEL OF TENANT INVESTMENT. Unlike office, retail and multi-family buildings, most warehouse/industrial buildings are occupied by a single tenant. Relocation tends to be costly for tenants of warehouse/industrial properties because of high tenant investment in production set-up expenses, machinery and other site specific improvements (in many cases higher than the landlord's investment). To avoid these costs, tenants typically lease space that exceeds their immediate needs or that is readily expandable. Tenant retention and expansion therefore tend to be higher than for other property types.

    - FAVORABLE LEASE TERMS. Warehouse/industrial buildings generally are leased on a "triple net" basis, under which tenants are contractually obligated to pay directly, or reimburse the landlord, for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the leases generally provide for rent growth through contractual rent increases, matching or often exceeding average price inflation.

    - SUPPLY BUILT ON DEMAND. The comparatively short development period for industrial buildings (typically six to nine months) relative to other property types has resulted in less speculative building and, therefore, a supply of industrial property that more closely corresponds to tenant demand. This has kept vacancy levels, on average, lower than for other property types and has produced greater rental rate stability.

    - LIMITED COMPETITION. Higher overall investment returns are more achievable for warehouse/ industrial property than other property types because such assets, typically $5 million to $10 million in purchase price, are too small to justify institutional attention. The Company's typical competitor for assets of this size is a sponsor of a single asset partnership that typically has a higher cost of capital and less financial flexibility than the Company.

    - READILY SALEABLE. Industrial real estate both individually and packaged as portfolios is sought by a wide variety of institutional and other investors because of the relative stability of its returns. The consistent investment demand for industrial assets is important to CenterPoint's overall strategy of reducing the need for external capital by recycling capital, through dispositions, from mature assets to new opportunities.

    FOCUS ON GREATER CHICAGO. CenterPoint's target market, Greater Chicago, is comprised of the region within a 150-mile radius of the City of Chicago, including Milwaukee, Wisconsin and South Bend, Indiana. This region offers significant opportunities for investment in, and ownership of, warehouse/industrial property. Greater Chicago lies at the center of one of the nation's principal population and production regions. With over 1.25 billion square-feet of industrial/warehouse space and 24 diverse submarkets (according to a ranking of markets published by CB Richard Ellis), Greater Chicago has become the largest and most diverse warehouse/industrial market. Its regional advantages have led to significant business in Chicago making it second only to New York in the number of Fortune 500 companies. As a consequence of its geographic location, the Midwest is the continent's premier transportation hub, possessing attributes critical to a highly diverse industrial real estate market.

    - TRANSPORTATION ADVANTAGES. The Midwest's transportation network, a consequence of it's central continental location, underpins its status as a manufacturing and distribution center. Extensive transportation infrastructure integrates Greater Chicago with the Midwest, as well as other important business and distribution centers, including Los Angeles and northern New Jersey. The State of Illinois enacted a $12 billion infrastructure program in 1999, which will be available for road, rail and other infrastructure improvements in the metropolitan Chicago area, enhancing its ability to attract and maintain business.

     Because Chicago serves as a rail, road, air and water hub, Chicago has benefited from the emergence of intermodal transportation, which is the movement of goods, usually containerized, by two or more modes of transportation. Nearly three-quarters of national rail freight passes through Chicago and intermodal traffic has been the fastest growing segment. Most of the railway yards have been converted to handle intermodal traffic. Chicago is the third largest container hub after Singapore and Hong Kong.

     A comparable driver of regional industrial development is O'Hare International Airport, one of the country's fastest growing airfreight intermodal hubs. O'Hare is expected to continue to spur industrial real estate activity with the growth of businesses reliant on the air transport of product and components. With an average annual increase of 6% in airfreight volume over the last 4 years, O'Hare handles approximately 3,900 tons of airfreight per day, along with the nearly 70 million commercial passengers it serves annually.

    - BUSINESS DIVERSITY. Regional diversity provides the Company with opportunities to capitalize on different trends affecting real estate demand and usage in a wide range of industries. An assorted tenant base also lessens the Company's cyclical risk, reducing its exposure to changes in the fortunes of any single type of business. Virtually all of the "Global 1000" maintain facilities in the Chicago metro area. As in other large industrial metro areas, Chicago's diversity has been increasing due to its transformation from a manufacturing to a service-based economy. Manufacturing employment makes up 15% of the employment base currently, well below that of many other midwestern metro areas. The diversification of the regional economy into services accelerated during the recent expansion as manufacturers continued to restructure operations to lower costs. The business services industry has been one of the main drivers of the Chicago economy during the past decade.

     The growth of high-tech industries, both manufacturing and service-based, also holds promise for diversifying the region's employment base and enhancing prospective demand for industrial and distribution space. The concentration of high-technology employment ranks Chicago fourth in the nation behind San Jose, Boston and Washington D.C.

     The growth in regional retail activity has also contributed to the demand for distribution facilities. The region ranks as the nation's third most populous metro area with 8 million residents. Such companies as Safeway, Jewel-Osco, Walgreens and Meijer's, among others, are expanding their presence in the area at a prodigious rate, with expanded space requirements to service retail operations.

     The Company believes other factors favor the continued health of Chicago's industrial property market. These include a skilled labor force, plentiful water resources, and utility deregulation expected to improve the competitiveness of regional manufacturing. In addition, management believes a favorable political climate exists for attracting and retaining business. The State of Illinois, the City of Chicago and other area municipalities have worked aggressively and creatively to promote area business development, activity directly linked to industrial space demand.

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

    The Company views tenant service as a key factor in its business and has established tenant satisfaction as one of its primary corporate goals. To develop its tenant franchise, the Company provides a variety of tenant services: high quality, attractive space; fair billing practices; obtaining the lowest possible utility, insurance and real estate tax charges; and responding rapidly to expansion or space reconfiguration requests.

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

    To motivate employees to provide the highest level of tenant service, the Company has established a pay-for-performance compensation plan under which the incentive pay of each participating employee depends in part on the results of an annual tenant satisfaction survey, independently administered by CEL & Associates and the Company's independent trustees. Employee incentive pay is also dependent on the achievement of targeted per share funds from operations and the results of a company-wide audit pertaining to the adherence to internal processes and procedures, all of which the Company believes enhances tenant service.

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

    - RECOVERY U ACQUISITIONS. During a recovering economy, CenterPoint acquires existing leased generic industrial buildings that are suitable for a wide variety of tenant uses. Traditionally, the seller is a company that is growing rapidly and can better invest its capital in its own business rather than in owning bricks and mortar. CenterPoint takes on that responsibility and enhances the facility through professional management.

    - STRONG ECONOMY U BUILD-TO-SUITS. During a strong economy, many tenants want to expand their space. As a result of the comfort level achieved through CenterPoint's long-term relationships with their tenants, as well as constant communication, the Company can ascertain the specific requirements of the tenant's future home. It can then be designed and built in the right location, on time, and within budget.

    - RECESSION U REDEVELOPMENTS. During a weaker economy, companies, on average, want to shrink capacity. Therefore, CenterPoint has developed a number of refinements within older, economically viable properties, completely rebuilding an existing facility within a tenant's time frame. By understanding their tenant's business needs, the Company can envision the potential of a building and match it to the market.

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

    FOCUS ON OPERATIONS. The Company is a full service, self managed real estate company. Six regions, each serving a particular segment of Greater Chicago, are operated by a team consisting of a regional manager, one or more property managers, administrative assistants, maintenance, and accounting support personnel. Property management staff are required to visit each tenant, on site, at least once every 90 days, and more frequently as warranted by tenant needs.

    The Company believes its competitive advantage derives from its market penetration, local expertise, tenant relationships and quality reputation with the Greater Chicago area. Another competitive advantage is its "state of the art" information system that fully integrates corporate, property management and accounting systems, enabling the Company to monitor and project each asset and its financial performance. The Company believes this long-term platform is capable of supporting its operating and financial objectives as well as its continued strong growth.

    FOCUS ON CONSERVING CAPITAL. The Company seeks to create and maintain substantial balance sheet capacity, which provides the Company flexibility to opportunistically tap favorably priced capital to support accretive investments. The Company believes it can maximize internal capital formation by
(i) investing at yields above its long-term cost of capital; (ii) pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (iii) redeploying its capital through asset sales. The Company will seek, where possible, to sell properties and re-deploy the proceeds of such sales in higher yielding opportunities where the Company believes significant value can be added. Disposition activity is integral to the Company's funding strategy and gains on sale are a regular and recurring component of the Company's revenues.

    To enhance its merchant activities and further expand its capital base, the Company, during 2000, formed CenterPoint Venture LLC ("CenterPoint Venture"), a partnership with CalEast, an investment vehicle between the California Public Employees Retirement System and LaSalle Investment Management. CenterPoint Venture was formed to position, package and sell stabilized industrial property investment opportunities routinely passed over by the Company due to its "value-added" focus. The $200 million fund is capitalized with equity commitments of $60 million by CalEast and $20 million by CenterPoint and supported by a $120 million credit facility. The company will receive an 11% cumulative return to its equity capital and 50% of the distributions, as well as transaction, administrative and property management fees.

TRANSACTIONS DURING 2000

    During 2000, the Company accomplished the following:

    2000 ACQUISITIONS AND DISPOSITIONS:

    - During 2000, the Company acquired or completed development of 22 warehouse/industrial properties and one office property totaling
      4.3 million square feet and invested approximately $201.4 million in total acquisitions and construction in progress owned at the REIT level. In order to fund this investment activity, the Company disposed of 37 warehouse/industrial properties totaling approximately 2.8 million square feet for approximately $111.0 million from the owned portfolio.

    - On August 10, 2000, the Company purchased a portion of the former Joliet Arsenal, an Army munitions manufacturing facility closed in 1976, from the United States Army for redevelopment. The approximately 2,000 acre project will be one the nation's largest private developments. Over the next
      12 years, the Company plans to build as much as 17 million square feet of distribution and manufacturing space in an industrial park adjacent to a major multi-modal rail facility to be operated by the Burlington Northern and Santa Fe Railway Company (BNSF). BNSF has agreed to lease approximately 560 acres in a phased take down over four years at an initial rent of $0.1933 per foot, escalating at 2.5% per annum and has additionally agreed to acquire 57 acres for development of the multi-modal facility. The Company expects to fund total improvements for the project of $650 million, which will be offset by entitlements of approximately $200 million.

    - CenterPoint Venture, formed in January 2000, acquired $91.9 million in 2000 and initiated $4.2 million in development. The Venture is expected to cmplete its first portfolio sale in 2001. Also, in 2000, the Venture secured a credit facility of $120 million to finance, on average, 60% of its investment outlays.

    2000 SECURITIES ACTIVITIES:

    - In November, 2000, the Company completed a public offering of 1,500,000 common shares at $43.25 per share for net proceeds of $64.3 million. The proceeds from this offering were used to pay down the Company's revolving line of credit.

    2000 FINANCINGS:

    - On January 12, 2000 the Company issued $150 million 7.9% senior unsecured notes due January 15, 2003. The notes were underwritten by Lehman Brothers Holdings, with A.G. Edwards & Sons, Inc., Banc of America Securities LLC, Bank One Capital Markets, Inc., and First Union Securities acting as co-managers. The net proceeds of issuance of approximately $149.1 million were used to pay down the Company's lines of credit.

    - In September, 2000, the Company increased its unsecured line of credit facility, which originated in October, 1996, to $350,000,000. The interest rate at December 31, 2000 ranges from 7.6875% to 7.8125% (LIBOR plus 1.0%) for LIBOR borrowings and Prime Rate (9.5%) for other borrowings. The line requires payments of interest only when LIBOR contracts mature and monthly on borrowings under Prime Rate.

SUBSEQUENT TRANSACTIONS

    On January 24, 2001 the Lake Shore Dunes property was sold and the
$21.3 million mortgage note payable that was secured by the property was assumed by the new owner.

    Effective January 1, 2001, the Company acquired 100% of the common stock of CRS. In connection with the acquisition, the CRS preferred stock owned by the Company was cancelled. For the year ended December 31, 2001 and thereafter, the operations of CRS will be fully consolidated with the Company. During 2001, the Company will elect for CRS to be treated as a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999.

EMPLOYEES

    At March 8, 2001, the Company had 95 full-time employees. Of the full-time employees, 82 are involved with property management, development, operations, leasing and acquisition activities, and 13 are involved with finance and general administration, financing activities and human resources.

ENVIRONMENTAL MATTERS

    Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances can be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired as of December 31, 2000, and the Company is not aware of any environmental condition with respect to any of its properties that is likely to have a material adverse effect on the Company. The Company has subjected each of its properties to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is the Company aware of, any environmental liability (including asbestos-related liability) that the Company believes would have a material adverse effect on its business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, or that no prior owner or operator created any material environmental condition not known to the Company or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities.

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

INVESTMENT IN AND ADVANCES TO AFFILIATES

    The Company holds approximately 99% of the economic interest in CenterPoint Realty Services Corporation, an Illinois corporation ("CRS"). To maintain compliance with limitations on income from business activities received by REITs and their qualified REIT subsidiaries, the Company holds its interest in CRS in the form of non-voting equity ownership, which qualifies CRS as an unconsolidated taxable subsidiary. Since its inception, CRS has been engaged in the development, purchase, and sale of warehouse/industrial real estate, and has provided third party consulting services in conjunction with other merchant activities.

    As of December 31, 2000, the Company had advanced to CRS approximately $49.9 million under a demand loan with interest rates ranging from 8.125% to 10.125%. The proceeds of the loan were required for development projects. Principal and interest are due upon demand. For further financial information relating the CRS, see footnote 5 of the attached financial statements.

    CRS owns 25% of CenterPoint Venture which is engaged in merchant activities. The Company provides property management services for the Venture, and also earns fees associated with the administration of the Venture and acquisitions and dispositions completed by the Venture.

    As mentioned before, effective January 1, 2001, CRS has made the election to be treated as a taxable REIT Subsidiary. The Company purchased the balance of the common stock of CRS not previously owned making CRS a 100% owned subsidiary.

ITEM 2. PROPERTIES.

THE COMPANY'S WAREHOUSE/INDUSTRIAL PROPERTIES

    At December 31, 2000, the Company's investment portfolio of warehouse/industrial properties consisted of 160 properties owned at the Company level and 10 properties owned at the CRS level, totaling approximately
27.8 million square feet, with a diverse base of more than 275 tenants engaged in a wide variety of businesses.

    The Company's current properties are well located, with convenient access to area interstate highway, rail, and air transportation. Most of the properties, both free standing and those located in CenterPoint Business Centers(TM), are typically designed for warehousing and distribution. The properties have an average project size of 163,258 square feet, and, on average, a tenant at an industrial property occupies 98,070 rentable square feet. Although a number of the industrial properties are single-tenant facilities, all are designed to be divisible and to be leased by multiple tenants.

    The leases for the warehouse/industrial properties currently owned by the Company have terms between one and 18 years, with a weighted average remaining lease term, weighted on current rent, of approximately 5.1 years as of December 31, 2000. In addition, rent from no single warehouse/ industrial tenant comprised more than 5% of the Company's total revenues as of December 31, 2000.

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

                          CENTERPOINT PROPERTIES TRUST
                    WAREHOUSE / INDUSTRIAL PROPERTY SUMMARY
                                AS OF 12/31/2000

                                                                  YEAR OF
                                                                 ORIGINAL
                                                               CONSTRUCTION/
                                                                   LAST
                                                               REDEVELOPMENT   ANNUALIZED     AVERAGE
                                                                  AND/OR       BASE RENT     RENT PER
PROPERTY ADDRESS                           CITY         STATE  EXPANSION (1)    REVENUE     SQ. FT. (2)
----------------                     -----------------  -----  -------------  ------------  -----------
2000 INVESTMENTS
LAKE COUNTY
1810-1850 Northwestern Dr..........  Gurnee             IL         1977            517,948      4.22
3849-3865 Swanson Court............  Gurnee             IL         1978            369,591      3.70
NORTH DUPAGE COUNTY
500 Wall St (7)....................  Glendale Heights   IL         1989            445,647      2.03
115 W. Lake St.....................  Glendale Heights   IL         1999            249,938      3.15
CHICAGO O'HARE AREA
44-80 Old Higgins Rd...............  Des Plaines        IL         1981            238,889      5.69
155-175 Armstrong Rd...............  Des Plaines        IL         1975            163,735      7.44
1001 Busse Rd (7)..................  Elk Grove Village  IL         1963          1,108,900      4.18
600 East Irving Park Rd (7)........  Bensenville        IL         1982            120,792      5.67
O'Hare Express-Phase C-1...........  Chicago            IL         2000          2,055,004     11.11
NEAR WEST SUBURBS
5200 Proviso (7)...................  Melrose Park       IL         1982             67,279      6.73
5000 Proviso (7)...................  Melrose Park       IL         1982          1,830,000      3.00
4700 Proviso (7)...................  Melrose Park       IL         1982          1,815,738      3.56
10700 Waveland Ave.................  Franklin Park      IL         1973            441,144      3.28
5700 McDermott Dr (7)..............  Berkeley           IL         1967            230,162      4.60
FAR WEST SUBURBS
1000 Knell Rd......................  Montgomery         IL         2000            745,362      4.35
SOUTHWEST SUBURBS
9700 Harlem Ave....................  Bridgeview         IL         1969            370,140      3.66
SOUTH SUBURBS
16750 S. Vincennes Ave.............  South Holland      IL         1970            595,128      2.94
FAR S.W. SUBURBS
7000 Monroe St.....................  Willowbrook        IL         1999            562,348      9.32
145 Tower Dr.......................  Burr Ridge         IL         1968            301,500      4.73
MILWAUKEE COUNTY
6600 N. Industrial Rd..............  Milwaukee          WI         1973            258,648      2.34
RACINE COUNTY
1221 Grand View Pkwy...............  Yorkville          WI         2000            373,578      4.12
OHIO
8877 Union Center Rd...............  Westchester        OH         1999          4,890,070      5.71
SUBTOTAL...........................                                           $ 16,220,349
                                                                              ------------
AVERAGE............................                                                           $ 4.03
                                                                                              ------
PREVIOUSLY OWNED PROPERTIES
LAKE COUNTY
2339-41 Ernie Krueger Court........  Waukegan           IL       1990/1993         231,408      4.25
620-630 Butterfield Road...........  Mundelein          IL         1990            213,793      8.82
1 Wildlife Way.....................  Long Grove         IL         1994            730,091     13.50
1700 Butterfield Road..............  Mundelein          IL         1976            240,000      4.00
3145 Central Avenue (6)............  Waukegan           IL         1958            883,000      2.94
28160 N Keith......................  Lake Forest        IL         1989            307,800      3.95
28618 N. Ballard...................  Lake Forest        IL         1984            298,428      5.00
N.E. COOK COUNTY
5990 Touhy Avenue..................  Niles              IL       1960/1993       1,422,766      4.81


                                                              PERCENT
                                                  PERCENT      OF GLA
                                         GLA      OF TOTAL  LEASED AS OF  NO. OF   PROPERTY
PROPERTY ADDRESS                     SQ. FT. (3)  GLA (4)     12/31/00    TENANTS  TYPE (5)
----------------                     -----------  --------  ------------  -------  --------
2000 INVESTMENTS
LAKE COUNTY
1810-1850 Northwestern Dr..........     122,712      0.46%      100%          4      ACQ
3849-3865 Swanson Court............     100,000      0.37%      100%          2      ACQ
NORTH DUPAGE COUNTY
500 Wall St (7)....................     219,471      0.82%      100%          1      ACQ
115 W. Lake St.....................      79,451      0.30%       35%          1      ACQ
CHICAGO O'HARE AREA
44-80 Old Higgins Rd...............      42,000      0.16%       74%          2      ACQ
155-175 Armstrong Rd...............      22,000      0.08%      100%          3      ACQ
1001 Busse Rd (7)..................     265,309      0.99%        0%          0    ACQ/RDV
600 East Irving Park Rd (7)........      21,304      0.08%       45%          1      ACQ
O'Hare Express-Phase C-1...........     185,000      0.69%      100%          1      BTS
NEAR WEST SUBURBS
5200 Proviso (7)...................      10,000      0.04%      100%          1      ACQ
5000 Proviso (7)...................     610,000      2.27%      100%          1      ACQ
4700 Proviso (7)...................     510,000      1.90%      100%          2      ACQ
10700 Waveland Ave.................     134,600      0.50%      100%          1      ACQ
5700 McDermott Dr (7)..............      50,000      0.19%      100%          1      ACQ
FAR WEST SUBURBS
1000 Knell Rd......................     171,200      0.64%      100%          1      ACQ
SOUTHWEST SUBURBS
9700 Harlem Ave....................     101,140      0.38%      100%          1      ACQ
SOUTH SUBURBS
16750 S. Vincennes Ave.............     202,510      0.75%      100%          1      ACQ
FAR S.W. SUBURBS
7000 Monroe St.....................      60,362      0.22%      100%          1      ACQ
145 Tower Dr.......................      63,687      0.24%      100%          1      ACQ
MILWAUKEE COUNTY
6600 N. Industrial Rd..............     110,400      0.41%       42%          1      ACQ
RACINE COUNTY
1221 Grand View Pkwy...............      90,654      0.34%      100%          1      ACQ
OHIO
8877 Union Center Rd...............     856,768      3.19%      100%          1      ACQ
SUBTOTAL...........................   4,028,568     14.98%
                                     ----------    ------
AVERAGE............................     183,117
                                     ----------
PREVIOUSLY OWNED PROPERTIES
LAKE COUNTY
2339-41 Ernie Krueger Court........      54,450      0.20%      100%          1      BTS
620-630 Butterfield Road...........      24,237      0.09%      100%          1      BTS
1 Wildlife Way.....................      54,100      0.20%      100%          1      RDV
1700 Butterfield Road..............      60,000      0.22%      100%          1      ACQ
3145 Central Avenue (6)............     300,000      1.12%       51%          3      ACQ
28160 N Keith......................      77,924      0.29%      100%          1      ACQ
28618 N. Ballard...................      59,688      0.22%      100%          1      ACQ
N.E. COOK COUNTY
5990 Touhy Avenue..................     295,964      1.10%      100%          3      RDV

                                                                  YEAR OF
                                                                 ORIGINAL
                                                               CONSTRUCTION/
                                                                   LAST
                                                               REDEVELOPMENT   ANNUALIZED     AVERAGE
                                                                  AND/OR       BASE RENT     RENT PER
PROPERTY ADDRESS                           CITY         STATE  EXPANSION (1)    REVENUE     SQ. FT. (2)
----------------                     -----------------  -----  -------------  ------------  -----------
N.W. COOK COUNTY
900 W. University Drive............  Arlington Heights  IL         1974            474,396      5.50
200 Champion Drive.................  Northlake          IL         1998            665,640      4.02
3450 W. Touhy (7)..................  Skokie             IL         1972            607,830      4.50
6800 N. McCormick (7)..............  Lincolnwood        IL         1955          1,141,656      3.38
100 W. Whitehall...................  Northlake          IL         1999          1,039,234      4.13
1555-9 N. Basswood.................  Shaumburg          IL         1984            200,844      6.06
3602 N. Kennicott..................  Arlington Heights  IL         1999            438,984      4.66
N. KANE COUNTY
825 Tollgate Road..................  Elgin              IL         1989            434,424      5.23
1575 Executive Drive...............  Elgin              IL         1980            150,995      4.86
CHICAGO O'HARE AREA
2743 Armstrong Court...............  Des Plaines        IL         1989            311,960      5.85
1520 Pratt Avenue..................  Elk Grove Village  IL         1968            250,440      4.00
1850 Greenleaf.....................  Elk Grove Village  IL         1965            269,907      4.60
1400 Busse Road....................  Elk Grove Village  IL         1975            712,003      4.80
1201 Lunt Avenue...................  Elk Grove Village  IL         1971             30,100      4.08
745 Birginal Road..................  Bensenville        IL         1974            505,164      4.46
2600 Elmhurst Road.................  Elk Grove Village  IL         1995            556,120      5.30
10601 Seymour Avenue (6)...........  Franklin Park      IL       1963/1970       3,167,344      4.68
850 Arthur Avenue..................  Elk Grove Village  IL       1971/1973         193,017      4.54
1100 Chase Avenue (7)..............  Elk Grove Village  IL       1980/1996         192,516      4.62
2553 North Edgington...............  Franklin Park      IL       1967/1995       1,057,374      3.85
875 Fargo Avenue...................  Elk Grove Village  IL         1980            445,188      5.40
1800 Bruning Drive.................  Itasca             IL       1975/1978       1,224,912      6.06
1501 Pratt Avenue..................  Elk Grove Village  IL         1973            606,432      3.99
400 North Wolf Road................  Northlake          IL       1956/1997       5,395,493      3.53
2801-2881 Busse Road...............  Elk Grove Village  IL         1997          1,129,710      4.50
2525 Busse Road....................  Elk Grove Village  IL         1975          3,631,033      4.09
2701-2781 Busse Road...............  Elk Grove Village  IL         1997          1,165,328      4.64
1951 Landmeier.....................  Elk Grove Village  IL         1967            236,640      5.64
1796 Sherwin.......................  Des Plaines        IL         1964            646,672      6.79
2021 Lunt Avenue (7)...............  Elk Grove          IL         1972            243,156      3.80
2121 Touhy Avenue (7)..............  Elk Grove          IL         1962            502,524      3.91
2001 S. Mt. Prospect Road (7)......  Des Plaines        IL         1980            649,648      3.91
755 Dillon Drive...................  Wood Dale          IL         1986            310,574      6.48
201 Oakton.........................  Des Plaines        IL         1984            713,733      4.46
O'Hare Express-Phase A-2...........  Chicago            IL         1997          1,146,440      9.48
O'Hare Express-Phase B-1...........  Chicago            IL         1997          2,254,820     13.13
110-190 Old Higgins Road...........  Des Plaines        IL         1980          1,311,182     10.90
2440 Pratt Ave.....................  Elk Grove Village  IL         1982            795,372      4.30
1100-40 W. Thorndale...............  Itasca             IL         1984            206,240      4.30
1020-50 W. Thorndale...............  Itasca             IL         1983            252,912      4.52
737 Fargo Ave. (7).................  Elk Grove Village  IL         1975            258,132      3.35
951 Fargo Ave. (7).................  Elk Grove Village  IL         1973            567,551      5.46
1500 W. Thorndale (7)..............  Itasca             IL         1991            195,480      7.85
18801 West Irving Park Drive.......  Chicago            IL         1999            781,884      4.22
O'Hare Express-Phase B-2...........  Chicago            IL         1999          1,929,816     12.58
NEAR WEST SUBURBS
3601 N Runge.......................  Franklin Park      IL       1962/1968         294,201      2.57
3400 N Powell......................  Franklin Park      IL       1961/1980         415,260      3.61
11140 W Addison....................  Franklin Park      IL       1961/1965         350,760      3.14
3434 N. Powell.....................  Franklin Park      IL       1960/1966         343,320      3.78


                                                              PERCENT
                                                  PERCENT      OF GLA
                                         GLA      OF TOTAL  LEASED AS OF  NO. OF   PROPERTY
PROPERTY ADDRESS                     SQ. FT. (3)  GLA (4)     12/31/00    TENANTS  TYPE (5)
----------------                     -----------  --------  ------------  -------  --------
N.W. COOK COUNTY
900 W. University Drive............      86,254      0.32%      100%          1      ACQ
200 Champion Drive.................     165,612      0.62%      100%          1      BTS
3450 W. Touhy (7)..................     135,172      0.50%      100%          2      ACQ
6800 N. McCormick (7)..............     338,000      1.26%      100%          1      ACQ
100 W. Whitehall...................     251,584      0.94%      100%          2      BTS
1555-9 N. Basswood.................      33,157      0.12%      100%          2      ACQ
3602 N. Kennicott..................      94,300      0.35%      100%          1      ACQ
N. KANE COUNTY
825 Tollgate Road..................      83,122      0.31%      100%          2      ACQ
1575 Executive Drive...............      31,050      0.12%      100%          1      ACQ
CHICAGO O'HARE AREA
2743 Armstrong Court...............      53,325      0.20%      100%          1      BTS
1520 Pratt Avenue..................      62,546      0.23%      100%          1      ACQ
1850 Greenleaf.....................      58,627      0.22%      100%          1      ACQ
1400 Busse Road....................     148,436      0.55%       93%         10      ACQ
1201 Lunt Avenue...................       7,380      0.03%      100%          1      ACQ
745 Birginal Road..................     113,266      0.42%      100%          1      ACQ
2600 Elmhurst Road.................     105,000      0.39%      100%          1      BTS
10601 Seymour Avenue (6)...........     677,000      2.52%      100%          3    ACQ/RDV
850 Arthur Avenue..................      42,490      0.16%      100%          1      ACQ
1100 Chase Avenue (7)..............      41,651      0.15%      100%          1      ACQ
2553 North Edgington...............     274,303      1.02%       89%          4      ACQ
875 Fargo Avenue...................      82,368      0.31%      100%          1      ACQ
1800 Bruning Drive.................     202,000      0.75%      100%          1      ACQ
1501 Pratt Avenue..................     151,900      0.56%      100%          2      ACQ
400 North Wolf Road................   1,527,593      5.67%      100%          4      ACQ
2801-2881 Busse Road...............     251,076      0.93%      100%          2      BTS
2525 Busse Road....................     888,335      3.30%       80%          9      ACQ
2701-2781 Busse Road...............     251,076      0.93%      100%          2      BTS
1951 Landmeier.....................      41,976      0.16%      100%          2      ACQ
1796 Sherwin.......................      95,220      0.35%      100%          2      ACQ
2021 Lunt Avenue (7)...............      64,000      0.24%      100%          1      ACQ
2121 Touhy Avenue (7)..............     128,600      0.48%      100%          1      ACQ
2001 S. Mt. Prospect Road (7)......     166,220      0.62%      100%          1      ACQ
755 Dillon Drive...................      47,928      0.18%      100%          1      ACQ
201 Oakton.........................     160,102      0.60%      100%          3      ACQ
O'Hare Express-Phase A-2...........     120,971      0.45%      100%          2      BTS
O'Hare Express-Phase B-1...........     171,685      0.64%      100%          1      BTS
110-190 Old Higgins Road...........     120,292      0.45%      100%          5      ACQ
2440 Pratt Ave.....................     184,902      0.69%      100%          1      ACQ
1100-40 W. Thorndale...............      48,000      0.18%      100%          1      ACQ
1020-50 W. Thorndale...............      56,000      0.21%      100%          1      ACQ
737 Fargo Ave. (7).................      77,015      0.29%      100%          1      ACQ
951 Fargo Ave. (7).................     103,987      0.39%      100%          1      ACQ
1500 W. Thorndale (7)..............      24,902      0.09%      100%          1      ACQ
18801 West Irving Park Drive.......     185,280      0.69%      100%          1      BTS
O'Hare Express-Phase B-2...........     153,345      0.57%      100%          2      BTS
NEAR WEST SUBURBS
3601 N Runge.......................     114,266      0.42%      100%          1      ACQ
3400 N Powell......................     115,097      0.43%      100%          1      ACQ
11140 W Addison....................     111,588      0.42%      100%          1      ACQ
3434 N. Powell.....................      90,760      0.34%      100%          1      ACQ

                                                                  YEAR OF
                                                                 ORIGINAL
                                                               CONSTRUCTION/
                                                                   LAST
                                                               REDEVELOPMENT   ANNUALIZED     AVERAGE
                                                                  AND/OR       BASE RENT     RENT PER
PROPERTY ADDRESS                           CITY         STATE  EXPANSION (1)    REVENUE     SQ. FT. (2)
----------------                     -----------------  -----  -------------  ------------  -----------
1999 N Ruby........................  Melrose Park       IL       1952/1962         282,585      2.62
11550 W. King......................  Franklin Park      IL         1963            205,992      3.00
317 W. Lake Street.................  Northlake          IL         1972          1,571,136      5.17
7525 Industrial Dr.................  Forest Park        IL         1974            174,936      3.50
WEST SUBURBS
425 N. Villa Ave...................  Villa Park         IL         1996            141,840     13.40
CENTRAL KANE/N. DUPAGE
425 South 37th Avenue (7)..........  St. Charles        IL         1975            423,648      4.11
1030 Fabyan Parkway................  Batavia            IL         1978            714,133      3.36
245 E. North Ave. (7)..............  Carol Stream       IL         1967          1,054,704      2.86
22 W 760 Poss St...................  Glen Ellyn         IL         1964             99,122      8.42
1000 Swanson Dr....................  Batavia            IL         1990            165,200     15.58
1705-75 Hubbard Dr.................  Batavia            IL         1985            131,687      3.57
900 Paramount Pkway................  Batavia            IL         1986            104,784      2.79
918 Paramount Pkway................  Batavia            IL         1987             36,300      3.67
902 Paramount Pkway................  Batavia            IL         1987             71,910      4.65
950 Paramount Pkway................  Batavia            IL         1987             52,626      3.40
934 Paramount Pkway................  Batavia            IL         1987             60,976      6.16
1324-40 Paramount Pkway............  Batavia            IL         1992            122,175      4.53
FAR WEST SUBURBS
720 Frontenac......................  Naperville         IL         1991            570,456      3.32
820 Frontenac......................  Naperville         IL         1988            520,249      3.39
1120 Frontenac.....................  Naperville         IL       1980/1994         578,916      3.76
1510 Frontenac.....................  Naperville         IL         1986            370,284      3.53
1020 Frontenac.....................  Naperville         IL         1980            311,084      3.12
1560 Frontenac.....................  Naperville         IL         1987            305,268      3.57
920 Frontenac......................  Naperville         IL         1987            438,404      3.62
1250 Carolina Drive................  West Chicago       IL         1988            533,250      3.56
825-845 Hawthorne Lane (6).........  West Chicago       IL         1974            589,422      3.71
16400 West 103rd Street (7)........  Lemont             IL       1983/1995         301,842      4.75
1 Allsteel Drive (7)...............  Aurora             IL         1960          2,361,275      2.34
2727 West Diehl Road...............  Naperville         IL         1997          2,047,896      4.65
9714 S. Rt 69......................  Naperville         IL         1988            165,200     19.67
SOUTHWEST SUBURBS
5619-25 West 115th Street..........  Alsip              IL         1974          1,792,522      4.52
6600 River Road....................  Hodgkins           IL         1968          1,592,340      2.53
6464 West 51st Street..............  Forest View        IL         1973            637,645      3.06
6500 West 51st Street..............  Forest View        IL         1975            545,375      2.94
7447 South Central Avenue..........  Bedford Park       IL         1975            364,800      3.09
7525 South Sayre...................  Bedford Park       IL         1981            540,300      4.39
11701 South Central Avenue.........  Alsip              IL         1970            985,992      3.32
11601 South Central Avenue.........  Alsip              IL         1970            743,029      2.87
7633 S. Sayre......................  Bedford Park       IL         1968            100,260      7.14
7201 S. Lemington..................  Bedford Park       IL         1958            360,000      3.37
7200 S. Mason......................  Bedford Park       IL         1974            639,180      3.08
6000 W. 73rd.......................  Bedford Park       IL         1974            426,420      2.88
7400 S. Narragansett Ave (6).......  Bedford Park       IL         1976            536,388      3.07
6751-55 South Sayre Avenue.........  Bedford Park       IL         1974            704,316      2.90
11801 S. Central...................  Alsip              IL         1985            853,152      3.00
9550 W. 55th Street................  McCook             IL         1999            995,698      5.99
6110 East Ave......................  Hodgkins           IL         1979            133,644     18.57
10047 Virginia Ave.................  Chicago Ridge      IL         1994            141,770      4.00


                                                              PERCENT
                                                  PERCENT      OF GLA
                                         GLA      OF TOTAL  LEASED AS OF  NO. OF   PROPERTY
PROPERTY ADDRESS                     SQ. FT. (3)  GLA (4)     12/31/00    TENANTS  TYPE (5)
----------------                     -----------  --------  ------------  -------  --------
1999 N Ruby........................     107,852      0.40%      100%          1      ACQ
11550 W. King......................      68,663      0.26%      100%          1      ACQ
317 W. Lake Street.................     303,935      1.13%      100%          2      ACQ
7525 Industrial Dr.................      49,980      0.19%      100%          1      ACQ
WEST SUBURBS
425 N. Villa Ave...................      10,585      0.04%      100%          1      ACQ
CENTRAL KANE/N. DUPAGE
425 South 37th Avenue (7)..........     103,106      0.38%      100%          1      ACQ
1030 Fabyan Parkway................     212,728      0.79%      100%          1      ACQ
245 E. North Ave. (7)..............     368,215      1.37%      100%          2      ACQ
22 W 760 Poss St...................      11,776      0.04%      100%          1      ACQ
1000 Swanson Dr....................      10,600      0.04%      100%          1      ACQ
1705-75 Hubbard Dr.................      36,928      0.14%       47%          3      ACQ
900 Paramount Pkway................      37,500      0.14%      100%          3      ACQ
918 Paramount Pkway................       9,900      0.04%      100%          1      ACQ
902 Paramount Pkway................      15,480      0.06%      100%          2      ACQ
950 Paramount Pkway................      15,480      0.06%      100%          2      ACQ
934 Paramount Pkway................       9,900      0.04%      100%          1      ACQ
1324-40 Paramount Pkway............      27,000      0.10%      100%          1      ACQ
FAR WEST SUBURBS
720 Frontenac......................     171,935      0.64%       64%          1      ACQ
820 Frontenac......................     153,604      0.57%      100%          1      ACQ
1120 Frontenac.....................     153,902      0.57%      100%          1      ACQ
1510 Frontenac.....................     104,886      0.39%      100%          1      ACQ
1020 Frontenac.....................      99,684      0.37%      100%          1      ACQ
1560 Frontenac.....................      85,608      0.32%       35%          1      ACQ
920 Frontenac......................     121,200      0.45%      100%          1      ACQ
1250 Carolina Drive................     150,000      0.56%      100%          1      BTS
825-845 Hawthorne Lane (6).........     158,772      0.59%      100%          5      ACQ
16400 West 103rd Street (7)........      63,612      0.24%      100%          1      ACQ
1 Allsteel Drive (7)...............   1,008,120      3.75%       84%          2      ACQ
2727 West Diehl Road...............     440,343      1.64%      100%          1      BTS
9714 S. Rt 69......................       8,400      0.03%      100%          1      ACQ
SOUTHWEST SUBURBS
5619-25 West 115th Street..........     396,979      1.48%      100%          4      RDV
6600 River Road....................     630,410      2.34%      100%          1      ACQ
6464 West 51st Street..............     208,713      0.78%       94%          4      ACQ
6500 West 51st Street..............     185,295      0.69%      100%          1      ACQ
7447 South Central Avenue..........     118,218      0.44%      100%          1      ACQ
7525 South Sayre...................     123,178      0.46%      100%          2      ACQ
11701 South Central Avenue.........     297,207      1.11%      100%          2      ACQ
11601 South Central Avenue.........     259,000      0.96%      100%          1      ACQ
7633 S. Sayre......................      14,039      0.05%      100%          1      ACQ
7201 S. Lemington..................     106,800      0.40%      100%          1      ACQ
7200 S. Mason......................     207,345      0.77%      100%          1      ACQ
6000 W. 73rd.......................     148,091      0.55%      100%          2      ACQ
7400 S. Narragansett Ave (6).......     174,720      0.65%      100%          1      ACQ
6751-55 South Sayre Avenue.........     242,690      0.90%      100%          1      ACQ
11801 S. Central...................     284,386      1.06%      100%          1      ACQ
9550 W. 55th Street................     166,320      0.62%      100%          4      ACQ
6110 East Ave......................       7,198      0.03%      100%          1      ACQ
10047 Virginia Ave.................      35,450      0.13%      100%          2      ACQ

                                                                  YEAR OF
                                                                 ORIGINAL
                                                               CONSTRUCTION/
                                                                   LAST
                                                               REDEVELOPMENT   ANNUALIZED     AVERAGE
                                                                  AND/OR       BASE RENT     RENT PER
PROPERTY ADDRESS                           CITY         STATE  EXPANSION (1)    REVENUE     SQ. FT. (2)
----------------                     -----------------  -----  -------------  ------------  -----------
CHICAGO SOUTH
900 East 103rd Street..............  Chicago            IL       1910/1990       2,175,966      3.78
3133 East 106th (6)................  Chicago            IL         1971            300,276      3.75
4400 South Kolmar (6)..............  Chicago            IL         1966            241,622      2.63
SOUTH SUBURBS
21399 Torrence Avenue..............  Sauk Village       IL         1987            801,048      2.15
2601 Bond Street...................  University Park    IL         1975            204,000      3.19
16951 St. Street...................  South Holland      IL         1983            182,844      8.09
1336 W. New Monee Rd...............  Crete              IL         1974             21,012      2.16
FAR S.W. SUBURBS
1319 Marquette Drive...............  Romeoville         IL         1990            276,014      7.59
1355 Enterprise Drive (6)..........  Romeoville         IL         1980            240,288      1.97
2301 North Route 30................  Plainfield         IL         1972            903,089      3.19
250 W. 63rd St.....................  Westmont           IL         1967            157,596     15.39
1243 Naperville Dr.................  Romeoville         IL         1994            389,158      5.29
1200-24 Independence Blvd..........  Romoeville         IL         1983            224,400      5.24
1277 Naperville Dr.................  Romeoville         IL         1992            137,556      5.09
1265 Naperville Dr.................  Romeoville         IL         1996            329,180      4.49
1287 Naperville Dr.................  Romeoville         IL         1997            320,164      4.64
MCHENRY COUNTY
875 Diggins Rd. (7)................  Harvard            IL         1952            448,380      3.55
N.W. INDIANA
425 West 151st Street..............  East Chicago       IN       1913/1991       1,069,765      3.06
201 Mississippi Street.............  Gary               IN       1945/1988       4,005,130      3.81
1827 North Bendix Drive (6)........  South Bend         IN       1964/1990         570,757      2.86
101 45th Street....................  Munster            IN         1991          1,266,387      3.62
MILWAUKEE COUNTY
7501 North 81st Street.............  Milwaukee          WI         1987            680,640      3.70
2003-2201 S. 114th Street..........  West Allis         WI         1965            684,516      2.81
1475 S. 101st......................  West Allis         WI         1969            205,873      4.38
4700 Ironwood Drive................  Franklin           WI         1998            418,884      3.40
5521 Mill Road.....................  Milwaukee          WI         1960            130,920      2.95
70th & Washington..................  West Allis         WI         1999            499,425      4.40
11000 Silver Springs Rd. (7).......  Milwaukee          WI         1968            548,353      4.30
3511 W. Green Tree.................  Milwaukee          WI       1969/1971         390,000      2.26
Richards & Vienna..................  Milwaukee          WI         1999            535,224      4.60
KENOSHA COUNTY
8901 102nd Street..................  Pleasant Prairie   WI         1990            649,536      6.15
8200 100th Street..................  Pleasant Prairie   WI         1990            568,356      3.83
RACINE COUNTY
1333 Grandview Drive...............  Yorkville          WI         1997            796,572      3.79
SUBTOTAL...........................                                           $ 91,704,709
AVERAGE............................                                                           $ 4.01
GRAND TOTAL ALL WAREHOUSE/INDUSTRIAL PROPERTIES..............                 $107,925,058
AVERAGE ALL WAREHOUSE/INDUSTRIAL PROPERTIES (8)..............                                 $ 4.01
GRAND TOTAL ALL WAREHOUSE/INDUSTRIAL PROPERTIES ON THE REIT
  EXCLUDING REDEVELOPMENTS AT 12/31/2000.....................                 $106,816,158
AVERAGE ALL WAREHOUSE/INDUSTRIAL PROPERTIES ON THE REIT
  EXCLUDING REDEVELOPMENTS AT 12/31/2000.....................                                 $ 4.01


                                                              PERCENT
                                                  PERCENT      OF GLA
                                         GLA      OF TOTAL  LEASED AS OF  NO. OF   PROPERTY
PROPERTY ADDRESS                     SQ. FT. (3)  GLA (4)     12/31/00    TENANTS  TYPE (5)
----------------                     -----------  --------  ------------  -------  --------
CHICAGO SOUTH
900 East 103rd Street..............     575,462      2.14%       94%          7      RDV
3133 East 106th (6)................      80,076      0.30%      100%          1      ACQ
4400 South Kolmar (6)..............      92,000      0.34%      100%          1      ACQ
SOUTH SUBURBS
21399 Torrence Avenue..............     372,835      1.39%      100%          1      ACQ
2601 Bond Street...................      64,000      0.24%      100%          1      ACQ
16951 St. Street...................      22,615      0.08%      100%          3      ACQ
1336 W. New Monee Rd...............       9,720      0.04%      100%          1      ACQ
FAR S.W. SUBURBS
1319 Marquette Drive...............      36,349      0.14%      100%          1      BTS
1355 Enterprise Drive (6)..........     122,100      0.45%      100%          1      ACQ
2301 North Route 30................     282,679      1.05%       96%          2      ACQ
250 W. 63rd St.....................      10,240      0.04%      100%          1      ACQ
1243 Naperville Dr.................      73,600      0.27%      100%          5      ACQ
1200-24 Independence Blvd..........      42,804      0.16%      100%          1      ACQ
1277 Naperville Dr.................      27,000      0.10%       55%          3      ACQ
1265 Naperville Dr.................      73,385      0.27%      100%          2      ACQ
1287 Naperville Dr.................      69,000      0.26%      100%          3      ACQ
MCHENRY COUNTY
875 Diggins Rd. (7)................     126,304      0.47%      100%          1      ACQ
N.W. INDIANA
425 West 151st Street..............     349,236      1.30%       88%          5      RDV
201 Mississippi Street.............   1,052,173      3.90%       89%         13      RDV
1827 North Bendix Drive (6)........     199,730      0.74%      100%          1      ACQ
101 45th Street....................     350,133      1.30%      100%          1      ACQ
MILWAUKEE COUNTY
7501 North 81st Street.............     183,958      0.68%      100%          1      ACQ
2003-2201 S. 114th Street..........     243,350      0.91%      100%          2      ACQ
1475 S. 101st......................      46,973      0.17%      100%          1      ACQ
4700 Ironwood Drive................     123,200      0.46%      100%          1      BTS
5521 Mill Road.....................      44,435      0.17%       81%          2      ACQ
70th & Washington..................     113,400      0.42%      100%          1      ACQ
11000 Silver Springs Rd. (7).......     127,400      0.47%      100%          1      ACQ
3511 W. Green Tree.................     172,650      0.64%      100%          2      ACQ
Richards & Vienna..................     116,354      0.43%      100%          1      ACQ
KENOSHA COUNTY
8901 102nd Street..................     105,637      0.39%      100%          1      ACQ
8200 100th Street..................     148,472      0.55%      100%          1      ACQ
RACINE COUNTY
1333 Grandview Drive...............     210,000      0.78%      100%          1      ACQ
SUBTOTAL...........................  22,858,125     85.02%
                                     ----------
AVERAGE............................     165,639      0.62%
                                     ----------
GRAND TOTAL ALL WAREHOUSE/INDUSTRIA  26,886,693    100.00%                  276
                                     ----------
AVERAGE ALL WAREHOUSE/INDUSTRIAL PR     168,042                  95%
                                     ----------

GRAND TOTAL ALL WAREHOUSE/INDUSTRIA
  EXCLUDING REDEVELOPMENTS AT 12/31  26,621,384                  96%
                                     ----------

AVERAGE ALL WAREHOUSE/INDUSTRIAL PR
  EXCLUDING REDEVELOPMENTS AT 12/31     167,430
                                     ----------

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

(8) Average size equals total GLA divided by the number of warehouse/industrial properties.

    As mentioned above, the Company's unconsolidated subsidiary also owns ten operating warehouse/industrial properties with ten tenants as of December 31, 2000. Those properties are summarized below:

                                                                           SQUARE
PROPERTY ADDRESS                                 CITY           STATE     FOOTAGE
----------------                           -----------------   --------   --------
250 Mannheim Road........................  Hillside            IL         182,122
155 Old Higgins Road.....................  Elk Grove Village   IL         103,090
6333 West Douglas........................  Milwaukee           WI          25,607
9500 W. 55th Street......................  McCook              IL         201,550
1014 Profile Road........................  Bethlehem           OH          84,000
2800 Henkle Drive........................  Lebanon             OH         131,150
251 North Main Street....................  Freeport            NY          12,040
8775 Zionsville Road.....................  Indianapolis        IN           5,760
3620 Swenson Avenue......................  St. Charles         IL          44,457
7750 Industrial Drive....................  Forest Park         IL          77,330
                                                                          -------
                                                                          867,106
                                                                          =======

LEASE EXPIRATIONS

    The following table shows as of December 31, 2000 scheduled lease expirations for the Company's warehouse/industrial properties commencing January 1, 2001 and for the next ten years, assuming that no tenants exercise renewal options:

                                                                         AVERAGE     % OF TOTAL
                                                                        BASE RENT    PROPERTIES     % OF 2000
                                             GLA OF      ANNUALIZED    PER SQ. FT.       GLA        BASE RENT
                                  NO. OF    EXPIRING     BASE RENT        UNDER      REPRESENTED   REPRESENTED
                                  LEASES     LEASES       EXPIRING      EXPIRING     BY EXPIRING   BY EXPIRING
YEAR ENDING DECEMBER 31          EXPIRING   (SQ. FT.)      LEASES        LEASES        LEASES        LEASES
-----------------------          --------   ---------   ------------   -----------   -----------   -----------
2001...........................     60      3,121,590   $11,231,507       $3.60         11.61%        10.41%
2002...........................     47      4,078,576    13,681,116        3.35         15.17%        12.68%
2003...........................     44      2,648,095    11,180,015        4.22          9.85%        10.36%
2004...........................     31      3,726,876    13,706,487        3.68         13.86%        12.70%
2005...........................     30      2,445,590     8,556,634        3.50          9.10%         7.93%
2006...........................     28      2,626,751     9,789,767        3.73          9.77%         9.07%
2007...........................     12      1,058,603     6,174,771        5.83          3.94%         5.72%
2008...........................     13      1,570,869     6,540,438        4.16          5.84%         6.06%
2009...........................     12      1,273,672     7,250,344        5.69          4.74%         6.72%
2010...........................     10        986,689     3,708,539        3.76          3.67%         3.44%

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

    - 21399 Torrence Avenue, Sauk Village, Illinois is subject to an option exercisable on or between December 31, 2000 and May 31, 2002 to purchase the property on November 30, 2002 for $9,314,500.

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

    In addition to purchase options, the Company has granted to tenants of certain properties a right of first refusal (in the event the Company has received an unsolicited offer from a third party to purchase the property which the Company desires to accept) or a right of first offer (in the event the Company has not received an unsolicited third party offer for the property but desires to entertain an offer). These properties include: One Wildlife Way, Long Grove, Illinois, 8901 102nd Street, Pleasant Prairie, Wisconsin, 825 Tollgate Road, Elgin, Illinois, 7400 Narragansett Avenue, Bedford Park, Illinois, and 7633 S. Sayre, Bedford Park, Illinois. The existence of those rights will not compel the Company to sell a property for a price less than the price the Company desires to accept.

THE COMPANY'S OTHER PROPERTIES AND INVESTMENTS

    In addition to its warehouse/industrial properties, the Company owns, at the REIT level, three retail properties having approximately 61,183 square feet of GLA, two office buildings having approximately 94,000 square feet of GLA in which the offices of the management company use approximately 48,000 square feet of one of the properties and the remaining portion is leased, one 682-unit apartment complex located at 440 North Lake Street, Miller, Indiana and known as Lakeshore Dunes Apartments, and two fully leased parking lots. The Company does not intend to acquire properties other than warehouse/industrial properties in the future. The Company believes, however, that these properties are favorable investments for the Company, adding to distributable cash flow per share. The Company also has investments in two uncompleted build-to-suit properties, one of which is a 59,250 square foot two story office expansion on an existing office property and the other is the initial phase of the approximately 2,000 acre development at the former Joliet Arsenal. The Company also owns two stand alone land parcels totaling 20.53 acres.

    The following table sets forth certain information regarding the Company's retail properties:

                                                                                        PERCENT
                               YEAR OF                                                    OF
                            ACQUISITION/                                  PERCENT         GLA                      AVERAGE
                                LAST            YEAR OF         TOTAL        OF         LEASED                       RENT
                            REDEVELOPMENT       ORIGINAL         GLA       TOTAL         AS OF       ANNUALIZED      PER
                                 OF          CONSTRUCTION/    (SQ. FT.)     GLA      DECEMBER 31,     BASE RENT    SQ. FT.
                            EXPANSION (1)      EXPANSION         (2)        (3)          2000          REVENUE       (4)
                           ---------------   --------------   ---------   --------   -------------   -----------   --------
4-48 Barring Rd.
Streamwood, IL...........          1994           1991          38,633      63.1%         79.7%       $433,969      $11.23
84-120 McHenry Rd.
Wheeling, IL.............     1990/1993           1989          20,535      33.6%         81.7%        294,199       14.33
351 North Rohlwing Rd.
Itasca, IL...............          1993           1989           2,015       3.3%        100.0%         78,303       38.86
                                                               -------     -----                      --------      ------
TOTAL....................                                       61,183     100.0%                     $806,471      $13.18
                                                               =======     =====                      ========      ======


                            NUMBER
                              OF
                           TENANTS
                           --------
4-48 Barring Rd.
Streamwood, IL...........     11
84-120 McHenry Rd.
Wheeling, IL.............      7
351 North Rohlwing Rd.
Itasca, IL...............      1
                              --
TOTAL....................     19
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

    The following table shows as of December 31, 2000 scheduled lease expirations for the retail properties commencing January 1, 2001, through lease expiration, assuming no tenants exercise renewal options.

                                   GLA OF     ANNUALIZED                       % OF TOTAL OFFICE   % OF 2000 OFFICE
                        NO. OF    EXPIRING    BASE RENT    AVERAGE BASE RENT    PROPERTIES GLA        BASE RENT
YEAR ENDING             LEASES     LEASES      EXPIRING    PER SQ. FT. UNDER    REPRESENTED BY      REPRESENTED BY
DECEMBER 31            EXPIRING   (SQ. FT.)     LEASES      EXPIRING LEASES     EXPIRING LEASES    EXPIRING LEASES
-----------            --------   ---------   ----------   -----------------   -----------------   ----------------
2001.................     5         10,940     $117,747          $10.76              17.88%             16.67%
2002.................     2          3,937       68,348           17.36               6.43%              9.67%
2003.................     2          6,546       68,802           10.51              10.70%              9.74%
2004.................     1          2,614       44,568           17.05               4.27%              6.31%
2005.................     5         14,234      295,576           20.77              23.26%             41.83%
2006.................     3          9,650      133,128           13.80              15.77%             18.84%
2007.................     0              0            0               0                  0%                 0%
2008.................     0              0            0               0                  0%                 0%
2009.................     1          2,015       78,303           38.86               3.29%             11.08%

    The following table sets forth certain information regarding the Company's office properties:

                                                                                        PERCENT
                               YEAR OF                                                    OF
                            ACQUISITION/                                  PERCENT         GLA                      AVERAGE
                                LAST            YEAR OF         TOTAL        OF         LEASED                       RENT
                            REDEVELOPMENT       ORIGINAL         GLA       TOTAL         AS OF       ANNUALIZED      PER
                                 OF          CONSTRUCTION/    (SQ. FT.)     GLA      DECEMBER 31,     BASE RENT    SQ. FT.
                            EXPANSION (1)      EXPANSION         (2)        (3)          2000          REVENUE       (4)
                           ---------------   --------------   ---------   --------   -------------   -----------   --------
9700 Touhy Avenue
Niles, IL................          2000           1991         267,344      74.0%        100.0%      $6,656,867     $24.90
1808 Swift Drive
Oak Brook, IL (5)........     1997/1998           1989          94,000      26.0%        100.0%         447,830       9.74

TOTAL (5)................                                      361,344     100.0%                    $7,104,697     $22.67
                                                               =======     =====                     ==========     ======


                            NUMBER
                              OF
                           TENANTS
                           --------
9700 Touhy Avenue
Niles, IL................      1
1808 Swift Drive
Oak Brook, IL (5)........      2
                              --
TOTAL (5)................      3
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

(5) This office property is leased to one tenant for 46,000 square feet and also houses the offices of the management company for 48,000 square feet. The annualized base rent revenue and average rent per square foot are presented for the occupied 46,000 square feet only. Also, the total average rent per square foot is presented including the occupied 46,000 square feet only.

    The tenants of the Company's office properties are also tenants of the Company in warehouse/ industrial space. The Company has become a landlord for these office properties through the relationship that was already established with these tenants.

    The following table shows as of December 31, 2000 scheduled lease expirations for the office properties commencing January 1, 2001, through lease expiration, assuming no tenants exercise renewal options. This table excludes the offices of the management company.

                                   GLA OF     ANNUALIZED                       % OF TOTAL OFFICE   % OF 2000 OFFICE
                        NO. OF    EXPIRING    BASE RENT    AVERAGE BASE RENT    PROPERTIES GLA        BASE RENT
YEAR ENDING             LEASES     LEASES      EXPIRING    PER SQ. FT. UNDER    REPRESENTED BY      REPRESENTED BY
DECEMBER 31            EXPIRING   (SQ. FT.)     LEASES      EXPIRING LEASES     EXPIRING LEASES    EXPIRING LEASES
-----------            --------   ---------   ----------   -----------------   -----------------   ----------------
2010.................     1         46,000    $  555,793         $12.08               12.7%               7.8%
2015.................     1        267,344    10,371,204          38.79               74.0%             146.0%

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

    As of December 31, 2000, 632 of the units, or 92.7%, were leased and occupied, providing for a monthly base rent of approximately $327,420 or an annualized base rent of $3.9 million. Current leases provide for customary one year terms and require that tenants pay a fixed rent based on the type of apartment and square footage. Tenants are responsible for utilities. The following table sets forth the apartment mix at this property as of December 31, 2000:

                                    NUMBER OF UNITS   TOTAL GLA     AVERAGE GLA PER     AVERAGE MONTHLY
TYPE OF APARTMENT                     IN COMPLEX      (SQ. FT.)   APARTMENT (SQ. FT.)    RENT PER UNIT
-----------------                   ---------------   ---------   -------------------   ---------------
Studio............................         48           20,208            421                $389
One Bedroom.......................        171           99,009            579                 471
Deluxe One Bedroom................         43           29,283            681                 482
Two Bedroom.......................        390          308,100            790                 546
Three Bedroom.....................         30           28,500            950                 679
                                          ---          -------
TOTALS:...........................        682          485,100
                                          ===          =======

    This property was sold on January 24, 2001. Refer to "Subsequent Transactions" under Item 1 above for further details.

    As of the end of 2000, the Company owned two parking lots within industrial parks. The first parking lot, purchased in 1996, is leased through January 2006 for an annual minimum rent of $26,400. The second parking lot, purchased in 1999, is leased through 2002 for a current annual minimum rent of $41,605.

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

                                                                                                 CASH
QUARTERLY PERIOD ENDING                                          HIGH           LOW       DISTRIBUTION/SHARE
-----------------------                                       -----------   -----------   ------------------
March 31, 1999..............................................  34 1/16       31 1/16              0.475
June 30, 1999...............................................  37 5/8        31 1/4               0.475
September 30, 1999..........................................  37 1/4        31 3/8               0.475
December 31, 1999...........................................  36 3/8        31 3/4               0.475
March 31, 2000..............................................  38            34 5/16             0.5025
June 30, 2000...............................................  40 3/4        35 5/8              0.5025
September 30, 2000..........................................  46 1/4        40 1/2              0.5025
December 31, 2000...........................................  47 13/16      43 13/16            0.5025

    (b) As of March 12, 2001, there were approximately 139 holders of record of the Company's common shares.

    (c) The Company paid dividends on Class B common shares in 1999 of $1.80 per share. Also, all class B common shares were converted into common shares in 1999.

    The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured credit facility led by Bank One, Lead Arranger and Administrative Agent.

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

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                       SELECTED HISTORICAL FINANCIAL DATA
   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA, RATIOS AND NUMBER OF PROPERTIES)

                                                                           YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------
                                                            2000         1999        1998        1997        1996
                                                         ----------   ----------   ---------   ---------   ---------
Operating Data:
  Revenues.............................................  $  158,479   $  138,936   $107,226    $ 85,588    $ 63,330

Expenses:
  Operating expenses excluding depreciation and
    amortization (1)...................................     (52,137)     (41,185)   (35,700)    (29,182)    (20,751)
  Depreciation and other amortization..................     (32,954)     (27,351)   (21,418)    (15,278)    (10,648)
  General and administrative...........................      (4,812)      (4,258)    (4,041)     (3,105)     (2,567)
  Interest expense:
    Interest incurred, net.............................     (30,976)     (19,954)   (13,659)    (10,071)     (9,865)
    Amortization of deferred financing costs...........      (2,155)      (1,905)    (1,817)       (800)     (1,127)
                                                         ----------   ----------   --------    --------    --------
  Operating income.....................................      35,445       44,283     30,591      27,152      18,372
    Gain on real estate................................      19,228        5,086      1,672
    Other income (expense) (2).........................          13          (27)       (15)        108        (100)
                                                         ----------   ----------   --------    --------    --------
  Income before extraordinary item.....................      54,686       49,342     32,248      27,260      18,272
    Extraordinary item.................................                     (582)                            (3,331)
                                                         ----------   ----------   --------    --------    --------
  Net income...........................................      54,686       48,760     32,248      27,260      14,941
  Preferred dividend...................................     (10,105)      (8,318)    (6,360)       (901)       (947)
                                                         ----------   ----------   --------    --------    --------
  Net income available to common shareholders..........      44,581       40,442     25,888      26,359      13,994

  Per share net income available to common Shareholders
    before extraordinary item:
    Basic..............................................        2.13         2.02       1.30        1.41        1.25
    Diluted............................................        2.09         1.99       1.29        1.39        1.22

  Per share net income available to common
    Shareholders:
    Basic..............................................        2.13         1.99       1.30        1.41        1.01
    Diluted............................................        2.09         1.96       1.29        1.39        0.99

Balance Sheet Data (End of Period):
  Investment in real estate (before accumulated
    depreciation and amortization).....................  $1,084,812   $  971,897   $768,857    $662,275    $429,034
  Real estate held for sale, net of depreciation.......      17,277
  Net investment in real estate........................   1,003,133      886,489    706,600     617,923     398,828
  Total assets.........................................   1,155,235    1,083,427    817,606     699,055     451,206
  Total debt...........................................     547,744      554,348    364,718     270,735     177,349
  Shareholders' equity.................................     534,386      466,604    407,459     387,756     248,114
Other Data:
  Funds from Operations (3)............................  $   74,103   $   69,003   $ 46,777    $ 42,684    $ 30,445
  EBITDA (4)...........................................     120,771       98,552     69,142      53,409      39,912
  Net cash flow:
    Operating activities...............................      71,518       75,398     57,804      39,411      29,552
    Investing activities...............................     (74,790)    (272,361)  (118,706)   (245,336)   (111,554)
    Financing activities...............................         827      199,993     59,725     206,507      80,194
      Distributions....................................      51,825       46,893     41,233      32,046      24,065
  Return of capital portion of distribution............         834        8,101      3,139       3,916      12,280
  Number of properties included in operating results
    (5)................................................         167          182        126         101          76
  Ratio of earnings to fixed charges...................        2.40         2.97       2.70        3.24        2.33
  Ratio of earnings to combined fixed charges and
    preferred dividends................................        1.88         2.20       1.98        3.01        2.15

------------------------------

(1) Operating expenses include real estate taxes, repairs and maintenance, insurance and utilities and exclude interest, depreciation and amortization and general and administrative expenses.

(2) Other income (expense) includes gains and losses on property dispositions in 1997 and 1996, and other miscellaneous operating and non-operating items.

(3) The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations ("FFO") as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. CenterPoint calculates FFO as net income to common shareholders, plus real estate depreciation and non-financing amortization, inclusive of results from merchant activitites of the Company and its unconsolidated joint ventures, which includes fee income, and cash gains and losses on disposition of stabilized Company assets (measured as the sale price, net of selling costs, less book value after adding back accumulated depreciation). The Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business strategy.

                                                                    2000       1999       1998       1997       1996
                                                                  --------   --------   --------   --------   --------
    Net income available to common shareholders.................  $44,581    $40,442    $25,888    $26,359    $14,941
    Extraordinary item..........................................                 582                            3,331
    Depreciation and amortization...............................   32,954     27,351     21,418     15,278     10,648
    Amortization of deferred financing costs, debentures........                  23         38         48         67
    Convertible subordinated debenture interest.................                 451        783        999      1,385
    Depreciation of properties sold.............................   (8,210)    (2,335)    (1,350)
    Depreciation from unconsolidated subsidiary, net of tax.....    1,041        553
    Depreciation on sold assets from unconsolidated subsidiary,
      net of tax................................................       (8)       (22)
    Convertible preferred dividend..............................    3,745      1,958
    Loss on disposition of properties...........................                                                   73
                                                                  -------    -------    -------    -------    -------
    Funds from operations.......................................  $74,103    $69,003    $46,777    $42,684    $30,445
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

(5) The increase in number of properties in 1996 reflects the acquisition of 15 properties and the disposition of eight properties throughout 1996. The increase in number of properties in 1997 reflects the acquisition of 21 properties, the completion of seven developments, and the disposition of three properties throughout 1997. The increase in number of properties in 1998 reflects the acquisition of 30 properties, the completion of two developments, and the disposition of six properties throughout 1998. The increase in number of properties in 1999 reflects the acquisition of 61 properties, the completion of three developments, and the disposition of nine properties throughout 1999. The increase in number of properties in 2000 reflects the acquisition of 20 properties, the completion of two developments, and the disposition of 37 properties throughout 2000 on the REIT.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following is a discussion of the historical operating results of the Company. This discussion should be read in conjunction with the Financial Statements and the information set forth under "SELECTED HISTORICAL FINANCIAL DATA."

CENTERPOINT VALUE ADDED STRATEGY

    The Company's focus on value added investment and capital recycling has contributed to the Company's results of operations. This activity includes investment in acquisitions, build-to-suit and redevelopment activities. Since 1989, the Company has grown its portfolio of warehouse/industrial properties from six properties, with approximately 1.9 million square feet, to 170 properties with approximately 27.8 million square feet as of December 31, 2000, including investments within the Company's subsidiaries.

    In 2000, the Company's capital recycling strategy provided $149.8 million of funds for value added acquisitions, investments in construction in progress and investments in properties at the affiliate level. The Company sold 37 owned properties and acquired and completed the construction of 22 properties. The Company's total net increase in owned warehouse/industrial properties, was
1.2 million square feet or 4.8%.

    The Company's Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998 reflect partial period results for acquisitions, dispositions and expansions made during each respective year. These statements also include the lease-up of previously vacant space, related to the properties owned by the Company as of January 1, 2000, 1999 and 1998, respectively. Certain executive officers of the Company had an interest in entities which were purchased by the Company (one property in 1998). These transactions satisfied the Company's investment criteria and were approved by the Company's independent trustees.

    Finally, the historical results of the Company reflect the Company's significant property development and redevelopment activities in which substantial capital costs and related expenses were incurred in advance of receipt of rental income. At December 31, 2000, the Company and its subsidiaries had 0.5 million square feet of developments under construction with an estimated total cost of $16.9 million that were 100% pre-leased. In addition, the Company and its subsidiaries owned approximately 2,000 acres of land, as of December 31, 2000, for the future development of an approximately 617 acre intermodal railyard and as much as 17.0 million square feet of warehouse/ industrial facilities. $81.9 million of these developments were funded by the Company and its subsidiaries as of December 31, 2000 and were not producing income.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

Revenues

    Total revenues increased by $19.5 million or 14.1% over the same period last year.

    In the twelve months of 2000, 96.0% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties. Operating and investment revenues increased by $29.2 million in 2000. A portion of the increase was due to income from 22 acquired operating properties and completed developments in 2000, totaling 4.0 million square feet, net of 37 dispositions as of the end of the year. The remainder of the increase was attributable to a full period of income from the 1999 acquisition of 61 properties and three build-to-suit properties coming on line, totaling 5.1 million square feet, net of nine property dispositions.

    Other revenues decreased $9.6 million mainly due to the structuring of 2000's merchant transactions as gains on the sale of properties rather than real estate fee income in tune with our capital recycling strategy. Gains are included as a separate item in the Statement of Operations.

Operating and Nonoperating Expenses

    Real estate tax expense and property operating and leasing expense increased by $11.0 million from year to year. $6.1 million of the increase resulted from a full period of real estate taxes on 1999 acquisitions and a partial period of real estate taxes on 2000 acquisitions, net of dispositions. The balance of the increase was due to increased leasing expenses, insurance, utilities, repairs and maintenance and property management costs, which increased proportionate to the level of acquisitions and development activities of the Company. Property operating and leasing costs, as a percentage of total revenues, increased from 11.1% to 12.8% when comparing 1999 to 2000 due in part to current and future growth of the Company's operating team and operating activity on 2000 and 1999 acquisitions and developments.

    General and administrative expenses increased by $0.6 million, only a slight increase, due primarily to the growth of the Company. As a percentage of total revenues, general and administrative expenses decreased slightly from 3.1% to 3.0% when comparing years.

    Depreciation and amortization increased by $5.6 million due to a full period of depreciation on 1999 acquisitions and a partial period of depreciation on 2000 acquisitions.

    Interest incurred increased by approximately $11.0 million over the same period last year due to increased average balances outstanding and higher interest rates for variable rate debt in 2000 compared to 1999.

    Gains on the sale of real estate increased in 2000 due to the sale of 37 properties, compared to only nine properties in 1999. As mentioned above, more of the Company's merchant activities were structured as straight property sales in 2000.

Net Income and Other Measures of Operations

    Net income increased $4.1 million or 10.2% due to the growth of the Company through the net acquisition of warehouse/industrial real estate and merchant income.

    Funds from operations ("FFO") increased 7.4% from $69.0 million to $74.1 million. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. CenterPoint calculates FFO as net income to common shareholders, plus real estate depreciation and non-financing amortization, inclusive of results from merchant activitites of the Company and its unconsolidated joint ventures, which includes fee income, and cash gains and losses on disposition of stabilized Company assets (measured as the sale price, net of selling costs, less book value after adding back accumulated depreciation). The Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business strategy. FFO exclusive of gains and losses from disposition activities decreased 4.8% from $66.3 million to $63.1 million when comparing periods. FFO does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

    On a cash basis, when comparing the 1999 results of operations of properties owned January 1, 1999 with the results of operations of the same properties for 2000 (the "same store" portfolio), the Company recognized an increase of approximately 6.2% in net operating income. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for 2000 was 87.6% compared with 88.2% for 1999.

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

    Operating and investment revenues increased by $18.5 million in 1999. A portion of the increase from the prior year is due to income from 61 properties acquired in 1999 and three build-to-suit properties coming on line totaling
5.1 million square feet, net of nine dispositions as of the end of the year. The remainder of the increase was attributable to a full period of income from the 1998 acquisition of 30 properties and two build-to-suit properties coming on line, totaling 4.0 million square feet, net of six property dispositions.

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

    FFO (including gains and losses resulting from disposition activities) increased 47.4% from $46.8 million to $69.0 million. FFO exclusive of gain and losses from disposition activity increased 42.6% from $46.5 million to $66.3 million when comparing periods.

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

    The net revenue margin for 1999 was 88.2% compared with 88.5% for 1998. The margin was in line with the Company's expectations.

LIQUIDITY AND CAPITAL RESOURCES

Operating and Investment Cash Flow

    Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital raises, have been used to fund, on a long term basis, acquisitions and other capital costs. Cash flow from operations during 2000 was $71.5 million, providing $19.7 million of retained capital after distributions of $51.8 million. The Company expects retained capital to continue to fund a portion of future investment activities.

    In 2000, the Company's investment activities included acquisitions of $130.7 million, advances for construction in progress of $70.7 million, and improvements and additions to properties of $43.3 million. These activities were funded with dispositions of real estate of $111.0 million, the issuance of common shares of $64.3 million, advances on the Company's lines of credit and a portion of the Company's retained capital.

Equity and Share Activity

    In November, 2000, the Company completed a public offering of 1,500,000 common shares at $43.25 per share for net proceeds of $64.3 million. The proceeds from this offering were used to pay down the Company's revolving line of credit.

    During 2000, the Company paid distributions on common shares of $41.7 million or $2.01 per share. Also, in 2000, the Company paid dividends on Series A Preferred Shares of $6.4 million or $2.12 per share and $3.7 million for dividends on Series B Convertible Preferred Shares or $3.75 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases,
(ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured line of credit.

Debt Capacity

    In September, 2000, the Company expanded its unsecured revolving line of credit facility from $250 million to $350 million and extended its term to October, 2003 with an interest rate of LIBOR + 100 basis points. The unsecured facility is led by Bank One, Lead Arranger and Administrative Agent. Other banks participating in the facility are Bank of America, N.A., Syndication Agent; First Union National Bank, Documentation Agent; U.S. Bank National Association, Managing Agent; Commerzbank AG, Managing Agent; AmSouth Bank, Managing Agent; LaSalle National Bank; Citizens Bank; South Trust Bank; Firstar Bank; ErsteBank; The Northern Trust Company; Comerica Bank; and Key Bank.

    On January 12, 2000 the Company issued $150 million 7.9% senior unsecured notes due January 15, 2003. The notes were underwritten by Lehman Brothers Holdings, with A.G. Edwards & Sons, Inc., Banc of America Securities LLC, Bank One Capital Markets, Inc., and First Union Securities acting as co-managers. The net proceeds of issuance of approximately $149.1 million were used to pay down the Company's revolving line of credit.

    As of March 12, 2001, the Company had outstanding borrowings of approximately $95.0 million under the Company's unsecured line of credit (approximately 5.5% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $255.0 million under its unsecured line of credit.

    At December 31, 2000, the Company's debt constituted approximately 31.8% of its fully diluted total market capitalization. Also, the Company's earnings before interest, taxes, depreciation and amortization, ("EBITDA") to debt service coverage ratio decreased from the prior year, but remained high at 3.9 to 1, and the Company's EBITDA to fixed charge coverage ratio was 2.9 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $1.1 billion, and its fully diluted total market capitalization was approximately $1.7 billion.

    Standard and Poors, Duff & Phelps Credit Rating Co. and Moody's Investors Service's have assigned investment grade ratings to the Company's senior unsecured debt and preferred stock. As of November 13, 2000, Standard and Poors reaffirmed the Company's investment grade rating.

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

    The Company is pursuing several strategies to boost equity capital. These include the monetization of the BNSF Ground Lease at the Arsenal and the sale of senior participation in the developer's notes issued to CenterPoint with respect to the development. The Company alsohas established the CenterPoint Venture, allowing the Company to funnel deals that don't meet CenterPoint's investment criteria through that entity, utilizing its $120 million line of credit and taking advantage of additional avenues for recycling capital.

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

RECENT PRONOUNCEMENTS

    In June, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has no derivative positions as of December 31, 2000.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted SAB 101 in the fourth quarter of 2000 with no impact on the Company.

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

    - this interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 had no impact on the Company.

    The Tax Relief Extension Act of 1999, or the REIT Modernization Act, will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distribution by a REIT to 90% of ordinary taxable income. The Company acquired 100% of the common stock of CRS and canceled its preferred stock on January 1, 2001.

FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT, environmental risks, the Company's lack of control of the voting stock in the Company's unconsolidated subsidiary is required for us to derive income from it without jeopardizing the Company's REIT status and the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities. See also, Item 3 of Part I of this report.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company assesses its risk in relation to market conditions, and a discussion about the Company's exposure to possible changes in market conditions follows. This discussion involves the effect on earnings, cash flows and the value of the Company's financial instruments as a result of possible future market condition changes. The discussions below include "forward looking statements" regarding market risk, but management is not forecasting the occurrence of these market changes. The actual earnings and cash flows of the Company may differ materially from these projections discussed below. At December 31, 2000, $116.3 million or 21.2% of the Company's debt was variable rate debt (inclusive of tax exempt debt at a rate of 5.1% as of December 31, 2000) and $431.4 million or 78.8% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of December 31, 2000, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.8 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would effect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt. The Company is subject to other non-quantifiable market risks due to the nature of its business. The business of owning and investing in real estate is highly competitive. Several factors may adversely affect the economic performance and value or our properties and the Company. These factors include:

    - Adverse changes in general or local economic conditions affecting real estate values, rental rates, interest rates, real estate tax rates and other operating expenses.

    - Competitive overbuilding.

    - Inability to keep high levels of occupancy.

    - Tenant defaults.

    - Unfavorable changes in governmental rules and fiscal policies (including rent control legislation).

    - Ability to sell properties.

    - Acts of God and other factors that are beyond the Company control.

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

    A. The following documents are filed as part of this report:

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

    B.  Reports on Form 8-K.

    C.  Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       (a)3.1           Declaration of Trust, as supplemented by Articles
                        Supplementary

       (a)3.2           Bylaws, as amended

       (b)4.1           Registration Rights Agreement between the Company and
                        LaSalle Advisors Limited Partnership

       (c)4.2           Rights Amendment dated as of July 30, 1998 between
                        CenterPoint Properties Trust and First Chicago Trust Company
                        of New York, as Rights Agent.

       (d)4.3           Form of Senior Securities Indenture

       (e)4.4           Form of First Supplemental Indenture

       (f)4.5           Form of Second Supplemental Indenture

      (f)10.1           Form of Employment and Severance Agreement between the
                        Company and each of John S. Gates, Jr, Paul S. Fisher,
                        Rockford O. Kottka, Paul T. Ahern and Mike M. Mullen

      (a)10.2           CenterPoint Properties Amended and Restated 1993 Stock
                        Option Plan, as amended

      (b)10.3           1995 Restricted Stock Incentive Plan

      (b)10.4           1995 Director Stock Plan

      (g)10.5           2000 Omnibus Employee Retention and Incentive Plan

      (g)10.6           Limited Liability Company Agreement of CenterPoint Venture,
                        L.L.C., dated as of December 29, 1999 by and between
                        CenterPoint Realty Services Corporation and CalEast
                        Industrial Investors, L.L.C. (Upon request by the
                        Commission, the Company agrees to furnish to the Commission, supplementary, any schedules or exhibits that are omitted
                        from this document.)

      (h)10.7           Underwriting Agreement dated as of November 17, 2000 by and among CenterPoint Properties Trust, Lehman Brothers Inc. and
                        First Union Securities, Inc.

      (i)10.8           Deer Run Industrial Park economic development project area redevelopment agreement between the Village of Elwood, Will
                        County, Illinois and CenterPoint Intermodal LLC and
                        CenterPoint Realty Services, Inc., dated August 1, 2000

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
      (j)10.9           Unsecured Revolving Credit Agreement dated as of August 23,
                        2000 among CenterPoint Properties Trust, Borrower, Banc One
                        Capital Markets, Inc., as Sole Lead Arranger/Book Manager,
                        Bank One, NA, as Administrative Agent and Lender, First
                        Union National Bank, as Documentation Agent and Lender,
                        Amsouth Bank, as Managing Agent and Lender, U.S. Bank
                        National Association, as Managing Agent and Lender,
                        CommerzBank AG, New York Branch, as Managing Agent and
                        Lender, and the several other lenders from time to time
                        parties to the Agreement. The Company will furnish
                        supplementally a copy of any omitted exhibit or schedule
                        upon request.

      (k)10.10 Stock Grant Agreement between the Company and each of of John S. Gates, Jr, Rockford O. Kottka, Paul T. Ahern and
                        Mike M. Mullen

      (k)10.11 Stock Option Agreement between the Company and each of of John S. Gates, Jr, Paul S. Fisher, Rockford O. Kottka and
                        Mike M. Mullen

      (k)10.12          Stock Option Agreement between the Company and each of Alan
                        D. Feld, John J. Kinsella, Martin Barber, Nicholas Babson,
                        Norman Bobins, Thomas E. Robinson and Robert Stovall

         12.1           Computation of the Ratios of Earnings to Fixed Charges

         12.2           Computation of the Ratios of Earnings to Combined Fixed
                        Charges and Preferred Dividends

      (g)21             Subsidiaries of the Company

         23             Consent of Independent Accountants

------------------------

(a) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, the Company's current report on Form 8-K dated June 21, 1999 and the Company's Form 8-A (Filed on June 17, 1999)

(b) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995

(c) Incorporated by reference to the Company's Current Report on Form 8-K dated April 3, 1998

(d) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-49359)

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998

(f) Incorporated by reference to the Company's Current Report on Form 8-K dated October 23, 1998

(g) Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999

(h) Incorporated by reference to the Company's Current Report on Form 8-K dated November 17, 2000

(i) Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for fiscal quarter ended September 30, 2000

(j) Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 2000

(k) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2000

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

                      SIGNATURE                               NAME AND TITLE               DATE
                      ---------                               --------------               ----
                                                       Martin Barber,
                  /s/ MARTIN BARBER                      Chairman and Trustee         March 12, 2001
     -------------------------------------------

                                                       John S. Gates, Jr.,
                                                         President,
               /s/ JOHN S. GATES, JR.                    Chief Executive Officer and  March 12, 2001
     -------------------------------------------         Trustee (Principal
                                                         Executive Officer)

                                                       Robert L. Stovall,
                /s/ ROBERT L. STOVALL                    Vice Chairman and Trustee    March 12, 2001
     -------------------------------------------

               /s/ NICHOLAS C. BABSON                  Nicholas C. Babson, Trustee    March 12, 2001
     -------------------------------------------

                  /s/ ALAN D. FELD                     Alan D. Feld, Trustee          March 12, 2001
     -------------------------------------------

                                                       Paul S. Fisher, Trustee,
                                                         Executive Vice-President
                 /s/ PAUL S. FISHER                      and Chief Financial Officer  March 12, 2001
     -------------------------------------------         (Principal Financial and
                                                         Accounting Officer)

                                                       Michael M. Mullen, Trustee,
                /s/ MICHAEL M. MULLEN                    Executive Vice-President     March 12, 2001
     -------------------------------------------         and Chief Operating Officer

                /s/ JOHN J. KINSELLA                   John J. Kinsella, Trustee      March 12, 2001
     -------------------------------------------

               /s/ THOMAS E. ROBINSON                  Thomas E. Robinson, Trustee    March 12, 2001
     -------------------------------------------

                  /s/ NORMAN BOBINS                    Norman Bobins, Trustee         March 12, 2001
     -------------------------------------------

                          CENTERPOINT PROPERTIES TRUST
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                PAGE(S)
                                                              ------------
Consolidated Financial Statements:

  Report of Independent Accountants.........................      F-2

  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................      F-3

  Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998........................      F-4

  Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 2000, 1999 and 1998............      F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998........................      F-6

  Notes to Consolidated Financial Statements................  F-7 to F-24

Financial Statement Schedules:

  Report of Independent Accountants.........................      F-25

  Schedule II--Valuation and Qualifying Accounts............      F-26

  Schedule III--Real Estate and Accumulated Depreciation....  F-27 to F-34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and
Shareholders of CenterPoint Properties Trust

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of CenterPoint Properties Trust and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 22, 2001

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS
Assets:
  Investment in real estate:
    Land....................................................  $  163,056   $  159,233
    Buildings...............................................     729,103      620,224
    Building improvements...................................     109,821      127,306
    Furniture, fixtures, and equipment......................      23,607       22,083
    Construction in progress................................      59,225       43,051
                                                              ----------   ----------
                                                               1,084,812      971,897
    Less accumulated depreciation...........................     (98,956)     (85,408)
    Real estate held for sale, net of depreciation..........      17,277
                                                              ----------   ----------
      Net investment in real estate.........................   1,003,133      886,489
  Cash and cash equivalents.................................       1,060        3,505
  Restricted cash...........................................      27,429       31,963
  Tenant accounts receivable, net...........................      30,112       18,962
  Mortgage notes receivable.................................       3,927        6,270
  Investment in and advances to affiliate...................      62,165      114,083
  Prepaid expenses and other assets, net....................       8,136        6,909
  Deferred expenses, net....................................      19,273       15,246
                                                              ----------   ----------
                                                              $1,155,235   $1,083,427
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable and other debt.....................  $   81,444   $   77,648
  Senior unsecured debt.....................................     350,000      200,000
  Tax-exempt debt...........................................      44,100       55,000
  Line of credit............................................      72,200      221,700
  Preferred dividends payable...............................       1,060        1,060
  Accounts payable..........................................      15,348       16,957
  Accrued expenses..........................................      48,963       37,864
  Rents received in advance and security deposits...........       7,734        6,594
                                                              ----------   ----------
                                                                 620,849      616,823
                                                              ----------   ----------
Commitments and contingencies

Shareholders' equity:
  Preferred shares of beneficial interest, $.001 par value,
    10,000,000 shares authorized:
    Series A shares, 3,000,000 issued and outstanding having
     a liquidation preference of $25 per share ($75,000)....           3            3
    Series B convertible shares, 994,712 and 1,000,000
     issued and outstanding, Respectively, having a
     liquidation preference of $50 per share ($49,736 and
     $50,000, respectively).................................           1            1
    Common shares of beneficial interest, $.001 par value,
     47,727,273 shares authorized; 22,283,930 and 20,649,801
     issued and outstanding, respectively...................          22           21
  Additional paid-in-capital................................     573,430      506,456
  Retained earnings (deficit)...............................     (36,769)     (39,630)
  Unearned compensation--restricted shares..................      (2,301)        (247)
                                                              ----------   ----------
      Total shareholders' equity............................     534,386      466,604
                                                              ----------   ----------
                                                              $1,155,235   $1,083,427
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Revenue:
  Operating and investment revenue:
    Minimum rents...........................................  $112,851    $ 91,584    $ 77,409
    Straight-line rents.....................................     5,219       4,844       4,030
    Expense reimbursements..................................    33,546      25,980      21,924
    Mortgage interest income................................       482         526       1,061
                                                              --------    --------    --------
      Total operating and investment revenue................   152,098     122,934     104,424
                                                              --------    --------    --------
  Other revenue:
    Real estate fee income..................................     6,677      13,874       3,657
    Equity in net income (loss) of affiliate................      (296)      2,128        (855)
                                                              --------    --------    --------
      Total other revenue...................................     6,381      16,002       2,802
                                                              --------    --------    --------
      Total revenue.........................................   158,479     138,936     107,226
                                                              --------    --------    --------
Expenses:
  Real estate taxes.........................................    31,818      25,728      22,218
  Property operating and leasing............................    20,319      15,457      13,482
  General and administrative................................     4,812       4,258       4,041
  Depreciation and amortization.............................    32,954      27,351      21,418
  Interest expense:
    Interest incurred, net..................................    30,976      19,954      13,659
    Amortization of deferred financing costs................     2,155       1,905       1,817
                                                              --------    --------    --------
      Total expenses........................................   123,034      94,653      76,635
                                                              --------    --------    --------
      Operating income......................................    35,445      44,283      30,591
Other income (expense):
  Gain on sale of real estate...............................    19,228       5,086       1,672
  Other income (expense)....................................        13         (27)        (15)
                                                              --------    --------    --------
Income before extraordinary item............................    54,686      49,342      32,248
Extraordinary item, early extinguishment of debt............                  (582)
                                                              --------    --------    --------
Net income..................................................    54,686      48,760      32,248
  Preferred dividends.......................................   (10,105)     (8,318)     (6,360)
                                                              --------    --------    --------
Net income available to common shareholders.................  $ 44,581    $ 40,442    $ 25,888
                                                              ========    ========    ========
Per share net income available to common shareholders before extraordinary item:
    Basic...................................................  $   2.13    $   2.02    $   1.30
    Diluted.................................................  $   2.09    $   1.99    $   1.29
Per share net income available to common shareholders:
    Basic...................................................  $   2.13    $   1.99    $   1.30
    Diluted.................................................  $   2.09    $   1.96    $   1.29
Distributions per common share..............................  $   2.01    $   1.90    $   1.75

  The accompanying notes are an integral part of these consolidated financial statements.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                          CONVERTIBLE
                                                                   PREFERRED           PREFERRED SHARES,            CLASS B
                                                               SHARES, SERIES A            SERIES B              COMMON SHARES
                                                             ---------------------   ---------------------   ---------------------
                                                               NUMBER                  NUMBER                  NUMBER
                                                             OF SHARES     AMOUNT    OF SHARES     AMOUNT    OF SHARES     AMOUNT
                                                             ----------   --------   ----------   --------   ----------   --------
Balance, December 31, 1997.................................   3,000,000   $     3             0      $0       2,272,727     $ 2
Issuance of common shares, less $343 of offering costs.....
Conversion of Class B common shares to common shares.......                                                    (874,639)     (1)
Conversion of convertible subordinated debentures to common
  shares...................................................
Shares issued for stock options exercised..................
Director share awards......................................
Amortization of unearned compensation......................
Distributions declared on common shares, $1.75 per share...
Distributions declared on preferred shares, $2.12 per
  share....................................................
Distributions declared on Class B common shares, $1.80 per
  share....................................................
Net income.................................................
                                                             ----------   -------    ----------      --      ----------     ---
Balance, December 31, 1998.................................   3,000,000         3             0       0       1,398,088       1
Issuance of preferred shares, Series B less $2,331 of
  offering costs...........................................                           1,000,000       1
Conversion of convertible preferred shares to Class B
  common shares............................................                                                  (1,398,088)     (1)
Conversion of convertible subordinated debentures to common
  shares...................................................
Shares issued for stock options exercised..................
Director share awards......................................
Amortization of unearned compensation......................
Distributions declared on common shares, $1.90 per share...
Distributions declared on Class B common shares, $1.46 per
  share....................................................
Distributions declared on preferred shares, Series A, $2.12
  per share................................................
Distributions declared on convertible preferred shares,
  Series B, $1.96 per share................................
Net income.................................................
                                                             ----------   -------    ----------      --      ----------     ---
Balance, December 31, 1999.................................   3,000,000   $     3     1,000,000      $1               0     $ 0
Issuance of common shares, less $1,792 of offering costs...
Conversion of convertible preferred shares, Series B to
  common shares............................................                              (5,288)
Shares issued for share options exercised..................
Director share awards......................................
Employee share awards......................................
Amortization of unearned compensation......................
Retirement of employee share awards........................
Distributions declared on common shares, $2.01 per share...
Distributions declared on preferred shares, Series A, $2.12
  per share................................................
Distributions declared on convertible preferred shares,
  Series B, $3.75 per share................................
Net income.................................................
                                                             ----------   -------    ----------      --      ----------     ---
Balance, December 31, 2000.................................   3,000,000   $     3       994,712      $1               0     $ 0
                                                             ==========   =======    ==========      ==      ==========     ===


                                                                 COMMON SHARES                                  UNEARNED
                                                             ---------------------   ADDITIONAL   RETAINED    COMPENSATION
                                                               NUMBER                 PAID-IN     EARNINGS     RESTRICTED
                                                             OF SHARES     AMOUNT     CAPITAL     (DEFICIT)      SHARES
                                                             ----------   --------   ----------   ---------   ------------
Balance, December 31, 1997.................................  16,891,951     $17       $420,743    $(32,512)     $  (497)
Issuance of common shares, less $343 of offering costs.....     740,371       1         23,880
Conversion of Class B common shares to common shares.......     874,639       1
Conversion of convertible subordinated debentures to common
  shares...................................................     201,748                  3,644
Shares issued for stock options exercised..................      42,461                    882
Director share awards......................................       2,304                     80
Amortization of unearned compensation......................                                                         201
Distributions declared on common shares, $1.75 per share...                                        (31,182)
Distributions declared on preferred shares, $2.12 per
  share....................................................                                         (6,360)
Distributions declared on Class B common shares, $1.80 per
  share....................................................                                         (3,691)
Net income.................................................                                         32,248
                                                             ----------     ---       --------    --------      -------
Balance, December 31, 1998.................................  18,753,474      19        449,229     (41,497)        (296)
Issuance of preferred shares, Series B less $2,331 of
  offering costs...........................................                             47,668
Conversion of convertible preferred shares to Class B
  common shares............................................   1,398,088       1
Conversion of convertible subordinated debentures to common
  shares...................................................     441,511       1          8,028
Shares issued for stock options exercised..................      53,670                  1,421
Director share awards......................................       3,058                    110
Amortization of unearned compensation......................                                                          49
Distributions declared on common shares, $1.90 per share...                                        (38,081)
Distributions declared on Class B common shares, $1.46 per
  share....................................................                                           (494)
Distributions declared on preferred shares, Series A, $2.12
  per share................................................                                         (6,360)
Distributions declared on convertible preferred shares,
  Series B, $1.96 per share................................                                         (1,958)
Net income.................................................                                         48,760
                                                             ----------     ---       --------    --------      -------
Balance, December 31, 1999.................................  20,649,801     $21       $506,456    ($39,630)     $  (247)
Issuance of common shares, less $1,792 of offering costs...   1,500,362       1         63,098
Conversion of convertible preferred shares, Series B to
  common shares............................................       5,797
Shares issued for share options exercised..................      51,802                  1,207
Director share awards......................................       2,640                    100
Employee share awards......................................      76,609                  2,677                   (2,677)
Amortization of unearned compensation......................                                                         515
Retirement of employee share awards........................      (3,081)                  (108)                     108
Distributions declared on common shares, $2.01 per share...                                        (41,720)
Distributions declared on preferred shares, Series A, $2.12
  per share................................................                                         (6,360)
Distributions declared on convertible preferred shares,
  Series B, $3.75 per share................................                                         (3,745)
Net income.................................................                                         54,686
                                                             ----------     ---       --------    --------      -------
Balance, December 31, 2000.................................  22,283,930     $22       $573,430    ($36,769)     $(2,301)
                                                             ==========     ===       ========    ========      =======


                                                                 TOTAL
                                                             SHAREHOLDERS'
                                                                EQUITY
                                                             -------------
Balance, December 31, 1997.................................    $387,756
Issuance of common shares, less $343 of offering costs.....      23,881
Conversion of Class B common shares to common shares.......
Conversion of convertible subordinated debentures to common
  shares...................................................       3,644
Shares issued for stock options exercised..................         882
Director share awards......................................          80
Amortization of unearned compensation......................         201
Distributions declared on common shares, $1.75 per share...     (31,182)
Distributions declared on preferred shares, $2.12 per
  share....................................................      (6,360)
Distributions declared on Class B common shares, $1.80 per
  share....................................................      (3,691)
Net income.................................................      32,248
                                                               --------
Balance, December 31, 1998.................................     407,459
Issuance of preferred shares, Series B less $2,331 of
  offering costs...........................................      47,669
Conversion of convertible preferred shares to Class B
  common shares............................................
Conversion of convertible subordinated debentures to common
  shares...................................................       8,029
Shares issued for stock options exercised..................       1,421
Director share awards......................................         110
Amortization of unearned compensation......................          49
Distributions declared on common shares, $1.90 per share...     (38,081)
Distributions declared on Class B common shares, $1.46 per
  share....................................................        (494)
Distributions declared on preferred shares, Series A, $2.12
  per share................................................      (6,360)
Distributions declared on convertible preferred shares,
  Series B, $1.96 per share................................      (1,958)
Net income.................................................      48,760
                                                               --------
Balance, December 31, 1999.................................    $466,604
Issuance of common shares, less $1,792 of offering costs...      63,099
Conversion of convertible preferred shares, Series B to
  common shares............................................
Shares issued for share options exercised..................       1,207
Director share awards......................................         100
Employee share awards......................................
Amortization of unearned compensation......................         515
Retirement of employee share awards........................
Distributions declared on common shares, $2.01 per share...     (41,720)
Distributions declared on preferred shares, Series A, $2.12
  per share................................................      (6,360)
Distributions declared on convertible preferred shares,
  Series B, $3.75 per share................................      (3,745)
Net income.................................................      54,686
                                                               --------
Balance, December 31, 2000.................................    $534,386
                                                               ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  54,686   $  48,760   $  32,248
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Extraordinary item-early extinguishment of debt.........                    582
    Bad debts...............................................        430         659         550
    Depreciation............................................     30,529      25,444      20,081
    Amortization of deferred financing costs................      2,155       1,905       1,817
    Other amortization......................................      2,425       1,982       1,337
    Straight-line rents.....................................     (5,219)     (4,844)     (4,030)
    Incentive stock awards..................................        615          49         281
    Interest on converted debentures........................                    108          44
    Equity in net (income) loss of affiliate................        296      (2,128)        855
    Gain on disposal of real estate.........................    (19,228)     (5,086)     (1,672)
    Net changes in:
      Tenant accounts receivable............................     (5,114)      2,974      (1,604)
      Prepaid expenses and other assets.....................     (3,850)        (13)      1,107
      Rents received in advance and security deposits.......      1,245       1,036         623
      Accounts payable and accrued expenses.................     12,548       3,970       6,167
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................     71,518      75,398      57,804
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Change in restricted cash.................................      4,602       2,093       3,746
  Acquisition of real estate................................   (130,735)   (150,241)    (69,700)
  Construction in progress..................................    (70,715)    (50,409)    (23,756)
  Improvements and additions to properties..................    (43,265)    (43,201)    (27,038)
  Disposition of real estate................................    110,972      52,196      33,948
  Change in deposits on acquisitions........................      2,800      (2,918)     (2,081)
  Issuance of mortgage notes receivable.....................                 (4,287)    (17,462)
  Repayment of mortgage notes receivable....................      9,543       2,057      24,392
  Investment in and advances to affiliate...................     51,624     (68,159)    (33,543)
  Receivables from affiliates and employees.................       (183)         28          62
  Additions to deferred expenses............................     (9,433)     (9,520)     (7,274)
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................    (74,790)   (272,361)   (118,706)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from sale of preferred shares....................                 50,000
  Proceeds from sale of common shares.......................     66,098       1,531      25,106
  Offering costs paid.......................................     (1,792)     (2,332)       (343)
  Proceeds from issuance of unsecured bonds.................    150,000     100,000     100,000
  Proceeds from line of credit..............................    186,900     339,300     132,000
  Repayment of line of credit...............................   (336,400)   (195,200)   (152,100)
  Repayment of revenue bonds payable........................    (10,900)    (20,540)
  Proceeds from issuance of mortgage notes payable..........                 21,605
  Repayments of mortgage notes payable......................     (1,254)    (47,477)     (3,831)
  Repayments of notes payable...............................                                (33)
  Distributions.............................................    (51,825)    (46,893)    (41,074)
  Conversion of convertible subordinated debentures
    payable.................................................                     (1)
                                                              ---------   ---------   ---------
Net cash provided by financing activities...................        827     199,993      59,725
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................     (2,445)      3,030      (1,177)
Cash and cash equivalents, beginning of year................      3,505         475       1,652
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $   1,060   $   3,505   $     475
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

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

1. ORGANIZATION

    CenterPoint Properties Trust (the "Company"), a Maryland trust, and its wholly owned subsidiaries, owns and operates primarily warehouse/industrial properties in the metropolitan Chicago area and operates as a real estate investment trust.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION

    Minimum rents are recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount that straight-line rental revenue exceeds rents due under the lease agreements. Unbilled rents receivable, included in tenants accounts receivable, at December 31, 2000 and 1999 were $19,406 and $12,765, respectively. Recoveries from tenants for taxes, insurance and other property operating expenses are recognized in the period the applicable costs are incurred.

    Real estate fee income includes revenues recognized for consulting services provided by the Company, participation interest, merchant related transactions and tenant lease termination fees of $0 in 2000, $2,584 in 1999, and $1,770 in 1998.

    The Company provides an allowance for doubtful accounts against the portion of accounts receivable and notes receivable which is estimated to be uncollectible. Accounts receivable and prepaid expenses and other assets in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $505 and $731 as of December 31, 2000 and 1999, respectively.

    DEFERRED EXPENSES

    Deferred expenses consist principally of financing fees and leasing commissions. Leasing commissions are amortized on a straight-line basis over the terms of the respective lease agreements. Financing costs are amortized over the terms of the respective loan agreements. Deferred expenses relating to debenture conversions of $136 were charged to paid-in capital in 1999, and fully amortized deferred expenses of $619 and $2,436 were written off in 2000 and 1999, respectively. In connection with property dispositions, the Company also wrote off deferred leasing and other costs of $1,768 and $350 in 2000 and 1999, respectively.

    The balances are as follows:

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Deferred financing costs, net of accumulated amortization
  of $4,379 and $2,241...................................  $ 8,047    $ 5,841
Deferred leasing and other costs, net of accumulated
  amortization of $4,067 and $2,867......................   11,226      9,405
                                                           -------    -------
                                                           $19,273    $15,246
                                                           =======    =======

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTIES

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

    The Company reviews the carrying value of its investments in real estate for impairment in accordance with the Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", whenever events or changes in circumstances have indicated that the carrying amount of assets might not be recoverable. If management determines that an impairment of property has occurred, the carrying value of such property will be reduced to its fair value.

    CONSTRUCTION IN PROGRESS

    Construction in progress consists of properties currently under development. Land acquisition costs and direct and indirect construction costs are classified as construction in progress until the property or building is completed. Upon completion, the project is placed in service, depreciated accordingly and reclassified into land and building.

    REAL ESTATE HELD FOR SALE

    The Company classifies properties under contract for sale as of the end of the quarter as real estate held for sale. The assets are stated at cost net of accumulated depreciation, and depreciation expense ceases until the consummation of the sale or the contract lapses.

    At December 31, 2000, the Company had approximately 0.5 million square feet of residential properties held for sale. Net income (property revenues less real estate taxes, property operating and leasing expenses, and depreciation and amortization) related to the properties held for sale as of December 31, 2000 was approximately $0.1 million and $0.1 million for the twelve months ended December 31, 2000 and 1999 respectively. There can be no assurance that such properties held for sale will be sold.

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

    RESTRICTED CASH

    Restricted cash represents escrow and reserve funds for real estate taxes, capital improvements, and certain security deposits. This account is valued at cost, which approximates market.

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

    INCOME TAXES

    The Company qualifies as a real estate investment trust ("REIT") under sections 856-860 of the Internal Revenue Code beginning January 1, 1994. In order to qualify as a REIT, the Company is required to distribute at least 95% of its taxable income to shareholders and to meet certain asset and income tests as well as certain other requirements. As a REIT, the Company will generally not be liable for Federal income taxes, provided it satisfies the necessary distribution requirements. The distributions declared and paid for the years ended December 31, 2000, 1999 and 1998 include a return of capital of approximately 2%, 21% and 9%, respectively.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EARNINGS PER COMMON SHARE

    Following are the reconciliations of the numerators and denominators for computing basic and diluted earnings per share ("EPS") data:

                                                               YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            2000         1999         1998
                                                         ----------   ----------   ----------
Numerators:
  Income before extraordinary item.....................  $   54,686   $   49,342   $   32,248
    Dividends on preferred shares......................     (10,105)      (8,318)      (6,360)
                                                         ----------   ----------   ----------
    Income available to common shareholders before
      extraordinary item--for basic EPS................      44,581       41,024       25,888
    Interest expense on dilutive convertible debenture
      conversions......................................                      451
                                                         ----------   ----------   ----------
    Income available to common shareholders before
      extraordinary item--for diluted EPS..............      44,581       41,475       25,888
  Net income available to common shareholders--for
    basic EPS..........................................      44,581       40,442       25,888
    Interest expense on dilutive convertible debenture
      conversions......................................                      451
                                                         ----------   ----------   ----------
    Net income available to common shareholders--for
      diluted EPS......................................  $   44,581   $   40,893   $   25,888
                                                         ==========   ==========   ==========
Denominators:
  Weighted average common shares outstanding--for basic
    EPS................................................  20,933,001   20,315,701   19,867,509
    Effect of convertible debenture conversion.........                  299,917
    Effect of dilutive securities--options.............     446,233      244,255      234,428
                                                         ----------   ----------   ----------
  Weighted average common shares outstanding--for
    diluted EPS........................................  21,379,234   20,859,873   20,101,937
                                                         ==========   ==========   ==========

    The assumed conversion of convertible preferred stock into common shares for purposes of computing diluted EPS by adding convertible preferred dividends to the numerator and adding assumed share conversions to the denominator for 2000 and 1999 would be anti-dilutive. Also, the assumed conversion of the convertible subordinated debentures into common shares for purposes of computing diluted EPS by adding interest expense for the debentures to the numerators and adding assumed share conversions to the denominators for 1998 would be anti-dilutive.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash equivalents, tenant accounts receivable, mortgage and other notes receivable, accounts payable, other accrued expenses, notes payable, and mortgage loans payable. The fair value of these instruments was not materially different from their carrying or contract values.

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

    ACCOUNTING PRONOUNCEMENTS

    In June, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has no derivative positions as of December 31, 2000.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted SAB 101 in the fourth quarter of 2000 with no impact on the Company.

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

    - the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

    - this interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 had no impact on the Company.

    The Tax Relief Extension Act of 1999, or the REIT Modernization Act, will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distribution by a REIT to 90% of ordinary taxable income. The Company acquired 100% of the common stock of CRS and canceled its preferred stock on January 1, 2001.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

3. PROPERTY ACQUISITIONS AND DISPOSITIONS

    During each of the years ended December 31, 2000, 1999 and 1998, the Company acquired 22, 64 and 30 properties, respectively, consisting principally of single-tenant buildings for an aggregate purchase price of approximately $134,933, $153,903 and $92,510, respectively. In 1999, 10 and 31 of the properties were acquired in two separate portfolios, from unrelated third parties. 15 of the properties in 1998 were acquired as a portfolio from an unrelated third party. All of the remaining property acquisitions were purchased individually and include one acquisition in 1998 which was acquired from related parties. The properties were funded with borrowings under the Company's lines of credit, proceeds from properties sold during 2000, 1999, and 1998, proceeds of public offerings of the Company's common shares completed in 2000 and 1998, and proceeds of public offerings of the Company's preferred shares completed in 1999. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the results of operations of the acquired properties are included in the consolidated statements of operations from the dates of acquisition.

    The Company disposed of 37 properties in 2000, nine properties during 1999 and six properties during 1998 for aggregate proceeds of approximately $110,972, $52,196 and $33,948, respectively. In 2000, 19 of the properties were disposed of as a single portfolio.

    Due to the effect of securities offerings in November 2000, June 1999, March 1998 and April 1998 and the 1998, 1999 and 2000 acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the twelve months ended December 31, 2000 and 1999 is presented as if the 1999 and 2000 acquisitions and dispositions, the 1999 and 2000 securities offerings, and the corresponding repayment of certain debt had all occurred on January 1, 1999 (or the date the property first commenced operations with a third party tenant, if later). The 1998 unaudited proforma information is presented as if the 1999 and 1998 offerings, the corresponding repayment of certain debt, and the 1999 and 1998 acquisitions and dispositions had all occurred on January 1, 1998. The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

3. PROPERTY ACQUISITIONS AND DISPOSITIONS (CONTINUED) and related transactions, in fact, occurred at the beginning of 1999 or 1998, or to project results for any future period.

                                                   PROFORMA FOR THE YEARS
                                              ---------------------------------
                                               ENDED DECEMBER 31, (UNAUDITED)
                                              ---------------------------------
                                                2000        1999        1998
                                              ---------   ---------   ---------
Total revenues..............................  $150,563    $128,441    $118,001
Total expenses..............................    91,659      74,230      81,416
                                              --------    --------    --------
Income before extraordinary item............    58,904      54,211      36,585
Preferred dividends.........................   (10,105)    (10,118)     (9,079)
                                              --------    --------    --------
Income available to common shareholders
  before extraordinary item.................  $ 48,799    $ 44,093    $ 27,506
                                              ========    ========    ========
Per share income available to common
  shareholders before extraordinary item:
  Basic.....................................  $   2.19    $   2.02    $   1.37
  Diluted...................................  $   2.15    $   1.99    $   1.36

4. MORTGAGE NOTES RECEIVABLE

    As of December 31, 2000, the Company had mortgage notes receivable outstanding of $3,927. The notes bear interest at rates ranging from 6.5% to 10.5% and mature at dates ranging from December, 2006 to December, 2010. As of December 31, 1999, the Company had mortgage loans receivable outstanding of $6,270, bearing interest ranging from 6.5% to 10.5% and maturing at dates ranging from December, 2000 to December, 2010. Certain notes require payment of interest and principal monthly. The following schedule presents the principal payments and balances due upon maturity for mortgage notes receivable as of December 31, 2000:

2001........................................................   $  128
2002........................................................      143
2003........................................................      161
2004........................................................      179
2005........................................................      197
Thereafter..................................................    3,119
                                                               ------
    Total...................................................   $3,927
                                                               ======

    Land and buildings have been pledged as collateral for the above notes receivable.

5. INVESTMENT IN AND ADVANCES TO AFFILIATES

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

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5. INVESTMENT IN AND ADVANCES TO AFFILIATES (CONTINUED)
    Since its inception in 1995, CRS has been engaged in the development, purchase and sale of warehouse/industrial real estate, and has provided third party consulting services in conjunction with other merchant activities.

    Summarized financial information of CRS is shown below. Certain items in the CRS financial statements have been reclassified to conform with 2000 presentation with no effect on net income.

Balance Sheets:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000       1999
                                                         --------   ---------
Assets:
  Land.................................................  $10,560    $ 17,556
  Buildings............................................   26,497      44,832
  Construction in progress.............................   22,665      37,333
                                                         -------    --------
                                                          59,722      99,721
  Less accumulated depreciation........................     (702)       (861)
  Real estate held for sale, net of depreciation.......      918       2,511
                                                         -------    --------
                                                          59,938     101,371
  Other assets.........................................    2,705       4,484
  Investment in affiliate..............................    8,832         246
  Notes receivable.....................................    3,322      15,010
                                                         -------    --------
                                                         $74,797    $121,111
                                                         =======    ========
Liabilities:
  Note payable to affiliate--CenterPoint Properties
    Trust..............................................  $60,534    $108,584
  Participation interest due to CenterPoint Properties
    Trust..............................................       43         989
  Other liabilities....................................   12,672       6,983
                                                         -------    --------
                                                          73,249     116,556
Stockholders' equity...................................    1,548       4,555
                                                         -------    --------
                                                         $74,797    $121,111
                                                         =======    ========

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5. INVESTMENT IN AND ADVANCES TO AFFILIATES (CONTINUED)
Statements of Operations:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
Income:
  Property sales................................  $84,022    $80,064     $4,162
  Rental income.................................    5,595      5,070        151
  Equity in net income (loss) of affiliate......     (451)       233
  Interest income...............................      663      1,554        153
  Other income..................................      150                   450
                                                  -------    -------     ------
                                                   89,979     86,921      4,916
                                                  -------    -------     ------
Expenses:
  Cost of property sales........................   78,456     65,374      4,195
  Participation interest........................    3,607      8,637         33
  Other expenses................................    3,120      2,085      1,213
  Depreciation and amortization.................    1,295      1,206         99
  Interest......................................    5,704      5,943        880
                                                  -------    -------     ------
                                                   92,182     83,245      6,420
                                                  -------    -------     ------
Provision (benefit) for income taxes............   (1,904)     1,526       (640)
                                                  -------    -------     ------
Net income (loss)...............................  $  (299)   $ 2,150     $ (864)
                                                  =======    =======     ======

    Participation interest excludes a $2,708 charge to CRS related to the sale of a property from CRS to the Company because that same charge was eliminated on the Company's income statement.

    CRS owned ten warehouse/industrial properties, totaling 0.9 million square feet, as of December 31, 2000, which were in service and 57% occupied. CRS also had two and three warehouse/ industrial properties under construction as of December 31, 2000 and 1999, respectively, and owned seven and ten land parcels for future developments as of December 31, 2000 and 1999, respectively.

    As of December 31, 2000 and 1999, the Company had an outstanding balance due from CRS of $60,534 and $108,584, respectively, under a series of demand loans with interest rates ranging from 8.125% to 10.125%. The proceeds of the loans were required for development projects and acquisitions.

    CRS owns 25% of CenterPoint Joint Venture, L.L.C. (the "Venture") which is engaged to position, package and sell stabilized industrial property investment opportunities. The California Public Employees Retirement System and Jones Lang LaSalle owns the remaining 75% of the Venture. The Company provides property management services for the Venture, and also earns fees associated with the administration of the Venture and acquisitions and dispositions completed by the Venture. During the year, the Company earned $643 for acquisition fees, $27 for administrative services and $100 for property management fees. At December 31, 2000, the Company had $430 receivable for these fees.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. LONG TERM DEBT

    The long-term debt as of December 31, 2000 and 1999 consists of the following:

                                   CARRYING AMOUNT OF
                                          NOTES                                   ESTIMATED
                                      DECEMBER 31,                   PERIODIC      BALLOON       FINAL
      PROPERTY PLEDGED AS         ---------------------   INTEREST   PAYMENT       PAYMENT      MATURITY
           COLLATERAL               2000        1999        RATE      TERMS      AT MATURITY      DATE
--------------------------------  ---------   ---------   --------   --------   -------------   --------
MORTGAGE NOTES PAYABLE AND OTHER
  DEBT:
Designated pool of 18 and 20
  properties....................  $ 50,000    $ 50,000      7.62%    $ 318(a)     $ 50,000       11/1/02
850 Arthur Avenue
  Elk Grove Village, IL (d).....                   575      8.00%       12(b)          575       10/3/00
11801 South Central
  Alsip, IL.....................     4,420       4,669      7.35%       49(c)                     1/1/12
16750 Vincennes
  South Holland, IL.............     4,135                  7.75%       31(c)        3,514       8/15/09
5700 McDermott
  Berkeley, IL..................       836                  9.75%       10(c)                    10/1/11
440 N. Lake Street
  Miller, IN....................    21,348      21,532     6.195%(e)   126(c)        1,680        7/1/34
Capitalized lease obligation....       705         872      7.00%       19(c)          101       12/1/03
                                  --------    --------
                                    81,444      77,648
                                  --------    --------
SENIOR UNSECURED DEBT:
Bonds Payable--1998.............   100,000     100,000      6.75%         (f)      100,000        4/1/05
Bonds Payable--1999.............   100,000     100,000     7.142%         (f)      100,000       3/15/04
Bonds Payable--2000.............   150,000                   7.9%         (f)      150,000       1/15/03
                                  --------    --------
                                   350,000     200,000
                                  --------    --------
TAX EXEMPT DEBT:
City of Chicago Revenue Bonds...    44,100      55,000         (g)        (a)       44,100        9/8/32

LINE OF CREDIT:
Revolving line of credit........    72,200     221,700         (h)        (a)                   10/24/03
                                  --------    --------
Total long term debt............  $547,744    $554,348
                                  ========    ========

------------------------
(a) The note requires monthly payments of interest only.

(b) The note requires quarterly payments of interest only.

(c) Amount represents the monthly payment of principal and interest.

(d) In October, 2000, the Company repaid the outstanding amount upon maturity.

(e) In June, 1999 the Company refinanced the Economic Development Revenue Bonds issued in April, 1996 by the City of Gary, Indiana. The Company refinanced the debt with a 35 year assumable, HUD non-recourse mortgage debt.

(f)  The note requires semi-annual payments of interest only.

(g) These Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois are enhanced by a letter of credit. The letter of credit contains certain financial

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. LONG TERM DEBT (CONTINUED)
    covenants pertaining to consolidated net worth. The tax-exempt bonds bear initial interest at a Weekly Adjustable Interest Rate, which from time to time may be changed by the Company, at a rate determined by the Remarketing Agent (5.1% and 5.5% at December 31, 2000 and 1999, respectively). In August, 2000, the Company paid down $10,900 of the outstanding bonds from available original proceeds reflecting the reduced scope of the construction project. The bonds require monthly payments of interest only and mature in September, 2032. Of the original proceeds, the Company holds $3,098 and $16,852 in escrow at December 31, 2000 and 1999, respectively, for future construction costs.

(h) In September, 2000, the Company increased its unsecured line of credit facility, which originated in October, 1996, to $350,000. The interest rate at December 31, 2000 ranges from 7.6875% to 7.8125% (LIBOR plus 1.0%) for LIBOR borrowings and Prime Rate (9.5%) for other borrowings. The interest rate at December 31, 1999 is 7.5% (LIBOR plus 1.0%) for LIBOR borrowings and Prime Rate (8.5%) for other borrowings. The line requires payments of interest only when LIBOR contracts mature and monthly on borrowings under Prime Rate. There is a commitment fee of $700 per year. At December 31, 2000 and 1999, the Company had $277,800 and $28,300, respectively, available under the line.

    As of December 31, 2000 mortgage notes, other debt, senior unsecured debt, tax exempt debt and line of credit mature as follows:

2001........................................................  $    741
2002........................................................    50,796
2003........................................................   223,056
2004........................................................   100,825
2005........................................................   100,749
Thereafter..................................................    71,577
                                                              --------
  Total.....................................................  $547,744
                                                              ========

    Based on borrowing rates available to the Company at the end of 2000 and 1999 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying values.

    Land, buildings and equipment related to such mortgages with an aggregate net book value of approximately $131,931 at December 31, 2000 and $123,960 at December 31, 1999 have been pledged as collateral for the above debt.

7. EXTRAORDINARY ITEM

    In 1999, the Company incurred a loss of $582 (per share--basic $0.03; diluted $0.03), representing a write off of unamortized deferred financing costs as a result of early extinguishment of certain debt obligations.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

8. SHAREHOLDERS' EQUITY

    COMMON SHARES OF BENEFICIAL INTEREST

    In November, 2000, the Company completed a public offering of 1,500,000 common shares at $43.25 per share for net proceeds of $64.3 million. The proceeds from this offering were used to pay down the Company's revolving line of credit. As of December 31, 2000 and 1999, the Company had outstanding shares of 22,283,930 and 20,649,801, respectively.

    CLASS B COMMON SHARES OF BENEFICIAL INTEREST

    On September 22, 1995, the Company completed a $50 million private equity placement of 2,272,727 non-voting preferred shares of beneficial interest at a price of $22 per share. In May, 1996, the preferred shares of beneficial interest automatically converted, on a share for share basis, to non-voting Class B Common Shares, upon shareholder approval of an amendment to the Company's charter permitting non-voting Class B Common Shares at the Company's annual meeting. Distributions on the non-voting shares were equal to the distribution paid on the voting shares of the Company plus an additional $.0468 per share. In October, 1998, 874,639 non-voting Class B Shares converted to voting shares. In January, 1999, February, 1999, and August, 1999, 536,981, 784,305 and 76,802, respectively, of non-voting Class B Shares converted to voting shares. There were no Class B Shares outstanding after the August, 1999 conversion. After conversion to voting common, the distribution paid was the same as all other voting common shares.

    SERIES A CUMULATIVE REDEEMABLE PREFERRED SHARES OF BENEFICIAL INTEREST

    On November 10, 1997, the Company issued 3,000,000 shares of 8.48% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series A Preferred Shares") at a purchase price of $25 per share. Dividends on the Preferred Shares are cumulative from the date of issuance and payable quarterly commencing on January 30, 1998. The payment of dividends and amounts upon liquidation will rank senior to the Common Shares and Series B Convertible Cumulative Redeemable Preferred Shares, which are the only other shares of the Company outstanding. The Preferred Shares are not redeemable prior to October 30, 2002. On or after October 30, 2002 the Preferred Shares will be redeemable for cash at the option of the Company, in whole or part, at the redemption price of $25 per share, plus dividends accrued and unpaid to the redemption date. The Preferred Shares are not convertible into or exchangeable for any other property or securities of the Company.

    SERIES B CONVERTIBLE CUMULATIVE REDEEMABLE PREFERRED SHARES OF BENEFICIAL
     INTEREST

    On June 23, 1999, the Company completed a public offering of 1,000,000 shares of 7.50% Series B Convertible Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") at a purchase price of $50.00 per share. Dividends on the Series B Preferred Shares are cumulative from the date of issuance and payable quarterly commencing on September 30, 1999. The payment of dividends and amounts upon liquidation will follow the Series A Preferred Shares, but rank senior to the Common Shares. The shares have no maturity date, but may be redeemed by the Company for $50.00 per share after June 30, 2004. The shares are convertible into common shares at a conversion price of $43.50 per common share, equivalent to a conversion rate of 1.1494 to 1. In 2000, 5,288 shares were converted into common shares upon the death of several preferred shareholders in accordance with the share agreement.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

9. STOCK INCENTIVE PLANS

    As of December 31, 2000 the Company has reserved 1,000,000 common shares for future issuance under the 2000 Omnibus Employee Retention and Incentive Plan, 59,711 common shares for future issuance under the 1995 Director Stock Plan and 1,000,000 common shares for future issuance under the dividend reinvestment and stock purchase plan.

    2000 OMNIBUS EMPLOYEE RETENTION AND INCENTIVE PLAN

    On May 10, 2000, the Shareholders adopted the 2000 Omnibus Employee Retention and Incentive Plan (the "2000 Plan") to allow the Company to continue making share-based awards as part of the Company's compensation. In accordance with the approved 2000 Plan, no other grants will be made under the 1993 Stock Option plan or the 1995 Restricted Stock Incentive Plan. The number of shares issuable under the 2000 Plan was initially 1,200,000 in the form of options and appreciation rights, performance awards, and restricted shares or share equivalents. 200,000 options were granted in July, 2000. The plan will be administered by a committee (the "Committee") consisting of two or more non-employee trustees designated by the Board of Trustees of the Company. No awards may be granted under the 2000 Plan after July 31, 2003.

    The 2000 Plan authorizes the Committee to grant options to purchase the Company's common shares in the form of incentive stock options ("ISO's") or other tax-qualified options which may be subsequently authorized under the federal tax laws. The exercise price of the options may not be less than 100% of the fair market value of common shares at the time of issuance. Also, the 2000 Plan authorizes the Committee to grant appreciation rights to key employees, which entitles the grantee to receive upon exercise the excess of (a) the fair market value of the specified number of shares at the time of exercise over
(b) a price specified by the Committee which may not be less than 100% of the fair market value of the common shares at the time of grant. The term of the option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date of grant.

    In addition, the 2000 Plan authorizes the Committee to grant restricted shares of the Company's common shares. The restriction periods may vary at Committee's discretion, but may not be less than one year.

    Finally, the 2000 Plan authorizes the Committee to grant performance awards to employees in the form of either grants of performance shares, representing one share of the Company's common shares, or performance units, representing an amount established by the Committee at the time of the award. At the time the award is made, the Committee will establish superior and satisfactory performance targets measuring the Company's performance over a set period. The actual awards will be determined by the Committee measured against these goals.

    RESTRICTED STOCK INCENTIVE PLAN

    Under the terms of the 1995 Restricted Stock Incentive Plan, adopted in 1995, the Company initially reserved 150,000 common shares for future grants. On March 8, 2000, certain employees were granted 76,609 restricted common shares. Shares were awarded in the name of each of the participants, who have all the rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met. The Shareholders adopted the 2000 Plan

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

9. STOCK INCENTIVE PLANS (CONTINUED)
effective May 10, 2000, which succeeds the 1995 Restricted Stock Incentive Plan. No further grants will be made from this plan.

    Unearned compensation is recorded at the date of awards based on the market value of shares. Unearned compensation, which is shown as a separate component of shareholders' equity, is being amortized to expense over the eight year vesting period. The amount amortized to expense during 2000, 1999, and 1998 was $515, $49 and $201, respectively.

    DIRECTOR STOCK PLAN

    The 1995 Director Stock Plan is for an aggregate of 75,000 common shares and provides that each independent director, upon election or re-election to the Board, must receive 50% and may elect to receive 100% of his annual retainer fee in Common Shares at the market price on such date. In 2000, 1999, and 1998, 2,640, 3,058 and 2,304 Common Shares were issued under this plan, respectively. In connection with the issuance of such shares, $100, $110 and $80 was charged to expense in 2000, 1999 and 1998, respectively.

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

    STOCK OPTIONS OUTSTANDING

    Under the terms of the 1993 Stock Option Plan, the Compensation Committee of the Board of Trustees granted employees 215,803 options on March 8, 2000 and independent directors 38,000 options on May 10, 2000. The 2000 Plan succeeds the 1993 Stock Option Plan. The Compensation Committee of the Board of Trustee granted 200,000 options under the terms of the 2000 Plan on July 5, 2000.

    The options from both the 1993 Stock Option Plan and the 2000 Plan were granted at fair market value on the date of grant and have a 10-year term. They become exercisable in 20% annual

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

9. STOCK INCENTIVE PLANS (CONTINUED)
increments after one year from date of grant. Option activity for the three years ended December 31, 2000 is as follows:

                                              2000                   1999                   1998
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year....  1,497,905    $28.70    1,249,158    $27.73      755,669    $22.92
  Granted...........................    453,803     37.85      363,231     32.45      588,179     33.97
  Exercised.........................    (52,699)    23.53      (51,257)    26.09      (25,500)    18.86
  Expired...........................    (14,372)    32.62      (63,227)    33.21      (69,190)    32.00
                                      ---------              ---------              ---------
Outstanding at end of year..........  1,884,637    $31.01    1,497,905    $28.70    1,249,158    $27.73
                                      =========              =========              =========
Exercisable at end of year..........    787,659                596,782                441,126
Available for future grant at year
  end...............................  1,000,000                405,050                569,155
Weighted average per share fair
  value of options granted during
  the year..........................               $ 5.20                 $ 4.26                 $ 4.92

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    2000       1999       1998
                                                  --------   --------   --------
Risk free interest rate.........................     6.4%       5.4%       5.7%
Dividend yield..................................     5.0%       5.5%       5.1%
Expected lives..................................  6 years    6 years    6 years
Expected volatility.............................    15.3%      18.9%      18.6%

    The following table summarizes information about stock options at December 31, 2000:

                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
----------------------------------------------------   ----------------------
                               WEIGHTED
                                AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                  NUMBER       REMAINING    AVERAGE    EXERCISABLE   AVERAGE
   RANGE OF     OUTSTANDING   CONTRACTUAL   EXERCISE       AT        EXERCISE
EXERCISE PRICE  AT 12/31/00      LIFE        PRICE      12/31/00      PRICE
--------------  -----------   -----------   --------   -----------   --------
$18.25-$24.88...    444,251   3.9 years      $19.42      427,673      $19.28
$31.50-$35.94...  1,202,386   8.5 years      $33.42      359,986      $33.05
$37.81-$41.00...    238,000   10.0 years     $40.49           --          --

    The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan, accordingly, no compensation costs have been recognized. Had compensation costs for the Company's Plan been determined based on the fair value at the grant

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

9. STOCK INCENTIVE PLANS (CONTINUED)
date for options granted in 2000, 1999 and 1998 in accordance with the method required by Statement of Financial Accounting Standards No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               ---------------------------------------
                                                 2000           1999           1998
                                               ---------      ---------      ---------
Net income available to common shareholders
  As reported................................   $44,581        $40,442        $25,888
  Pro forma..................................   $42,221        $38,895        $25,406
Per share net income available to common
  shareholders
  As reported
    Basic....................................      2.13           1.99           1.30
    Diluted..................................      2.09           1.96           1.29
  Pro forma
    Basic....................................      2.02           1.91           1.28
    Diluted..................................      1.97           1.89           1.26

10. FUTURE RENTAL REVENUES

    Under existing noncancelable operating lease agreements as of December 31, 2000, tenants of the warehouse/industrial properties are committed to pay in aggregate the following minimum rentals:

2001........................................................  $102,755
2002........................................................    89,873
2003........................................................    78,588
2004........................................................    69,527
2005........................................................    60,306
Thereafter..................................................   250,908
                                                              --------
    Total...................................................  $651,957
                                                              ========

    At December 31, 2000 and 1999, 632 and 636, respectively, of the total 682 apartments available for rental at the Lakeshore Dunes property were leased. Lease terms are generally for one year.

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

11. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
Supplemental disclosure of cash flow information:
  Interest paid, net of interest capitalized................  $  18,153   $ 17,655    $ 12,122
  Interest capitalized......................................      3,404      1,926       2,214
  Dividends declared, not paid..............................      1,060      1,060       1,060
In conjunction with the property acquisitions, the Company
  assumed the following assets and liabilities:
  Purchase of real estate...................................  $ 134,933   $153,903    $ 92,510
  Liabilities, net of other assets..........................        851     (3,662)     (2,224)
  Mortgage notes payable....................................     (5,049)               (20,586)
                                                              ---------   --------    --------
  Acquisition of real estate................................  $ 130,735   $150,241    $ 69,700
                                                              =========   ========    ========
In conjunction with the property dispositions, the Company
  disposed of the following assets and liabilities:
  Sale of real estate.......................................  $ (94,269)  $(50,889)   $(32,841)
  Mortgage note receivable..................................      7,200      3,139
  Liabilities, net of other assets..........................     (4,675)       640         565
  Gain on disposal of real estate...........................    (19,228)    (5,086)     (1,672)
                                                              ---------   --------    --------
  Proceeds on disposition of real estate....................  $(110,972)  $(52,196)   $(33,948)
                                                              =========   ========    ========
Conversion of convertible subordinated debentures payable:
  Convertible subordinated dentures converted...............              $  8,058    $  3,682
  Common shares issued at $18.25 per share; 0, 441,513 and
    201,748.................................................                 8,057       3,682
                                                                          --------    --------
  Cash disbursed for fractional shares......................              $      1    $
                                                                          ========    ========

12. COMMITMENTS AND CONTINGENCIES

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

    At December 31, 2000, four of the properties owned are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2006 for amounts that are greater than the net book value of the assets.

13. SUBSEQUENT TRANSACTIONS

    On January 24, 2001 the Lake Shore Dunes property was sold and the
$21.3 million mortgage note payable that was secured by the property was assumed by the new owner.

    Effective January 1, 2001, the Company acquired 100% of the common stock of CRS. In connection with the acquisition, the CRS preferred stock owned by the Company was cancelled. For the year ended December 31, 2001 and thereafter, the operations of CRS will be fully consolidated with the

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

13. SUBSEQUENT TRANSACTIONS (CONTINUED)
Company. During 2001, the Company will elect for CRS to be treated as a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999.

14. QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

    The following table reflects the results of operations for the Company during the four quarters of 2000 and 1999 (dollars in thousands, except unit and per share data).

                                                                   QUARTER ENDED
                                                ---------------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                  2000        2000         2000            2000
                                                ---------   --------   -------------   ------------
Total revenues................................   $38,388    $39,421       $41,940        $38,730
Income before extraordinary income............    11,871     13,136        14,618         15,061
Net income available to common shareholders...     9,343     10,608        12,090         12,538
Net income available to common shareholders
  per share before extraordinary item:
  Basic.......................................      0.45       0.51          0.58           0.58
  Diluted.....................................      0.45       0.50          0.57           0.57
Net income available to common shareholders
  per share:
  Basic.......................................      0.45       0.51          0.58           0.58
  Diluted.....................................      0.45       0.50          0.57           0.57
Per share distributions.......................    0.5025     0.5025        0.5025         0.5025

                                                                   QUARTER ENDED
                                                ---------------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                  1999        1999         1999            1999
                                                ---------   --------   -------------   ------------
Total revenues................................   $33,596    $32,054       $40,046        $33,240
Income before extraordinary income............    12,159      7,952        16,185         13,046
Net income available to common shareholders...    10,569      5,708        13,646         10,519
Net income available to common shareholders
  per share before extraordinary item:
  Basic.......................................      0.52       0.31          0.67           0.51
  Diluted.....................................      0.52       0.31          0.67           0.50
Net income available to common shareholders
  per share:
  Basic.......................................      0.52       0.28          0.67           0.51
  Diluted.....................................      0.52       0.28          0.67           0.50
Per share distributions.......................     0.475      0.475         0.475          0.475

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Trustees and Shareholders of CenterPoint Properties Trust

    Our audits of the consolidated financial statements referred to in our report dated February 22, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 22, 2001

                                                                     SCHEDULE II

                          CENTERPOINT PROPERTIES TRUST

                       VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                   BEGINNING   CHARGE TO COST AND                                 ENDING
DESCRIPTION                         BALANCE         EXPENSES        RECOVERIES   DEDUCTIONS(A)   BALANCE
-----------                        ---------   ------------------   ----------   -------------   --------
For year ended December 31, 2000:
  Allowance for doubtful
    accounts.....................    $731             $430          $      --        ($656)        $505
                                     ====             ====          =========        =====         ====

For year ended December 31, 1999:
  Allowance for doubtful
    accounts.....................    $575             $659          $      --        ($503)        $731
                                     ====             ====          =========        =====         ====

For year ended December 31, 1998:
  Allowance for doubtful
    accounts.....................    $272             $550          $      --        ($247)        $575
                                     ====             ====          =========        =====         ====

------------------------

NOTE: (a) Deductions represent the write-off of accounts receivable against the allowance for doubtful accounts.

                                                                    SCHEDULE III

                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000

                                                      INITIAL COSTS
                                                 ------------------------            COSTS CAPITALIZED
                                                                                 SUBSEQUENT TO ACQUISITION
                                                            BUILDINGS AND   ------------------------------------
                                  ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND   CARRYING
DESCRIPTION                           (E)          LAND          (A)          LAND     IMPROVEMENTS    COSTS (B)
-----------                       ------------   --------   -------------   --------   -------------   ---------
WAREHOUSE/INDUSTRIAL PROPERTIES:
425 W. 151st Street
  East Chicago, IN..............                  $  252      $  1,805       $   33      $  5,304       $ 1,155
201 Mississippi Street
  Gary, IN......................   $50,000(g)        807         9,948          278        22,656
1201 Lunt Avenue
  Elk Grove Village, IL.........          (g)         57           146            1             7
620 Butterfield Road
  Mundelein, IL.................                     335         1,974           61           371
1319 Marquette Drive
  Romeoville, IL................          (g)        948         2,530                        113
900 E. 103rd Street
  Chicago, IL...................                   2,226        10,693                      8,364
1520 Pratt Avenue
  Elk Grove Village, IL.........          (g)        498         1,558                         11
1850 Greenleaf
  Elk Grove Village, IL.........                     509         1,386                        356
2743 Armstrong Court
  Des Plaines, IL...............                   1,320         2,679                        282
5990 Touhy Avenue
  Niles, IL.....................                   2,047         8,509                      1,445
2339 Ernie Krueger Court
  Waukegan, IL..................                     158         1,819                         10
1400 Busse Road
  Elk Grove Village, IL.........                     439         5,719                        306
1250 Carolina Drive
  West Chicago, IL..............                     583         3,836                        266
5619 W. 115th Street
  Alsip, IL.....................          (g)      2,267        12,169                      1,864
825 Tollgate Road
  Elgin, IL.....................          (g)        712         3,584                        112
720 Frontenac
  Naperville, IL................                   1,014         4,055           22           203
820 Frontenac
  Naperville, IL................                     906         3,626                        181
1120 Frontenac
  Naperville, IL................                     791         3,164           23           743
1510 Frontenac
  Naperville, IL................                     621         2,485           16            95
1020 Frontenac
  Naperville, IL................                     591         2,363           11           446
1560 Frontenac
  Naperville, IL................                     508         2,034           12           178
920 Frontenac
  Naperville, IL................                     717         2,367                        576
1 Wildlife Way
  Long Grove, IL................                     530         2,122                        137


                                    GROSS AMOUNTS AT WHICH
                                  CARRIED AT CLOSE OF PERIOD
                                  --------------------------
                                               BUILDINGS AND                   ACCUMULATED
DESCRIPTION                          LAND      IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION
-----------                       ----------   -------------   -------------   ------------
WAREHOUSE/INDUSTRIAL PROPERTIES:
425 W. 151st Street
  East Chicago, IN..............   $    285      $  8,264       $    8,549      $  (3,502)
201 Mississippi Street
  Gary, IN......................      1,085        32,604       $   33,689        (12,134)
1201 Lunt Avenue
  Elk Grove Village, IL.........         58           153       $      211            (35)
620 Butterfield Road
  Mundelein, IL.................        396         2,345       $    2,741           (456)
1319 Marquette Drive
  Romeoville, IL................        948         2,643       $    3,591           (577)
900 E. 103rd Street
  Chicago, IL...................      2,226        19,057       $   21,283         (3,462)
1520 Pratt Avenue
  Elk Grove Village, IL.........        498         1,569       $    2,067           (350)
1850 Greenleaf
  Elk Grove Village, IL.........        509         1,742       $    2,251           (340)
2743 Armstrong Court
  Des Plaines, IL...............      1,320         2,961       $    4,281           (641)
5990 Touhy Avenue
  Niles, IL.....................      2,047         9,954       $   12,001         (2,121)
2339 Ernie Krueger Court
  Waukegan, IL..................        158         1,829       $    1,987           (409)
1400 Busse Road
  Elk Grove Village, IL.........        439         6,025       $    6,464         (1,561)
1250 Carolina Drive
  West Chicago, IL..............        583         4,102       $    4,685           (902)
5619 W. 115th Street
  Alsip, IL.....................      2,267        14,033       $   16,300         (3,071)
825 Tollgate Road
  Elgin, IL.....................        712         3,696       $    4,408           (815)
720 Frontenac
  Naperville, IL................      1,036         4,258       $    5,294           (938)
820 Frontenac
  Naperville, IL................        906         3,807       $    4,713           (832)
1120 Frontenac
  Naperville, IL................        814         3,907       $    4,721           (849)
1510 Frontenac
  Naperville, IL................        637         2,580       $    3,217           (571)
1020 Frontenac
  Naperville, IL................        602         2,809       $    3,411           (577)
1560 Frontenac
  Naperville, IL................        520         2,212       $    2,732           (472)
920 Frontenac
  Naperville, IL................        717         2,943       $    3,660           (608)
1 Wildlife Way
  Long Grove, IL................        530         2,259       $    2,789           (474)

                                                                LIFE UPON
                                                                  WHICH
                                                               DEPRECIATION
                                                                IN LATEST
                                                                  INCOME
                                      DATE OF         DATE     STATEMENT IS
DESCRIPTION                        CONSTRUCTION     ACQUIRED     COMPUTED
-----------                       ---------------   --------   ------------
WAREHOUSE/INDUSTRIAL PROPERTIES:
425 W. 151st Street
  East Chicago, IN..............  1913/1988-1990     1987                (f)
201 Mississippi Street
  Gary, IN......................  1946/1985-1988     1985                (f)
1201 Lunt Avenue
  Elk Grove Village, IL.........            1971     1993                (f)
620 Butterfield Road
  Mundelein, IL.................            1990     1993                (f)
1319 Marquette Drive
  Romeoville, IL................       1990-1991     1993                (f)
900 E. 103rd Street
  Chicago, IL...................            1910     1993                (f)
1520 Pratt Avenue
  Elk Grove Village, IL.........            1968     1993                (f)
1850 Greenleaf
  Elk Grove Village, IL.........            1965     1993                (f)
2743 Armstrong Court
  Des Plaines, IL...............       1989-1990     1993                (f)
5990 Touhy Avenue
  Niles, IL.....................            1957     1993                (f)
2339 Ernie Krueger Court
  Waukegan, IL..................            1990     1993                (f)
1400 Busse Road
  Elk Grove Village, IL.........            1987     1993                (f)
1250 Carolina Drive
  West Chicago, IL..............       1989-1990     1993                (f)
5619 W. 115th Street
  Alsip, IL.....................            1974     1993                (f)
825 Tollgate Road
  Elgin, IL.....................       1989-1991     1993                (f)
720 Frontenac
  Naperville, IL................            1991     1993                (f)
820 Frontenac
  Naperville, IL................            1988     1993                (f)
1120 Frontenac
  Naperville, IL................            1980     1993                (f)
1510 Frontenac
  Naperville, IL................            1986     1993                (f)
1020 Frontenac
  Naperville, IL................            1980     1993                (f)
1560 Frontenac
  Naperville, IL................            1987     1993                (f)
920 Frontenac
  Naperville, IL................            1987     1993                (f)
1 Wildlife Way
  Long Grove, IL................            1994     1994                (f)


                                                    INITIAL COSTS
                                               ------------------------            COSTS CAPITALIZED
                                                                               SUBSEQUENT TO ACQUISITION
                                                          BUILDINGS AND   ------------------------------------
                                ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND   CARRYING
DESCRIPTION                         (E)          LAND          (A)          LAND     IMPROVEMENTS    COSTS (B)
-----------                     ------------   --------   -------------   --------   -------------   ---------
900 W. University Drive
  Arlington Heights, IL.......          (g)        817         3,268           17            96
745 Birginal Drive
  Bensenville, IL.............                     601         2,406            1           497
21399 Torrence Avenue
  Sauk Village, IL............                   1,550         6,199          565           707
2600 N. Elmhurst Road
  Elk Grove Village, IL.......                     842         3,366            1            46
8901 W. 102nd Street
  Pleasant Prarie, WI.........          (g)        900         3,608                         51
8200 100th Street
  Pleasant Prarie, WI.........          (g)      1,220         4,890                         37
825-845 Hawthorne
  West Chicago, IL............                     721         2,884           23         1,094
1700 Butterfield Road
  Mundelein, IL...............                     342         1,371                        150
10601 Seymour Avenue
  Franklin Park, IL...........                   2,020         8,081          184        13,271
11701 South Central
  Alsip, IL...................                   1,241         4,964           22         1,432
11601 South Central
  Alsip, IL...................                   1,071         4,285           53         1,347
850 Arthur Avenue
  Elk Grove Village, IL.......                     270         1,081            2           332
1827 North Bendix Drive
  South Bend, IN..............          (g)      1,010         4,040           24           185
4400 S. Kolmar
  Chicago, IL.................          (g)        603         2,412            9           215
6600 River Road
  Hodgkins, IL................                   2,640        10,562           47           805
7501 N. 81st Street
  Milwaukee, WI...............                   1,018         4,073           19            83
1100 Chase Avenue
  Elk Grove Village, IL.......          (g)        248           993            7           246
2553 N. Edgington
  Franklin Park, IL...........                   1,870         7,481           67         1,902
875 Fargo Avenue
  Elk Grove Village, IL.......                     572         2,284           14         1,078
1800 Bruning Drive
  Itasca, IL..................                   1,999         7,995           27           213
1501 Pratt
  Elk Grove Village, IL.......                   1,047         4,189           72           553
400 N. Wolf Road
  Northlake, IL...............                   4,504        18,017         (996)        9,567
16400 W. 103rd Street
  Lemont, IL..................                     446         1,748           21           304
425 S. 37th Avenue
  St. Charles, IL.............                     644         2,575            7           260


                                 GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF
                                         PERIOD
                                -------------------------
                                            BUILDINGS AND                   ACCUMULATED
DESCRIPTION                       LAND      IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION
-----------                     ---------   -------------   -------------   ------------
900 W. University Drive
  Arlington Heights, IL.......       834         3,364       $    4,198           (693)
745 Birginal Drive
  Bensenville, IL.............       602         2,903       $    3,505           (550)
21399 Torrence Avenue
  Sauk Village, IL............     2,115         6,906       $    9,021         (1,397)
2600 N. Elmhurst Road
  Elk Grove Village, IL.......       843         3,412       $    4,255           (626)
8901 W. 102nd Street
  Pleasant Prarie, WI.........       900         3,659       $    4,559           (717)
8200 100th Street
  Pleasant Prarie, WI.........     1,220         4,927       $    6,147           (971)
825-845 Hawthorne
  West Chicago, IL............       744         3,978       $    4,722           (612)
1700 Butterfield Road
  Mundelein, IL...............       342         1,521       $    1,863           (265)
10601 Seymour Avenue
  Franklin Park, IL...........     2,204        21,352       $   23,556         (2,390)
11701 South Central
  Alsip, IL...................     1,263         6,396       $    7,659           (962)
11601 South Central
  Alsip, IL...................     1,124         5,632       $    6,756           (820)
850 Arthur Avenue
  Elk Grove Village, IL.......       272         1,413       $    1,685           (224)
1827 North Bendix Drive
  South Bend, IN..............     1,034         4,225       $    5,259           (676)
4400 S. Kolmar
  Chicago, IL.................       612         2,627       $    3,239           (410)
6600 River Road
  Hodgkins, IL................     2,687        11,367       $   14,054         (1,653)
7501 N. 81st Street
  Milwaukee, WI...............     1,037         4,156       $    5,193           (609)
1100 Chase Avenue
  Elk Grove Village, IL.......       255         1,239       $    1,494           (187)
2553 N. Edgington
  Franklin Park, IL...........     1,937         9,383       $   11,320         (1,229)
875 Fargo Avenue
  Elk Grove Village, IL.......       586         3,362       $    3,948           (447)
1800 Bruning Drive
  Itasca, IL..................     2,026         8,208       $   10,234         (1,168)
1501 Pratt
  Elk Grove Village, IL.......     1,119         4,742       $    5,861           (670)
400 N. Wolf Road
  Northlake, IL...............     3,508        27,584       $   31,092         (3,511)
16400 W. 103rd Street
  Lemont, IL..................       467         2,052       $    2,519           (259)
425 S. 37th Avenue
  St. Charles, IL.............       651         2,835       $    3,486           (375)

                                                                     LIFE UPON
                                                                       WHICH
                                                                    DEPRECIATION
                                                                     IN LATEST
                                                                       INCOME
                                                                     STATEMENT
                                    DATE OF            DATE              IS
DESCRIPTION                      CONSTRUCTION        ACQUIRED         COMPUTED
-----------                     ---------------   ---------------   ------------
900 W. University Drive
  Arlington Heights, IL.......            1974              1994          (f)
745 Birginal Drive
  Bensenville, IL.............            1974              1994          (f)
21399 Torrence Avenue
  Sauk Village, IL............            1987              1994          (f)
2600 N. Elmhurst Road
  Elk Grove Village, IL.......            1995              1995          (f)
8901 W. 102nd Street
  Pleasant Prarie, WI.........            1990              1994          (f)
8200 100th Street
  Pleasant Prarie, WI.........            1990              1994          (f)
825-845 Hawthorne
  West Chicago, IL............            1974              1995          (f)
1700 Butterfield Road
  Mundelein, IL...............            1976              1995          (f)
10601 Seymour Avenue
  Franklin Park, IL...........       1963/1965              1995          (f)
11701 South Central
  Alsip, IL...................            1972              1995          (f)
11601 South Central
  Alsip, IL...................            1971              1995          (f)
850 Arthur Avenue
  Elk Grove Village, IL.......       1972/1973              1995          (f)
1827 North Bendix Drive
  South Bend, IN..............       1964/1990              1995          (f)
4400 S. Kolmar
  Chicago, IL.................            1964              1995          (f)
6600 River Road
  Hodgkins, IL................         Unknown              1996          (f)
7501 N. 81st Street
  Milwaukee, WI...............            1987              1996          (f)
1100 Chase Avenue
  Elk Grove Village, IL.......            1969              1996          (f)
2553 N. Edgington
  Franklin Park, IL...........       1967/1989              1996          (f)
875 Fargo Avenue
  Elk Grove Village, IL.......            1979              1996          (f)
1800 Bruning Drive
  Itasca, IL..................       1975/1978              1996          (f)
1501 Pratt
  Elk Grove Village, IL.......            1973              1996          (f)
400 N. Wolf Road
  Northlake, IL...............       1956/1965              1996          (f)
16400 W. 103rd Street
  Lemont, IL..................            1983              1996          (f)
425 S. 37th Avenue
  St. Charles, IL.............            1976              1996          (f)


                                                 INITIAL COSTS
                                            ------------------------      COSTS CAPITALIZED
                                                                       SUBSEQUENT TO ACQUISITION
                                                       BUILDINGS AND   ------------------------
                             ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND
DESCRIPTION                      (E)          LAND          (A)          LAND     IMPROVEMENTS
-----------                  ------------   --------   -------------   --------   -------------
Lot 51-Naperville Business
  Center
  Naperville, IL...........                     210             0                         16
3145 Central Avenue
  Waukeegan, IL............                   1,270         5,080           20         1,797
2003-2207 South 114th
  Street
  West Allis, WI...........                     942         3,770            7           224
2801 S. Busse Road
  Elk Grove Village, IL....          (g)      1,875         7,556           12           589
6464 West 51st Street
  Forest View, IL..........                     934         3,734            4           299
6500 West 51st Street
  Forest View, IL..........                     805         3,221            4           106
7447 South Central Avenue
  Bedford Park, IL.........          (g)        437         1,748            8           118
7525 S. Sayre Avenue
  Bedford Park, IL.........                     587         2,345            5           629
1 Allsteel Drive
  Aurora, IL...............                   2,458         9,832         (252)        8,059
2525 Busse Highway
  Elk Grove Village, IL....                   5,400        12,601         (727)        8,830
106th and Buffalo Avenue
  Chicago, IL..............                     248           992            9           631
7400 South Narragansett
  Bedford Park,IL..........                     743         2,972           10           347
2701 S. Busse Road
  Elk Grove Village, IL....          (g)      1,875         5,667            4         1,333
East Avenue and 55th Street
  McCook, IL...............                   1,190         4,761           57         4,651
6757 S. Sayre
  Bedford Park, IL.........                   1,236         4,945            7           160
1951 Landmeir Road
  Elk Grove Village, IL....                     280         1,120           12            51
1355 Enterprise Drive
  Romeoville, IL...........                     580         2,320            8           518
5700 West Touhy Avenue
  Niles, IL................                   8,749        27,762           98        22,119
110-190 Old Higgins Road
  Des Plaines, IL..........                   1,862         7,447           12         1,636
1475 S. 101st Street
  West Allis, WI...........                     331         1,323            1            85
1333 Grandview Drive
  Yorkville, WI............                   1,516         6,062            5            21
2301 Route 30
  Plainfield, IL...........                   1,217         4,868           69         2,544
1796 Sherwin Avenue
  Des Plaines, IL..........          (g)        944         3,778           12         1,040
2727 W. Diehl Road
  Naperville, IL...........                   3,071        14,232            5           397


                             COSTS CAPITALIZED S AMOUNTS AT WHICH
                           SUBSEQUENT TO ACQUISITION
                             ---------   --------------------------
                             CARRYING                 BUILDINGS AND                   ACCUMULATED
DESCRIPTION                  COSTS (B)      LAND      IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION
-----------                  ---------   ----------   -------------   -------------   ------------
Lot 51-Naperville Business
  Center
  Naperville, IL...........       210                         16       $      226             (2)
3145 Central Avenue
  Waukeegan, IL............                  1,290         6,877       $    8,167           (838)
2003-2207 South 114th
  Street
  West Allis, WI...........                    949         3,994       $    4,943           (457)
2801 S. Busse Road
  Elk Grove Village, IL....       107        1,887         8,252       $   10,139           (978)
6464 West 51st Street
  Forest View, IL..........                    938         4,033       $    4,971           (460)
6500 West 51st Street
  Forest View, IL..........                    809         3,327       $    4,136           (382)
7447 South Central Avenue
  Bedford Park, IL.........                    445         1,866       $    2,311           (210)
7525 S. Sayre Avenue
  Bedford Park, IL.........                    592         2,974       $    3,566           (302)
1 Allsteel Drive
  Aurora, IL...............                  2,206        17,891       $   20,097         (1,929)
2525 Busse Highway
  Elk Grove Village, IL....                  4,673        21,431       $   26,104         (2,065)
106th and Buffalo Avenue
  Chicago, IL..............                    257         1,623       $    1,880           (227)
7400 South Narragansett
  Bedford Park,IL..........                    753         3,319       $    4,072           (337)
2701 S. Busse Road
  Elk Grove Village, IL....       255        1,879         7,255       $    9,134           (701)
East Avenue and 55th Street
  McCook, IL...............     1,247                      9,412       $   10,659           (757)
6757 S. Sayre
  Bedford Park, IL.........                  1,243         5,105       $    6,348           (519)
1951 Landmeir Road
  Elk Grove Village, IL....                    292         1,171       $    1,463           (120)
1355 Enterprise Drive
  Romeoville, IL...........                    588         2,838       $    3,426           (291)
5700 West Touhy Avenue
  Niles, IL................     1,466        8,847        51,347       $   60,194           (125)
110-190 Old Higgins Road
  Des Plaines, IL..........                  1,874         9,083       $   10,957           (773)
1475 S. 101st Street
  West Allis, WI...........                    332         1,408       $    1,740           (131)
1333 Grandview Drive
  Yorkville, WI............                  1,521         6,083       $    7,604           (579)
2301 Route 30
  Plainfield, IL...........                  1,286         7,412       $    8,698           (613)
1796 Sherwin Avenue
  Des Plaines, IL..........                    956         4,818       $    5,774           (474)
2727 W. Diehl Road
  Naperville, IL...........                  3,076        14,629       $   17,705         (1,390)

                                                                  LIFE UPON
                                                                    WHICH
                                                                 DEPRECIATION
                                                                  IN LATEST
                                                                    INCOME
                                                                  STATEMENT
                                 DATE OF            DATE              IS
DESCRIPTION                   CONSTRUCTION        ACQUIRED         COMPUTED
-----------                  ---------------   ---------------   ------------
Lot 51-Naperville Business
  Center
  Naperville, IL...........            1996              1996          (f)
3145 Central Avenue
  Waukeegan, IL............            1960              1997          (f)
2003-2207 South 114th
  Street
  West Allis, WI...........       1965/1966              1997          (f)
2801 S. Busse Road
  Elk Grove Village, IL....            1997              1997          (f)
6464 West 51st Street
  Forest View, IL..........            1973              1997          (f)
6500 West 51st Street
  Forest View, IL..........            1974              1997          (f)
7447 South Central Avenue
  Bedford Park, IL.........            1980              1997          (f)
7525 S. Sayre Avenue
  Bedford Park, IL.........            1980              1997          (f)
1 Allsteel Drive
  Aurora, IL...............       1957-1967              1997          (f)
2525 Busse Highway
  Elk Grove Village, IL....            1975              1997          (f)
106th and Buffalo Avenue
  Chicago, IL..............            1971              1997          (f)
7400 South Narragansett
  Bedford Park,IL..........            1977              1997          (f)
2701 S. Busse Road
  Elk Grove Village, IL....            1997              1997          (f)
East Avenue and 55th Street
  McCook, IL...............            1979              1997          (f)
6757 S. Sayre
  Bedford Park, IL.........            1975              1997          (f)
1951 Landmeir Road
  Elk Grove Village, IL....            1967              1997          (f)
1355 Enterprise Drive
  Romeoville, IL...........       1980/1986              1997          (f)
5700 West Touhy Avenue
  Niles, IL................            2000              1997          (f)
110-190 Old Higgins Road
  Des Plaines, IL..........            1980              1997          (f)
1475 S. 101st Street
  West Allis, WI...........       1968/1988              1997          (f)
1333 Grandview Drive
  Yorkville, WI............            1994              1997          (f)
2301 Route 30
  Plainfield, IL...........       1972/1984              1997          (f)
1796 Sherwin Avenue
  Des Plaines, IL..........            1964              1997          (f)
2727 W. Diehl Road
  Naperville, IL...........            1997              1997          (f)


                                                 INITIAL COSTS
                                            ------------------------      COSTS CAPITALIZED
                                                                       SUBSEQUENT TO ACQUISITION
                                                       BUILDINGS AND   ------------------------
                             ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND
DESCRIPTION                      (E)          LAND          (A)          LAND     IMPROVEMENTS
-----------                  ------------   --------   -------------   --------   -------------
O'hare Express Center--A2
  Elk GroveVillage, IL.....                   1,097         7,060                        300
O'hare Express Center--B1
  Elk GroveVillage, IL.....                   1,682        10,500                      1,080
O'hare Express--B2
  Elk Grove Village, IL....                   1,618         6,287                      5,182
O'hare Express--C
  Elk Grove Village, IL....                   2,603        12,117                          0
2021 Lunt Avenue
  Elk Grove, IL............                     464         1,855            8           156
2121 Touhy Avenue
  Elk Grove, IL............                     918         3,672           12           179
200 Champion Dr.
  North Lake, IL...........                     467         5,645            0             0
2001 S. Mt. Prospect Road
  Des Plaines, IL..........                     980         4,223            1           812
745 Dillon Drive
  Wood Dale, IL............                     645         2,820                         18
1030 Fabyan Parkway
  Batavia, IL..............                   1,206         5,144                          0
4700 Ironwood Drive
  Franklin, WI.............                     419         3,415           11            53
2601 Bond Street
  University Park, IL......                     380         1,527            8            25
201 Oakton
  Des Plaines, IL..........          (g)        838         3,351            8         1,727
3601 Runge Avenue
  Franklin Park, IL........                     541         2,180            3           107
3400 N. Powell
  Franklin Park, IL........          (g)        812         3,277            3            41
11440 West Addison
  Franklin Park, IL........                     540         2,200            3           147
3434 N. Powell
  Franklin Park, IL........                     429         1,723            3           149
7633 S. Sayre
  Bedford Park.............                     167           700            4            35
1999 N. Ruby
  Franklin Park, IL........                     402         1,615            3           280
11550 W. King Drive
  Franklin Park, IL........                     320         1,303            3            93
7201 S. Leamington
  Bedford Park, IL.........                     340         1,697           (4)           10
1575 Executive Drive
  Elgin, IL................                     240           964            3            33
7200 S. Mason
  Bedford Park, IL.........                   1,037         4,286            3            65
6000 W. 73rd
  Bedford Park, IL.........                     794         3,190           16           107


                             COSTS CAPITALIZED S AMOUNTS AT WHICH
                           SUBSEQUENT TO ACQUISITION
                             ---------   --------------------------
                             CARRYING                 BUILDINGS AND                   ACCUMULATED
DESCRIPTION                  COSTS (B)      LAND      IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION
-----------                  ---------   ----------   -------------   -------------   ------------
O'hare Express Center--A2
  Elk GroveVillage, IL.....       110        1,097         7,470       $    8,567           (838)
O'hare Express Center--B1
  Elk GroveVillage, IL.....        96        1,682        11,676       $   13,358         (1,315)
O'hare Express--B2
  Elk Grove Village, IL....       328        1,618        11,797       $   13,415           (786)
O'hare Express--C
  Elk Grove Village, IL....        50        2,603        12,167       $   14,770           (382)
2021 Lunt Avenue
  Elk Grove, IL............                    472         2,011       $    2,483           (183)
2121 Touhy Avenue
  Elk Grove, IL............                    930         3,851       $    4,781           (353)
200 Champion Dr.
  North Lake, IL...........        87          467         5,732       $    6,199           (551)
2001 S. Mt. Prospect Road
  Des Plaines, IL..........                    981         5,035       $    6,016           (378)
745 Dillon Drive
  Wood Dale, IL............                    645         2,838       $    3,483           (216)
1030 Fabyan Parkway
  Batavia, IL..............                  1,206         5,144       $    6,350           (423)
4700 Ironwood Drive
  Franklin, WI.............                    430         3,468       $    3,898           (291)
2601 Bond Street
  University Park, IL......                    388         1,552       $    1,940           (127)
201 Oakton
  Des Plaines, IL..........                    846         5,078       $    5,924           (369)
3601 Runge Avenue
  Franklin Park, IL........                    544         2,287       $    2,831           (178)
3400 N. Powell
  Franklin Park, IL........                    815         3,318       $    4,133           (263)
11440 West Addison
  Franklin Park, IL........                    543         2,347       $    2,890           (183)
3434 N. Powell
  Franklin Park, IL........                    432         1,872       $    2,304           (143)
7633 S. Sayre
  Bedford Park.............                    171           735       $      906            (58)
1999 N. Ruby
  Franklin Park, IL........                    405         1,895       $    2,300           (139)
11550 W. King Drive
  Franklin Park, IL........                    323         1,396       $    1,719           (108)
7201 S. Leamington
  Bedford Park, IL.........                    336         1,707       $    2,043           (135)
1575 Executive Drive
  Elgin, IL................                    243           997       $    1,240            (79)
7200 S. Mason
  Bedford Park, IL.........                  1,040         4,351       $    5,391           (344)
6000 W. 73rd
  Bedford Park, IL.........                    810         3,297       $    4,107           (258)

                                                                  LIFE UPON
                                                                    WHICH
                                                                 DEPRECIATION
                                                                  IN LATEST
                                                                    INCOME
                                                                  STATEMENT
                                 DATE OF            DATE              IS
DESCRIPTION                   CONSTRUCTION        ACQUIRED         COMPUTED
-----------                  ---------------   ---------------   ------------
O'hare Express Center--A2
  Elk GroveVillage, IL.....            1997              1997          (f)
O'hare Express Center--B1
  Elk GroveVillage, IL.....            1997              1997          (f)
O'hare Express--B2
  Elk Grove Village, IL....            1999              1999          (f)
O'hare Express--C
  Elk Grove Village, IL....            2000              1999          (f)
2021 Lunt Avenue
  Elk Grove, IL............            1972              1998          (f)
2121 Touhy Avenue
  Elk Grove, IL............            1962              1998          (f)
200 Champion Dr.
  North Lake, IL...........            1998              1998          (f)
2001 S. Mt. Prospect Road
  Des Plaines, IL..........            1980              1998          (f)
745 Dillon Drive
  Wood Dale, IL............       1985/1986              1998          (f)
1030 Fabyan Parkway
  Batavia, IL..............            1978              1998          (f)
4700 Ironwood Drive
  Franklin, WI.............            1998              1998          (f)
2601 Bond Street
  University Park, IL......            1975              1998          (f)
201 Oakton
  Des Plaines, IL..........            1984              1998          (f)
3601 Runge Avenue
  Franklin Park, IL........            1962              1998          (f)
3400 N. Powell
  Franklin Park, IL........            1961              1998          (f)
11440 West Addison
  Franklin Park, IL........            1961              1998          (f)
3434 N. Powell
  Franklin Park, IL........            1960              1998          (f)
7633 S. Sayre
  Bedford Park.............       1968/1969              1998          (f)
1999 N. Ruby
  Franklin Park, IL........            1962              1998          (f)
11550 W. King Drive
  Franklin Park, IL........            1963              1998          (f)
7201 S. Leamington
  Bedford Park, IL.........            1958              1998          (f)
1575 Executive Drive
  Elgin, IL................            1980              1998          (f)
7200 S. Mason
  Bedford Park, IL.........            1974              1998          (f)
6000 W. 73rd
  Bedford Park, IL.........            1974              1998          (f)


                                                 INITIAL COSTS
                                            ------------------------      COSTS CAPITALIZED
                                                                       SUBSEQUENT TO ACQUISITION
                                                       BUILDINGS AND   ------------------------
                             ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND
DESCRIPTION                      (E)          LAND          (A)          LAND     IMPROVEMENTS
-----------                  ------------   --------   -------------   --------   -------------
1705-1775 Hubbard Ave.
  Batavia, IL..............                     234           936                         63
900 Paramount Parkway
  Batavia, IL..............                     250         1,001            2            18
918 Paramount Parkway
  Batavia, IL..............                      70           279                         37
902 Paramount
  Batavia, IL..............                      99           394                         34
950 Paramount Parkway
  Batavia, IL..............                     120           482                         20
934 Paramount Parkway
  Batavia, IL..............                      82           326                         18
1324-40 Paramount Parkway
  Wood Dale, IL............                     210           841                         19
1243-53 Naperville, Dr.
  Romeoville, IL...........                     526         2,102                         20
1200 Independence Blvd.
  Romeoville, IL...........                     342         1,367                         15
1277 Naperville Dr.
  Romeoville, IL...........                     246           983                         18
1265 Naperville Dr.
  Romeoville, IL...........                     571         2,285            1           109
1287 Naperville Dr.
  Romeoville, IL...........                     440         1,760                         18
737 Fargo Ave.
  Elk Grove Village, IL....                     460         1,841           12            85
3511 W. Greentree Rd.
  Milwaukee, WI............                     540         2,160                        225
951 Fargo Ave.
  Elk Grove Village, IL....                     954         2,470                      1,559
6736 W. Washington
  West Allis, WI...........                     814         3,585            3           101
301 E. Vienna
  Milwaukee, WI............                   1,005         4,022           22            (5)
3602 N. Kennicott
  Arlington Heights, IL....                     515         3,735           11            37
317 W. Lake St.
  Northlake, IL............                   2,735        10,940                        910
1500 W. Thorndale Ave.
  Itasca, IL...............                     328         1,312                         81
10801 W. Irving Park Rd
  Chicago, IL..............                       0         7,553                          0
3450 W. Touhy
  Skokie, IL...............                     970         3,881                        143
11100 W. Silver Spring Rd.
  Milwaukee, WI............                     986         3,945                         47
7525 West Industrial Dr.
  Forest Park, IL..........                     260         1,040                         57


                             COSTS CAPITALIZED S AMOUNTS AT WHICH
                           SUBSEQUENT TO ACQUISITION
                             ---------   --------------------------
                             CARRYING                 BUILDINGS AND                   ACCUMULATED
DESCRIPTION                  COSTS (B)      LAND      IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION
-----------                  ---------   ----------   -------------   -------------   ------------
1705-1775 Hubbard Ave.
  Batavia, IL..............                    234           999       $    1,233            (54)
900 Paramount Parkway
  Batavia, IL..............                    252         1,019       $    1,271            (54)
918 Paramount Parkway
  Batavia, IL..............                     70           316       $      386            (16)
902 Paramount
  Batavia, IL..............                     99           428       $      527            (23)
950 Paramount Parkway
  Batavia, IL..............                    120           502       $      622            (27)
934 Paramount Parkway
  Batavia, IL..............                     82           344       $      426            (18)
1324-40 Paramount Parkway
  Wood Dale, IL............                    210           860       $    1,070            (45)
1243-53 Naperville, Dr.
  Romeoville, IL...........                    526         2,122       $    2,648           (112)
1200 Independence Blvd.
  Romeoville, IL...........                    342         1,382       $    1,724            (73)
1277 Naperville Dr.
  Romeoville, IL...........                    246         1,001       $    1,247            (53)
1265 Naperville Dr.
  Romeoville, IL...........                    572         2,394       $    2,966           (122)
1287 Naperville Dr.
  Romeoville, IL...........                    440         1,778       $    2,218            (94)
737 Fargo Ave.
  Elk Grove Village, IL....                    472         1,926       $    2,398            (91)
3511 W. Greentree Rd.
  Milwaukee, WI............                    540         2,385       $    2,925           (118)
951 Fargo Ave.
  Elk Grove Village, IL....                    954         4,029       $    4,983           (159)
6736 W. Washington
  West Allis, WI...........                    817         3,686       $    4,503           (204)
301 E. Vienna
  Milwaukee, WI............                  1,027         4,017       $    5,044           (189)
3602 N. Kennicott
  Arlington Heights, IL....                    526         3,772       $    4,298           (149)
317 W. Lake St.
  Northlake, IL............                  2,735        11,850       $   14,585           (485)
1500 W. Thorndale Ave.
  Itasca, IL...............                    328         1,393       $    1,721            (41)
10801 W. Irving Park Rd
  Chicago, IL..............       159            0         7,712       $    7,712           (317)
3450 W. Touhy
  Skokie, IL...............                    970         4,024       $    4,994           (147)
11100 W. Silver Spring Rd.
  Milwaukee, WI............                    986         3,992       $    4,978           (140)
7525 West Industrial Dr.
  Forest Park, IL..........                    260         1,097       $    1,357            (37)

                                                                  LIFE UPON
                                                                    WHICH
                                                                 DEPRECIATION
                                                                  IN LATEST
                                                                    INCOME
                                                                  STATEMENT
                                 DATE OF            DATE              IS
DESCRIPTION                   CONSTRUCTION        ACQUIRED         COMPUTED
-----------                  ---------------   ---------------   ------------
1705-1775 Hubbard Ave.
  Batavia, IL..............            1985              1999          (f)
900 Paramount Parkway
  Batavia, IL..............            1986              1999          (f)
918 Paramount Parkway
  Batavia, IL..............            1987              1999          (f)
902 Paramount
  Batavia, IL..............            1987              1999          (f)
950 Paramount Parkway
  Batavia, IL..............            1987              1999          (f)
934 Paramount Parkway
  Batavia, IL..............            1987              1999          (f)
1324-40 Paramount Parkway
  Wood Dale, IL............            1992              1999          (f)
1243-53 Naperville, Dr.
  Romeoville, IL...........            1994              1999          (f)
1200 Independence Blvd.
  Romeoville, IL...........            1983              1999          (f)
1277 Naperville Dr.
  Romeoville, IL...........            1992              1999          (f)
1265 Naperville Dr.
  Romeoville, IL...........            1996              1999          (f)
1287 Naperville Dr.
  Romeoville, IL...........            1997              1999          (f)
737 Fargo Ave.
  Elk Grove Village, IL....            1975              1999          (f)
3511 W. Greentree Rd.
  Milwaukee, WI............       1969-1971              1999          (f)
951 Fargo Ave.
  Elk Grove Village, IL....            1973              1999          (f)
6736 W. Washington
  West Allis, WI...........            1998              1999          (f)
301 E. Vienna
  Milwaukee, WI............            1999              1999          (f)
3602 N. Kennicott
  Arlington Heights, IL....            1999              1999          (f)
317 W. Lake St.
  Northlake, IL............            1972              1999          (f)
1500 W. Thorndale Ave.
  Itasca, IL...............            1991              1999          (f)
10801 W. Irving Park Rd
  Chicago, IL..............            1999              1999          (f)
3450 W. Touhy
  Skokie, IL...............            1972              1999          (f)
11100 W. Silver Spring Rd.
  Milwaukee, WI............            1968              1999          (f)
7525 West Industrial Dr.
  Forest Park, IL..........            1974              1999          (f)


                                                 INITIAL COSTS
                                            ------------------------      COSTS CAPITALIZED
                                                                       SUBSEQUENT TO ACQUISITION
                                                       BUILDINGS AND   ------------------------
                             ENCUMBRANCES              IMPROVEMENTS               BUILDINGS AND
DESCRIPTION                      (E)          LAND          (A)          LAND     IMPROVEMENTS
-----------                  ------------   --------   -------------   --------   -------------
875 Diggins St.
  Harvard, IL..............                     788         3,154           41           506
3400 West Pratt
  Lincolnwood, IL..........                   1,638         6,554           22         3,267
5200 Proviso Drive
  Melrose Park, IL.........                      52           208                        234
5000 Proviso Drive
  Melrose Park, IL.........                   2,809        11,236                        739
4700 Proviso Drive
  Melrose Park, IL.........                   3,168        12,673                        265
10700 Waveland Avenue
  Franklin Park, IL........                     686         2,746                         32
5700 McDermott
  Berkeley, IL.............         836         270         1,080                        530
7000 Monroe St
  Willowbrook, IL..........                   1,153         3,013                          0
16750 South Vincennes
  South Holland, IL........       4,135       1,178         4,710                        276
9700 S. Harlem Ave
  Bridgeview, IL...........                     576         2,304                         56
1810-1850 Northwestern Ave
  Gurnee, IL...............                     822         3,289                         42
3841 Swanson Court
  Gurnee, IL...............                     623         2,493                         55
6600 Industrial Drive
  Milwaukee, WI............                     500         2,000                        215
1221 Grandview Parkway
  Yorkville, WI............                     660         2,641                         12
8877 Union Center Road
  West Chester, OH.........                   5,579        37,577                         42
500 Wall Street
  Glendale Heights, IL.....                   1,610         6,440                        148
44-80 Old Higgins Road
  Des Plaines, IL..........                     303         1,213                         33
1000 Knell Drive
  Montgomery, IL...........                     280         6,643                        414
155--175 Armstrong Court
  Des Plaines, IL..........                     174           696                         20
115 W. Lake Street
  Glendale Heights, IL.....                     667         2,552                        856
1001 Busse Road
  Elk Grove Village, IL....                   1,600         6,401                         82
600 W. Irving Park Road
  Bensenville, IL 60106....                     163           652                        144
145 Tower Road
  Burr Ridge, IL...........                     463         1,851                          5


                             COSTS CAPITALIZED S AMOUNTS AT WHICH
                           SUBSEQUENT TO ACQUISITION
                             ---------   --------------------------
                             CARRYING                 BUILDINGS AND                   ACCUMULATED
DESCRIPTION                  COSTS (B)      LAND      IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION
-----------                  ---------   ----------   -------------   -------------   ------------
875 Diggins St.
  Harvard, IL..............                    829         3,660       $    4,489           (114)
3400 West Pratt
  Lincolnwood, IL..........                  1,660         9,821       $   11,481           (260)
5200 Proviso Drive
  Melrose Park, IL.........                     52           442       $      494            (13)
5000 Proviso Drive
  Melrose Park, IL.........                  2,809        11,975       $   14,784           (384)
4700 Proviso Drive
  Melrose Park, IL.........                  3,168        12,938       $   16,106           (408)
10700 Waveland Avenue
  Franklin Park, IL........                    686         2,778       $    3,464            (81)
5700 McDermott
  Berkeley, IL.............                    270         1,610       $    1,880            (79)
7000 Monroe St
  Willowbrook, IL..........                  1,153         3,013       $    4,166            (81)
16750 South Vincennes
  South Holland, IL........                  1,178         4,986       $    6,164           (126)
9700 S. Harlem Ave
  Bridgeview, IL...........                    576         2,360       $    2,936            (62)
1810-1850 Northwestern Ave
  Gurnee, IL...............                    822         3,331       $    4,153            (88)
3841 Swanson Court
  Gurnee, IL...............                    623         2,548       $    3,171            (67)
6600 Industrial Drive
  Milwaukee, WI............                    500         2,215       $    2,715            (50)
1221 Grandview Parkway
  Yorkville, WI............                    660         2,653       $    3,313            (49)
8877 Union Center Road
  West Chester, OH.........                  5,579        37,619       $   43,198         (1,792)
500 Wall Street
  Glendale Heights, IL.....                  1,610         6,588       $    8,198           (121)
44-80 Old Higgins Road
  Des Plaines, IL..........                    303         1,246       $    1,549            (23)
1000 Knell Drive
  Montgomery, IL...........                    280         7,057       $    7,337           (110)
155--175 Armstrong Court
  Des Plaines, IL..........                    174           716       $      890             (6)
115 W. Lake Street
  Glendale Heights, IL.....                    667         3,408       $    4,075            (22)
1001 Busse Road
  Elk Grove Village, IL....                  1,600         6,483       $    8,083            (34)
600 W. Irving Park Road
  Bensenville, IL 60106....                    163           796       $      959             (4)
145 Tower Road
  Burr Ridge, IL...........                    463         1,856       $    2,319             (5)

                                                                  LIFE UPON
                                                                    WHICH
                                                                 DEPRECIATION
                                                                  IN LATEST
                                                                    INCOME
                                                                  STATEMENT
                                 DATE OF            DATE              IS
DESCRIPTION                   CONSTRUCTION        ACQUIRED         COMPUTED
-----------                  ---------------   ---------------   ------------
875 Diggins St.
  Harvard, IL..............            1952              1999          (f)
3400 West Pratt
  Lincolnwood, IL..........            1955              1999          (f)
5200 Proviso Drive
  Melrose Park, IL.........            1982              2000          (f)
5000 Proviso Drive
  Melrose Park, IL.........            1982              2000          (f)
4700 Proviso Drive
  Melrose Park, IL.........            1982              2000          (f)
10700 Waveland Avenue
  Franklin Park, IL........            1973              2000          (f)
5700 McDermott
  Berkeley, IL.............            1967              2000          (f)
7000 Monroe St
  Willowbrook, IL..........            1999              2000          (f)
16750 South Vincennes
  South Holland, IL........            1970              2000          (f)
9700 S. Harlem Ave
  Bridgeview, IL...........            1969              2000          (f)
1810-1850 Northwestern Ave
  Gurnee, IL...............            1977              2000          (f)
3841 Swanson Court
  Gurnee, IL...............            1978              2000          (f)
6600 Industrial Drive
  Milwaukee, WI............            1973              2000          (f)
1221 Grandview Parkway
  Yorkville, WI............            2000              2000          (f)
8877 Union Center Road
  West Chester, OH.........            1999              2000          (f)
500 Wall Street
  Glendale Heights, IL.....            1989              2000          (f)
44-80 Old Higgins Road
  Des Plaines, IL..........            1981              2000          (f)
1000 Knell Drive
  Montgomery, IL...........            2000              2000          (f)
155--175 Armstrong Court
  Des Plaines, IL..........            1975              2000          (f)
115 W. Lake Street
  Glendale Heights, IL.....            1999              2000          (f)
1001 Busse Road
  Elk Grove Village, IL....            1963              2000          (f)
600 W. Irving Park Road
  Bensenville, IL 60106....            1982              2000          (f)
145 Tower Road
  Burr Ridge, IL...........            1968              2000          (f)


                                                INITIAL COSTS
                                          -------------------------      COSTS CAPITALIZED
                                                                      SUBSEQUENT TO ACQUISITION
                                                      BUILDINGS AND   ------------------------
                           ENCUMBRANCES               IMPROVEMENTS               BUILDINGS AND
DESCRIPTION                    (E)          LAND           (A)          LAND     IMPROVEMENTS
-----------                ------------   ---------   -------------   --------   -------------
Construction In Progress:
5480 W. 70th
  Bedford Park, IL.......                      475             4                         (4)
521 E. North Ave
  Glendale Heights, IL...                    4,671                         69             0
Joliet Arsenal
  Joliet, IL.............                                 24,418                     32,016
Retail Properties:
100 Old McHenry Road
  Wheeling, IL...........                      482         2,152                         55
351 N. Rohlwing Road
  Itasca, IL.............                       81           464            1             0
4-48 Barrington Road
  Streamwood, IL.........                      573         2,297          (62)          144
Offices of the Management
  Company
  Chicago, IL............                      675        15,918         (526)       (5,812)
                            ----------    --------      --------       ------      --------
Sub-totals...............   $59,091.00    $162,644      $719,960       $  412      $196,087
                            ==========    ========      ========       ======      ========
Assets Held for Sale
440 North Lake Street
  Miller, IN.............       17,356         711         3,086          101        19,463
                            ----------    --------      --------       ------      --------
Totals...................   $   76,447    $163,355      $723,046       $  513      $215,550
                            ==========    ========      ========       ======      ========


                           COSTS CAPITALIZED S AMOUNTS AT WHICH
                         SUBSEQUENT TO ACQUISITION
                           ---------   --------------------------
                           CARRYING                 BUILDINGS AND                   ACCUMULATED
DESCRIPTION                COSTS (B)      LAND      IMPROVEMENTS    TOTAL (C) (D)   DEPRECIATION
-----------                ---------   ----------   -------------   -------------   ------------
Construction In Progress:
5480 W. 70th
  Bedford Park, IL.......                    475                     $      475              0
521 E. North Ave
  Glendale Heights, IL...                  4,740                     $    4,740              0
Joliet Arsenal
  Joliet, IL.............     1,197                     57,631       $   57,631              0
Retail Properties:
100 Old McHenry Road
  Wheeling, IL...........                    482         2,207       $    2,689           (567)
351 N. Rohlwing Road
  Itasca, IL.............                     82           464       $      546           (104)
4-48 Barrington Road
  Streamwood, IL.........                    511         2,441       $    2,952           (555)
Offices of the Management
  Company
  Chicago, IL............       513          149        10,619       $   10,768         (6,681)
                            -------     --------      --------       ----------      ---------
Sub-totals...............   $ 5,709     $163,056      $921,756       $1,084,812      $ (98,956)
                            =======     ========      ========       ==========      =========
Assets Held for Sale
440 North Lake Street
  Miller, IN.............     3,980          812        26,529       $   27,341        (10,064)
                            -------     --------      --------       ----------      ---------
Totals...................   $ 9,689     $163,868      $948,285       $1,112,153      $(109,020)
                            =======     ========      ========       ==========      =========

                                                                LIFE UPON
                                                                  WHICH
                                                               DEPRECIATION
                                                                IN LATEST
                                                                  INCOME
                                                                STATEMENT
                               DATE OF            DATE              IS
DESCRIPTION                 CONSTRUCTION        ACQUIRED         COMPUTED
-----------                ---------------   ---------------   ------------
Construction In Progress:
5480 W. 70th
  Bedford Park, IL.......
521 E. North Ave
  Glendale Heights, IL...
Joliet Arsenal
  Joliet, IL.............
Retail Properties:
100 Old McHenry Road
  Wheeling, IL...........       1989-1990              1993          (f)
351 N. Rohlwing Road
  Itasca, IL.............            1989              1993          (f)
4-48 Barrington Road
  Streamwood, IL.........            1989              1994          (f)
Offices of the Management
  Company
  Chicago, IL............                                            (f)

Sub-totals...............

Assets Held for Sale
440 North Lake Street
  Miller, IN.............  1971/1990-1993              1990          (f)

Totals...................


                 CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

Notes to Schedule III:

(a) Initial cost for each respective property is the total acquisition costs associated with its purchase.

(b) Carrying costs consist of capitalized construction period interest, taxes and insurance.

(c) At December 31, 2000, the aggregate cost of land and buildings and equipment for Federal income tax purposes was approximately $1,040,713.

(d) Reconciliation of real estate and accumulated depreciation, including assets held for development:

                         RECONCILIATION OF REAL ESTATE

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------   ---------   ---------
Balance at the beginning of year..........  $  971,897   $768,857    $662,275
  Additions...............................     207,184    256,264     143,342
  Dispositions............................     (94,269)   (53,224)    (36,760)
                                            ----------   --------    --------
Balance at close of year..................  $1,084,812   $971,897    $768,857
                                            ==========   ========    ========

          RECONCILIATION OF ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------   ---------   ---------
Balance at beginning of year..............  $   85,408   $ 62,257    $ 44,352
  Depreciation and amortization...........      30,529     25,485      20,151
  Dispositions............................      (6,917)    (2,334)     (2,246)
                                            ----------   --------    --------
Balance at close of year..................  $  109,020   $ 85,408    $ 62,257
                                            ==========   ========    ========

(e) See description of encumbrances in Note 6 to Consolidated Financial Statements.

(f)  Depreciation is computed based upon the following estimated lives:

                                                                     31.5 to
Buildings, improvements and carrying costs................         40 years
Land improvements.........................................         15 years
Furniture, fixtures and equipment.........................    4 to 15 years

(g) These 18 properties collateralize $50,000 of mortgage bonds payable.