Form 10-Q
period 2001-03-31
CENTERPOINT PROPERTIES TRUST
filed 2001-05-15
CIK 912893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

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

Number of Common Shares of Beneficial Interest outstanding as of May 14, 2001:
20,557,598.
-----------

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                          PART I. FINANCIAL INFORMATION
Item 1.       Financial Statements                                                               3

              Consolidated Balance Sheets                                                        3

              Consolidated Statements of Operation                                               4

              Consolidated Statements of Cash Flows                                              5

              Notes to Consolidated Financial Statements                                         6

Item 2.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                                           15

Item 3.       Qualitative and Quantitative Disclosures about Market Risk                        20

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                  21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                             ASSETS

                                                                                 MARCH 31,        DECEMBER 31,
                                                                                    2001              2000
                                                                                 ---------        ------------
Assets:
   Investment in real estate:
     Land and leasehold                                                          $  174,730      $  163,056
     Buildings                                                                      772,001         729,103
     Building improvements                                                          111,438         109,821
     Furniture, fixtures, and equipment                                              23,925          23,607
     Construction in progress                                                        98,337          59,225
                                                                                 ----------      ----------
                                                                                  1,180,431       1,084,812
     Less accumulated depreciation and amortization                                (107,701)        (98,956)
     Real estate held for sale, net of depreciation                                     918          17,277
                                                                                 ----------      ----------
        Net investment in real estate                                             1,073,648       1,003,133

   Cash and cash equivalents                                                          1,204           1,060
   Restricted cash and cash equivalents                                              17,468          27,429
   Tenant accounts receivable, net                                                   33,603          30,112
   Mortgage notes receivable                                                          9,061           3,927
   Investment in and advances to affiliates                                          11,055          62,165
   Prepaid expenses and other assets                                                 10,039           8,136
   Deferred expenses, net                                                            17,007          19,273
                                                                                 ----------      ----------
                                                                                 $1,173,085      $1,155,235
                                                                                 ==========      ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Mortgage notes payable and other debt                                         $   62,190      $   81,444
   Senior unsecured debt                                                            350,000         350,000
   Tax-exempt debt                                                                   44,100          44,100
   Line of credit                                                                   113,500          72,200
   Preferred dividends payable                                                        1,060           1,060
   Accounts payable                                                                   8,008          15,348
   Accrued expenses                                                                  44,620          48,963
   Rents received in advance and security deposits                                   12,119           7,734
                                                                                 ----------      ----------
                                                                                    635,597         620,849
                                                                                 ----------      ----------

Commitments and contingencies

Shareholders' equity:
   Series A preferred shares of beneficial interest, $.001 par value,
     10,000,000 shares authorized; 3,000,000 issued and outstanding having a
     liquidation preference of $25 per share ($75,000)                                    3               3
   Series B convertible preferred shares of beneficial interest, $.001 par value; 1,000,000 issued and outstanding having a liquidation preference of
     $50 per share ($50,000)                                                              1               1
   Common shares of beneficial interest, $.001 par value, 47,727,273 shares
     authorized; 22,543,495 and 22,283,930 issued and outstanding, respectively          22              22
   Additional paid-in-capital                                                       583,211         573,430
   Retained earnings (deficit)                                                      (37,042)        (36,769)
   Unearned compensation - restricted shares                                         (8,707)         (2,301)
                                                                                 ----------      ----------
     Total shareholders' equity                                                     537,488         534,386
                                                                                 ----------      ----------
                                                                                 $1,173,085      $1,155,235
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

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ------------------------
                                                                      2001          2000
                                                                   ----------    ----------
Revenue:
     Minimum rents                                                 $   29,204    $   26,924
     Straight-line rents                                                1,296         1,288
     Expense reimbursements                                             9,721         8,528
     Mortgage interest income                                             120            67
     Real estate fee income                                               482         1,496
     Equity in net income of affiliates                                   150            85
                                                                   ----------    ----------

        Total revenue                                                  40,973        38,388
                                                                   ----------    ----------

Expenses:
   Real estate taxes                                                    8,335         8,226
   Property operating and leasing                                       5,949         5,124
   General and administrative                                           1,468         1,172
   Depreciation and amortization                                        9,170         7,395
   Interest expense:
     Interest incurred, net                                             7,788         6,986
     Amortization of deferred financing costs                             601           515
                                                                   ----------    ----------

        Total expenses                                                 33,311        29,418
                                                                   ----------    ----------

        Operating income                                                7,662         8,970

Other income (expenses)
   Gain on sale of real estate                                          7,605         2,901
                                                                   ----------    ----------

Net Income before income taxes and extraordinary item                  15,267        11,871
Provision for income taxes                                                380             -
                                                                   ----------    ----------

Net Income before extraordinary item                                   15,647        11,871
Extraordinary item, early extinguishment of debt                       (1,616)            -
                                                                   ----------    ----------

Net income                                                             14,031        11,871
Preferred dividends                                                    (2,523)       (2,528)
                                                                   ----------    ----------

Net income available to common shareholders                        $   11,508    $    9,343
                                                                   ==========    ==========

Per share income before extraordinary item available to common shareholders:
     Basic                                                         $     0.59    $     0.45
     Diluted                                                       $     0.57    $     0.45

Per share net income available to common shareholders:
     Basic                                                         $     0.51    $     0.45
     Diluted                                                       $     0.50    $     0.45

Distributions per common share                                     $   0.5250    $   0.5025

                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ----------------------------
                                                                                        2001              2000
                                                                                     ----------        ----------
Cash flows from operating activities:
   Net income                                                                        $   14,031        $   11,871
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Extraordinary item, early extinguishments of debt                                  1,616
       Bad debts                                                                            160
       Depreciation                                                                       8,455             6,792
       Amortization of deferred financing costs                                             601               515
       Other amortization                                                                   715               603
       Straight-line rents                                                               (1,296)           (1,288)
       Incentive stock awards                                                               291                35
       Equity in net (income) loss of affiliates                                           (150)              (85)
       Gain on disposal of real estate                                                   (7,605)           (2,901)
       Net changes in:
         Tenant accounts receivable                                                      (1,611)           (3,289)
         Prepaid expenses and other assets                                                 (504)           (1,863)
         Rents received in advance and security deposits                                  4,599             2,330
         Accounts payable and accrued expenses                                          (20,070)           (5,188)
                                                                                     ----------        ----------
Net cash provided by (used in) operating activities                                        (768)            7,532
                                                                                     ----------        ----------

Cash flows from investing activities:
   Change in restricted cash and cash equivalents                                         8,735            13,903
   Acquisition of real estate                                                           (19,503)          (48,445)
   Additions to construction in progress                                                (18,089)           (8,871)
   Improvements and additions to properties                                                (821)          (10,404)
   Disposition of real estate                                                             6,917             1,425
   Change in deposits on acquisitions                                                       140             3,127
   Repayment of mortgage notes receivable                                                    55                44
   Acquisition of CRS, net of cash                                                          151
   Investment in and advances to affiliates                                              (2,072)          (13,427)
   Receivables from affiliates and employees                                                 43                16
   Additions to deferred expenses                                                          (428)           (1,709)
                                                                                     ----------        ----------
Net cash used in investing activities                                                   (24,872)          (64,341)
                                                                                     ----------        ----------

Cash flows from financing activities:

   Proceeds from sale of common shares                                                    3,084               547
   Proceeds from issuance of unsecured notes payable                                                      150,000
   Proceeds from line of credit                                                          54,500            77,700
   Repayment of mortgage notes payable                                                     (163)             (149)
   Repayment of line of credit                                                          (17,333)         (158,000)
   Distributions                                                                        (14,304)          (12,904)
                                                                                     ----------        ----------
   Net cash provided by financing activities                                             25,784            57,194
                                                                                     ----------        ----------
Net change in cash and cash equivalents                                                     144               385
Cash and cash equivalents, beginning of period                                            1,060             3,505
                                                                                     ----------        ----------

Cash and cash equivalents, end of period                                             $    1,204        $    3,890
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

                  CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and subsidiaries (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 2000 Financial Statements and Notes thereto included in the Company's annual report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the December 31, 2000 Audited Financial Statements included in the Company's annual report on Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim financial statements.

The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.       CONSOLIDATION OF CENTERPOINT REALTY SERVICES (CRS)

Effective January 1, 2001, the Company acquired 100% of the common stock of CRS at book value. In connection with the acquisition, the CRS preferred stock owned by the Company was cancelled. For the year ended December 31, 2001 and thereafter, the operations of CRS will be fully consolidated with the Company. During 2001, the Company has elected for CRS to be treated as a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999.

2.       PREFERRED SHARES, COMMON SHARES OF BENEFICIAL INTEREST AND RELATED
         TRANSACTIONS

Under the terms of the Company's 2000 Omnibus Employee Retention and Incentive Plan (the Plan), adopted in 2000, employees were granted 147,400 restricted shares of the Company on February 21, 2001. Shares were awarded in the name of each of the participants, who have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met. Unearned compensation was recorded at the date of award based on the market value of the shares. The unearned compensation is being amortized over the eight-year vesting period unless the restriction is sooner lifted.

Under the terms of the Plan, options for 250,000 common shares were issued on March 8, 2001. The options were granted at $45.90 per shares and are exercisable per the plan.

3.       ACQUISITION AND DISPOSITION OF REAL ESTATE

In the first three months of 2001, the Company purchased five properties from unrelated third parties for an aggregate cost of approximately $22.5 million. In addition, the Company disposed of two properties for an aggregate sales price of approximately $22.3 million.

4.       INVESTMENT IN AND ADVANCES TO AFFILIATES

As of January 1, 2001, the Company purchased all the remaining interest in CRS, which has made the election to be treated as a taxable REIT subsidiary.

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

Summarized financial information of CRS for 2000 is shown below. Certain items in the CRS financial statements have been reclassified to conform with 2001 presentation with no effect on net income.

Balance Sheet:

                                                                   DECEMBER 31,
                                                                       2000
                                                                  --------------
                                                                  (in thousands)
Assets:
         Land                                                        $10,560
         Buildings                                                    26,497
         Construction in progress                                     22,665
         Real estate held for sale                                       918
         Less accumulated depreciation                                  (702)
                                                                     -------
                                                                      59,938
         Other assets                                                  2,705
         Investment in CenterPoint Venture, LLC                        8,832
         Mortgage notes receivable                                     3,322
                                                                     -------
                                                                     $74,797
                                                                     =======

Liabilities:
         Note payable to affiliate - CenterPoint
              Properties Trust                                       $60,514
         Construction line of credit                                   4,133
         Participation interest due
              CenterPoint Properties Trust                                43
         Other liabilities                                             8,559
                                                                     -------
                                                                      73,249





Stockholders' equity                                                   1,548
                                                                     -------
                                                                     $74,797
                                                                     =======


Statement of Operations:
                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                      2000
                                                                  --------------
                                                                  (in thousands)
Income:
         Property sales                                              $ 8,741
         Rental income                                                 1,852
         Equity in net (loss) of CenterPoint Venture, LLC                (84)
         Other income                                                    280
                                                                     -------
                                                                      10,789

Operating expenses:
         Cost of property sales                                        6,629
         Participation interest                                        1,137
         Other expenses                                                  663
         Depreciation and amortization                                   453
         Interest                                                      1,767
                                                                     -------
                                                                      10,649

Provision for income taxes                                                54
                                                                     -------

Net income                                                           $    86
                                                                     =======


At March 31, 2001, CRS maintains a 25% investment in CenterPoint Venture, LLC (the Venture). The Venture was formed on January 21, 2000 with CalEast Industrial Investors LLC, an investment vehicle between the California Public Employees Retirement System (CalPERS) and Jones Lang LaSalle.

CRS paid an additional $1.8 million in syndication fees relating to the Venture and is amortizing this on a straight-line basis over the life of the Venture, 7 years. Amortization of syndication fees of $59 is included in equity in net income (loss) of affiliates. Unamortized syndication fees of $1,500 are included in investments in affiliates.

Summarized financial information for the CenterPoint Venture, LLC is shown below.


Balance Sheet
                                                        MARCH 31,
                                                          2001
                                                       -----------
Assets
     Net investment in real estate                     $   108,649
     Other assets                                            9,175
                                                       -----------
Total assets                                           $   117,824
                                                       ===========



Liabilities

     Secured lines of credit                                75,980
     Other liabilities                                       5,606
                                                       -----------
              Total liabilities                             81,586

Members' equity                                             36,238
                                                       -----------

         Total liabilities and members' equity         $   117,824
                                                       ===========


Statement of Operations

                                                       THREE MONTHS
                                                     ENDED MARCH 31,
                                                           2001
                                                     --------------
Operating expenses

         Property, operating and leasing                       998
         Depreciation and amortization                         672
         Interest                                            1,149
                                                       -----------
                  Total operating expenses                   2,819

Operating income                                               242

Gain (loss) on disposal of assets                              550
                                                       -----------

Net income (loss)                                      $       792
                                                       ===========


CenterPoint Venture, LLC owned 12 warehouse/industrial properties, totaling 2.6 million square feet (unaudited), as of March 31, 2001, which were 93% leased (unaudited). CenterPoint Venture, LLC also had two and one warehouse/industrial properties under construction as of March 31, 2001 and December 31, 2000.

5.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Supplemental disclosures of cash flow information for the three months ended March 31, 2001 and 2000:

                                                             2001          2000
                                                         -----------   -----------
         Interest paid, net of interest capitalized      $    10,561   $     8,896
         Interest capitalized                                  1,622           498


In conjunction with the acquisition of real estate, for the three months ended March 31, 2001 and 2000 the Company acquired the following asset and assumed the following liability amounts:

                                                                  2001              2000
                                                               ----------        ---------
         Purchase of real estate                               $  (22,454)       $ (55,048)
         Mortgage notes payable                                     2,241            5,049
         Liabilities, net of other assets                             710            1,554
                                                               ----------        ---------
         Acquisition of real estate                            $  (19,503)       $ (48,445)
                                                               ==========        ==========


In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the three months ended March 31, 2001 and 2000:

                                                                  2001              2000
                                                               ----------        ---------
         Disposal of real estate                               $   22,257        $   5,777
         Mortgage notes receivable                                (23,200)          (7,200)
         Liabilities, net of other assets                             255              (53)
         Gain on sale of properties                                 7,605            2,901
                                                               ----------        ---------
         Disposition of real estate                            $    6,917        $   1,425
                                                               ==========        =========


In conjunction with the acquisition of the remaining interest in CRS, the Company acquired the following assets and assumed the following liabilities on January 1, 2001.

      Investment in real estate                                                  $ (60,639)
      Accumulated Depreciation                                                         702
      Mortgage notes receivable                                                     (3,322)
      Investment in CenterPoint Venture, LLC                                        (8,832)
      Line of credit                                                                 4,133
      Mortgage debt                                                                 60,630
      Investment in affiliate                                                        1,533
      Liabilities, net of other assets                                               5,946
                                                                                 ---------

      Acquisition of CRS, net of cash                                            $     151
                                                                                 =========


Certain items, including the investment in affiliate and mortgage debt are eliminated upon consolidation in the Company's financial statements.

6.       MORTGAGE NOTES PAYABLE AND OTHER DEBT

On January 24, 2001, the Company's residential property, Lake Shore Dunes apartments, was sold and the $21.3 million mortgage note payable that was secured by the property was assumed by the new owner.

7.       INCOME TAXES

The components of income tax expense (benefit) for the period ended March 31, 2001 are as follows:

                                     THREE MONTHS ENDED
                                       MARCH 31, 2001
                                     ------------------
Current:
      Federal                             $  42
      State                                  10
Deferred:
      Federal                               266
      State                                  62
                                          -----
                                          $ 380
                                          =====


The actual tax expense differs from the statutory income tax expense for the period ended March 31, 2001 as follows:

                                     THREE MONTHS ENDED
                                       MARCH 31, 2001
                                     ------------------
Tax benefit at federal rate               $ 309
State tax benefit, net of federal
     benefit                                 71
                                          -----
                                          $ 380
                                          =====

In 2001, CRS, the Company's taxable subsidiary, generated a net operating loss ("NOL") of $132 for income tax purposes. This NOL is expected to be utilized in future periods.

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

At March 31, 2001, three of the properties owned by the Company were subject to purchase options held by certain tenants. The purchase options were exercisable at various intervals through 2006 for amounts that are greater than the net book value of the assets.

9.       EARNINGS PER COMMON SHARE

The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the three months ended March 31, 2001 and 2000.

                                                                   THREE MONTHS ENDED  MARCH 31,
                                                                  ------------------------------
                                                                      2001              2000
                                                                  -----------        -----------



                                                               (in thousands, except for share data)
Numerators:

Income before extraordinary item                                  $    15,647        $    11,871
   Dividends on preferred shares                                       (2,523)            (2,528)
                                                                  -----------        -----------
Income available to common shareholders before
   extraordinary items - for basic and diluted EPS                $    13,124        $     9,343
                                                                  ===========        ===========

Net income available to common shareholders - for
   basic and diluted EPS                                          $    11,508        $     9,343
                                                                  ===========        ===========

Denominators:

Weighted average common shares outstanding - for
   basic EPS                                                       22,393,915         20,685,376
   Effect of share options                                            617,086            297,221
                                                                 ------------        -----------
Weighted average common shares outstanding - for
   diluted EPS                                                     23,011,001         20,982,597
                                                                 ============         ==========


The assumed conversion of the convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the three months ended March 31, 2001 and 2000 would be anti-dilutive.

10.      PRO FORMA FINANCIAL INFORMATION

Due to the effect of securities offering in November, 2000 and 2001 and 2000 acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the three months ended March 31, 2001 and 2000 is presented as if the 2000 and 2001 acquisitions and dispositions, the 2000 securities offering, and the corresponding repayment of certain debt had all occurred on January 1, 2000 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at January 1, 2000, or to project results for any future period.

                                                                      THREE MONTHS ENDED MARCH 31,
                                                               --------------------------------------
                                                                   2001                       2000
                                                               -----------                 ----------
                                                          (in thousands, except for share and per share data)
Total revenues                                                 $    40,927                 $   35,076
Total expenses                                                      25,642                     22,001
                                                               -----------                 ----------
Net income                                                          15,285                     13,075
Provision for income tax                                               380
Preferred dividends                                                 (2,523)                    (2,528)
                                                               -----------                 ----------
Income before extraordinary items available
   to common shareholders                                      $    13,142                 $   10,547
                                                               ===========                 ==========



Per share income before extraordinary item available to common shareholders:

         Basic                                                 $      0.59                 $     0.48
         Diluted                                               $      0.57                 $     0.47
Weighted average common shares
         outstanding - basic                                    22,393,915                 22,185,376
Weighted average common shares
         outstanding - diluted                                  23,011,001                 22,482,597


11.      RECENT PRONOUNCEMENTS

In June, 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has no derivative positions as of March 31, 2001

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted SAB 101 in the fourth quarter of 2000 with no impact on the Company.

In March 2000, the FASB issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board Opinion No. 25. This interpretation clarifies:

o the definition of employee for purposes of applying Opinion 25, which deals with stock compensation issues;

o the criteria for determining whether a plan qualifies as a noncompensatory plan;

o the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

o the accounting for an exchange of stock compensation awards in a business combination.

o this interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 had no impact on the Company.

The Tax Relief Extension Act of 1999, or the REIT Modernization Act, which took effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distribution by a REIT to 90% of ordinary taxable income. The Company acquired 100% of the common stock of CRS and canceled its preferred stock on January 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Company's Form 10-K filed for the fiscal year ended December 31, 2000 and the unaudited financial statements presented with this Form 10-Q.

CONSOLIDATION OF CENTERPOINT REALTY SERVICES (CRS)

Effective January 1, 2001, the Company acquired 100% of the common stock of CRS at book value. In connection with the acquisition, the CRS preferred stock owned by the Company was cancelled. For the year ended December 31, 2001 and thereafter, the operations of CRS will be fully consolidated with the Company. In January 2001, the Company elected for CRS to be treated as a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000.

REVENUES

Total revenues increased by $2.6 million or 6.7% over the same period last year.

In the first quarter of 2001, 98.5% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

Operating and investment revenues, which includes minimum rents, straight-line rents, expense reimbursements and mortgage interest income, increased by $3.5 million in the first quarter of 2001. A portion of the increase from the prior year is due to income from five acquired properties in the first three months of 2001, totaling 0.8 million square feet, net of two Company-owned property dispositions as of March 31, 2001. The remainder of the increase was attributable to a full period of income from the 2000 acquisitions and completion of development of 22 properties, totaling 4.0 million square feet, net of 37 property dispositions.

Other revenues, consisting of real estate fee income and equity in net income of affiliates, decreased $0.9 million partly due to the consolidation of CRS.

OPERATING AND NONOPERATING EXPENSES

Real estate tax expense and property operating and leasing expense increased by $0.9 million from period to period. The majority of the increase, $0.8 million, resulted from increased common area snow removal and utilities on properties, due to large snow falls and increased utility costs. Also, a portion of the increase was due to full consolidation of CRS costs. When comparing the first quarter of 2001 to the first quarter of 2000, property operating and leasing costs as a percentage of total revenues increased from 13.3% to 14.5% due to increases described above and the growth of the Company's operating team and operating activity on 2001 and 2000 acquisitions and developments.

General and administrative expenses increased when comparing periods. As a percentage of total revenues, general and administrative expenses increased from 3.1% to 3.6% when comparing the first quarter of 2000 to the first quarter of 2001 due mainly to the full consolidation of CRS costs.

Depreciation and amortization increased by $1.8 million due to a full period of depreciation on 2000 acquisitions and partial period depreciation on 2001 acquisitions.

Interest incurred increased by approximately $0.8 million over the same period last year due to higher average balances outstanding in the first quarter of 2001 compared to 2000.

Gains on the sale of real estate increased in the first quarter of 2001 due to the sale of two properties at a higher margin than the two sold in the first quarter of 2000. Also, the Company recognized $3.9 million of gain upon the elimination of remaining risks relating to a property sale in 2000.

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS AND OTHER MEASURES OF OPERATIONS

Net income available to common shareholders increased $2.2 million or 23.2% due to an increase in gains that resulted from capital recycling activities.

Funds from operations (FFO) increased 21.5% from $17.2 million to $20.9 million when comparing the first quarter of 2000 to the first quarter of 2001. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. CenterPoint calculates FFO as net income to common shareholders, plus real estate depreciation and non-financing amortization, inclusive of results from merchant activities of the Company and its unconsolidated joint ventures, which includes fee income, and cash gains and losses on disposition of stabilized Company assets (measured as the sale price, net of selling costs, less book value after adding back accumulated depreciation). The Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business strategy. FFO does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

When comparing the first quarter results of operations of properties owned at January 1, 2000 with the results of operations of the same properties for the first quarter 2001 (the "same store" portfolio), the Company recognized an increase of approximately 1.4% in net operating income adjusted for certain non-cash transactions. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the first quarter of 2001 was 87.4% compared with 86.1% for the same period last year, increasing due mainly to transitional vacancy in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTMENT CASH FLOW

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital raises, have been used to fund, on a long term basis, acquisitions and other capital costs. In the first three months of 2001, cash flow from operations provided negative cash flow, which was largely caused by the ($20.1 million) net change in accounts payable and accrued expenses. This large change was caused by the payment of interest expense accrued at year end on senior debt issuances, year 2000 bonus payments in early 2001, and a cash overdraft at the end of 2000, which was classified as accounts payable at December 31, 2000. Although these unusual items did not provide enough working capital to fund first quarter 2001 distributions, the Company's ongoing cash flow should be sufficient to fund all distributions and a portion of future investment activities.

For the first three months of 2001, the Company's investment activities include acquisitions of $19.5 million, advances for construction in progress of $18.1 million, and improvements and additions to properties of $0.8 million. These activities were funded with dispositions of real estate of $6.9 million, advances on the company's line of credit and a portion of the Company's retained capital. Advances on the Company's line of credit also funded advances to affiliate of $2.1 million for acquisitions and construction in progress at the subsidiary level.

EQUITY AND SHARE ACTIVITY

During the first three months of 2001, the Company paid distributions on common shares of $11.8 million or $0.5250 per share. Also, in 2001, the Company paid dividends on Series A Preferred Shares of $1.6 million or $0.53 per share and $0.9 million for dividends on Series B Convertible Preferred Shares or $0.9375 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured line of credit.

DEBT CAPACITY

The Company has a $350 million unsecured credit facility led by Bank One. As of May 11, 2001, the Company had outstanding borrowings of approximately $144.5 million under the Company's unsecured line of credit (approximately 8.2% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $205.5 million under its unsecured line of credit. The Company also has available a $50 million secured credit facility, led by LaSalle national Bank with $0 outstanding as of May 11, 2001

At March 31, 2001, the Company's debt constituted approximately 32.6% of its fully diluted total market capitalization. Also, the Company's debt service coverage ratio remained high at 4.2 to 1, and the Company's fixed charge coverage ratio was 3.2 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $1.1 billion, and its fully diluted total market capitalization was approximately $1.7 billion.

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

RECENT PRONOUNCEMENTS

In June 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for financial statements for fiscal years beginning after June 15, 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has no derivative positions as of March 31, 2001.

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

In March 2000, the FASB issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board Opinion No. 25. This interpretation clarifies:

o the definition of employee for purposes of applying Opinion 25, which deals with stock compensation issues;

o the criteria for determining whether a plan qualifies as a noncompensatory plan;

o the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

o the accounting for an exchange of stock compensation awards in a business combination.

o this interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 had no impact on the Company.

The Tax Relief Extension Act of 1999, or the REIT Modernization Act, which took effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distribution by a REIT to 90% of ordinary taxable income. The Company acquired 100% of the common stock of CRS and canceled its preferred stock on January 1, 2001.

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

At March 31, 2001, $157.6 million or 27.7% of the Company's debt was variable rate debt and $412.2 million or 72.3% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of March 31, 2001, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.8 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would effect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

The Company is subject to other non-quantifiable market risks due to the nature of its business. The business of owning and investing in real estate is highly competitive. Sever factors may adversely affect the economic performance and value or our properties and the Company. These factors include:

o Adverse changes in general or local economic conditions affecting real estate values, rental rates, interest rates, real estate tax rates and other operating expenses.

o        Competitive overbuilding.

o        Our inability to keep high levels of occupancy in our properties.

o        Tenant defaults.

o Unfavorable changes in governmental rules and fiscal policies (including rent control legislation).

o        Our ability to sell properties.

o        Acts of God and other factors that are beyond our control.

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit
         Number              Description
         -------             -----------
          10.1       Stock Grant Agreement between the Company and John S. Gates, Jr.

          10.2       Stock Grant Agreement between the Company and Michael M. Mullen.

          10.3       Stock Grant Agreement between the Company and Paul S. Fisher.

          10.4       Stock Grant Agreement between the Company and Paul T. Ahern.

          10.5       Stock Grant Agreement between the Company and Rockford O. Kottka.

          10.6       Stock Option Agreement between the Company and John S. Gates, Jr.

          10.7       Stock Option Agreement between the Company and Michael M. Mullen.

          10.8       Stock Option Agreement between the Company and Paul S. Fisher.

          10.9       Stock Option Agreement between the Company and Rockford O. Kottka.

          (b)        Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CENTERPOINT PROPERTIES TRUST
                                   a Maryland Company

                                   By: /s/ PAUL S. FISHER
                                      ----------------------------------------
                                       Paul S. Fisher
                                       Executive Vice President and
                                       Chief Financial Officer
May 14, 2001                           (Principal Accounting Officer)