Form 10-K/A
period 2000-12-31
CENTERPOINT PROPERTIES TRUST
filed 2001-06-21
CIK 912893

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

            For the transition period from                to

            Commission file number 1-12630

            CENTERPOINT PROPERTIES TRUST
            (Exact Name of Registrant as Specified in its Charter)

Maryland	36-3910279
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1808 Swift Drive, Oak Brook, Illinois	60523-
(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code: (630) 586-8000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $.001	New York Stock Exchange
8.48% Series A Preferred Shares, par value $.001	New York Stock Exchange
7.5% Series B Convertible Preferred Shares, par value $.001	New York Stock Exchange
Preferred Share Purchase Rights, with respect to common shares, par $.001	New York Stock Exchange

            Securities registered pursuant to Section 12(g) of the Act

            None

            (Title of Class)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

               As of March 12, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,030,838,415 (based on 21,849,055 shares held by non-affiliates and computed by reference to the reported closing price).

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this report:

  Schedule III—Real Estate and Accumulated Depreciation

    SCHEDULE III

    CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

    REAL ESTATE AND ACCUMULATED DEPRECIATION

    As of December 31, 2000

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances (e)		Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
Warehouse/Industrial Properties:
425 W. 151st Street East Chicago, IN			$252	$1,805	$33	$5,304	$1,155	$285	$8,264	$8,549	$(3,502)	1913/1988-1990	1987	(f	)
201 Mississippi Street Gary, IN	$50,000(g	)	807	9,948	278	22,656		1,085	32,604	33,689	(12,134)	1946/1985-1988	1985	(f	)
1201 Lunt Avenue Elk Grove Village, IL	(g	)	57	146	1	7		58	153	211	(35)	1971	1993	(f	)
620 Butterfield Road Mundelein, IL			335	1,974	61	371		396	2,345	2,741	(456)	1990	1993	(f	)
1319 Marquette Drive Romeoville, IL	(g	)	948	2,530	0	113		948	2,643	3,591	(577)	1990-1991	1993	(f	)
900 E. 103rd Street Chicago, IL			2,226	10,693	0	8,364		2,226	19,057	21,283	(3,462)	1910	1993	(f	)
1520 Pratt Avenue Elk Grove Village, IL	(g	)	498	1,558	0	11		498	1,569	2,067	(350)	1968	1993	(f	)
1850 Greenleaf Elk Grove Village, IL			509	1,386	0	356		509	1,742	2,251	(340)	1965	1993	(f	)
2743 Armstrong Court Des Plaines, IL			1,320	2,679	0	282		1,320	2,961	4,281	(641)	1989-1990	1993	(f	)
5990 Touhy Avenue Niles, IL			2,047	8,509	0	1,445		2,047	9,954	12,001	(2,121)	1957	1993	(f	)
2339 Ernie Krueger Court Waukegan, IL			158	1,819	0	10		158	1,829	1,987	(409)	1990	1993	(f	)
1400 Busse Road Elk Grove Village, IL			439	5,719	0	306		439	6,025	6,464	(1,561)	1987	1993	(f	)
1250 Carolina Drive West Chicago, IL			583	3,836	0	266		583	4,102	4,685	(902)	1989-1990	1993	(f	)
5619 W. 115th Street Alsip, IL	(g	)	2,267	12,169	0	1,864		2,267	14,033	16,300	(3,071)	1974	1993	(f	)
825 Tollgate Road Elgin, IL	(g	)	712	3,584	0	112		712	3,696	4,408	(815)	1989-1991	1993	(f	)
720 Frontenac Naperville, IL			1,014	4,055	22	203		1,036	4,258	5,294	(938)	1991	1993	(f	)
820 Frontenac Naperville, IL			906	3,626	0	181		906	3,807	4,713	(832)	1988	1993	(f	)
1120 Frontenac Naperville, IL			791	3,164	23	743		814	3,907	4,721	(849)	1980	1993	(f	)
1510 Frontenac Naperville, IL			621	2,485	16	95		637	2,580	3,217	(571)	1986	1993	(f	)
1020 Frontenac Naperville, IL			591	2,363	11	446		602	2,809	3,411	(577)	1980	1993	(f	)
1560 Frontenac Naperville, IL			508	2,034	12	178		520	2,212	2,732	(472)	1987	1993	(f	)
920 Frontenac Naperville, IL			717	2,367	0	576		717	2,943	3,660	(608)	1987	1993	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances (e)		Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
1 Wildlife Way Long Grove, IL			530	2,122	0	137		530	2,259	2,789	(474)	1994	1994	(f	)
900 W. University Drive Arlington Heights, IL	(g	)	817	3,268	17	96		834	3,364	4,198	(693)	1974	1994	(f	)
745 Birginal Drive Bensenville, IL			601	2,406	1	497		602	2,903	3,505	(550)	1974	1994	(f	)
21399 Torrence Avenue Sauk Village, IL			1,550	6,199	565	707		2,115	6,906	9,021	(1,397)	1987	1994	(f	)
2600 N. Elmhurst Road Elk Grove Village, IL.			842	3,366	1	46		843	3,412	4,255	(626)	1995	1995	(f	)
8901 W. 102nd Street Pleasant Prarie, WI	(g	)	900	3,608	0	51		900	3,659	4,559	(717)	1990	1994	(f	)
8200 100th Street Pleasant Prarie, WI	(g	)	1,220	4,890	0	37		1,220	4,927	6,147	(971)	1990	1994	(f	)
825-845 Hawthorne West Chicago, IL			721	2,884	23	1,094		744	3,978	4,722	(612)	1974	1995	(f	)
1700 Butterfield Road Mundelein, IL			342	1,371	0	150		342	1,521	1,863	(265)	1976	1995	(f	)
10601 Seymour Avenue Franklin Park, IL			2,020	8,081	184	13,271		2,204	21,352	23,556	(2,390)	1963/1965	1995	(f	)
11701 South Central Alsip, IL			1,241	4,964	22	1,432		1,263	6,396	7,659	(962)	1972	1995	(f	)
11601 South Central Alsip, IL			1,071	4,285	53	1,347		1,124	5,632	6,756	(820)	1971	1995	(f	)
850 Arthur Avenue Elk Grove Village, IL			270	1,081	2	332		272	1,413	1,685	(224)	1972/1973	1995	(f	)
1827 North Bendix Drive South Bend, IN	(g	)	1,010	4,040	24	185		1,034	4,225	5,259	(676)	1964/1990	1995	(f	)
4400 S. Kolmar Chicago, IL	(g	)	603	2,412	9	215		612	2,627	3,239	(410)	1964	1995	(f	)
6600 River Road Hodgkins, IL			2,640	10,562	47	805		2,687	11,367	14,054	(1,653)	Unknown	1996	(f	)
7501 N. 81st Street Milwaukee, WI			1,018	4,073	19	83		1,037	4,156	5,193	(609)	1987	1996	(f	)
1100 Chase Avenue Elk Grove Village, IL	(g	)	248	993	7	246		255	1,239	1,494	(187)	1969	1996	(f	)
2553 N. Edgington Franklin Park, IL			1,870	7,481	67	1,902		1,937	9,383	11,320	(1,229)	1967/1989	1996	(f	)
875 Fargo Avenue Elk Grove Village, IL			572	2,284	14	1,078		586	3,362	3,948	(447)	1979	1996	(f	)
1800 Bruning Drive Itasca, IL			1,999	7,995	27	213		2,026	8,208	10,234	(1,168)	1975/1978	1996	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances (e)		Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
1501 Pratt Elk Grove Village, IL			1,047	4,189	72	553		1,119	4,742	5,861	(670)	1973	1996	(f	)
400 N. Wolf Road Northlake, IL			4,504	18,017	(996)	9,567		3,508	27,584	31,092	(3,511)	1956/1965	1996	(f	)
16400 W. 103rd Street Lemont, IL			446	1,748	21	304		467	2,052	2,519	(259)	1983	1996	(f	)
425 S. 37th Avenue St. Charles, IL			644	2,575	7	260		651	2,835	3,486	(375)	1976	1996	(f	)
Lot 51-Naperville Business Center Naperville, IL			210	0	0	16		210	16	226	(2)	1996	1996	(f	)
3145 Central Avenue Waukeegan, IL			1,270	5,080	20	1,797		1,290	6,877	8,167	(838)	1960	1997	(f	)
2003-2207 South 114th Street West Allis, WI			942	3,770	7	224		949	3,994	4,943	(457)	1965/1966	1997	(f	)
2801 S. Busse Road Elk Grove Village, IL	(g	)	1,875	7,556	12	589	107	1,887	8,252	10,139	(978)	1997	1997	(f	)
6464 West 51st Street Forest View, IL			934	3,734	4	299		938	4,033	4,971	(460)	1973	1997	(f	)
6500 West 51st Street Forest View, IL			805	3,221	4	106		809	3,327	4,136	(382)	1974	1997	(f	)
7447 South Central Avenue Bedford Park, IL	(g	)	437	1,748	8	118		445	1,866	2,311	(210)	1980	1997	(f	)
7525 S. Sayre Avenue Bedford Park, IL			587	2,345	5	629		592	2,974	3,566	(302)	1980	1997	(f	)
1 Allsteel Drive Aurora, IL			2,458	9,832	(252)	8,059		2,206	17,891	20,097	(1,929)	1957-1967	1997	(f	)
2525 Busse Highway Elk Grove Village, IL			5,400	12,601	(727)	8,830		4,673	21,431	26,104	(2,065)	1975	1997	(f	)
106th and Buffalo Avenue Chicago, IL			248	992	9	631		257	1,623	1,880	(227)	1971	1997	(f	)
7400 South Narragansett Bedford Park,IL			743	2,972	10	347		753	3,319	4,072	(337)	1977	1997	(f	)
2701 S. Busse Road Elk Grove Village, IL	(g	)	1,875	5,667	4	1,333	255	1,879	7,255	9,134	(701)	1997	1997	(f	)
East Avenue and 55th Street McCook, IL			1,190	4,761	57	4,651		1,247	9,412	10,659	(757)	1979	1997	(f	)
6757 S. Sayre Bedford Park, IL			1,236	4,945	7	160		1,243	5,105	6,348	(519)	1975	1997	(f	)
1951 Landmeir Road Elk Grove Village, IL			280	1,120	12	51		292	1,171	1,463	(120)	1967	1997	(f	)
1355 Enterprise Drive Romeoville, IL			580	2,320	8	518		588	2,838	3,426	(291)	1980/1986	1997	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances (e)		Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
5700 West Touhy Avenue Niles, IL			8,749	27,762	98	22,119	1,466	8,847	51,347	60,194	(125)	2000	1997	(f	)
110-190 Old Higgins Road Des Plaines, IL			1,862	7,447	12	1,636		1,874	9,083	10,957	(773)	1980	1997	(f	)
1475 S. 101st Street West Allis, WI			331	1,323	1	85		332	1,408	1,740	(131)	1968/1988	1997	(f	)
1333 Grandview Drive Yorkville, WI			1,516	6,062	5	21		1,521	6,083	7,604	(579)	1994	1997	(f	)
2301 Route 30 Plainfield, IL			1,217	4,868	69	2,544		1,286	7,412	8,698	(613)	1972/1984	1997	(f	)
1796 Sherwin Avenue Des Plaines, IL	(g	)	944	3,778	12	1,040		956	4,818	5,774	(474)	1964	1997	(f	)
2727 W. Diehl Road Naperville, IL			3,071	14,232	5	397		3,076	14,629	17,705	(1,390)	1997	1997	(f	)
O'hare Express Center—A2 Elk GroveVillage, IL			1,097	7,060	0	300	110	1,097	7,470	8,567	(838)	1997	1997	(f	)
O'hare Express Center—B1 Elk GroveVillage, IL			1,682	10,500	0	1,080	96	1,682	11,676	13,358	(1,315)	1997	1997	(f	)
O'hare Express—B2 Elk Grove Village, IL			1,618	6,287	0	5,182	328	1,618	11,797	13,415	(786)	1999	1999	(f	)
O'hare Express—C Elk Grove Village, IL			2,603	12,117	0	0	50	2,603	12,167	14,770	(382)	2000	1999	(f	)
2021 Lunt Avenue Elk Grove, IL			464	1,855	8	156		472	2,011	2,483	(183)	1972	1998	(f	)
2121 Touhy Avenue Elk Grove, IL			918	3,672	12	179		930	3,851	4,781	(353)	1962	1998	(f	)
200 Champion Dr. North Lake, IL			467	5,645	0	0	87	467	5,732	6,199	(551)	1998	1998	(f	)
2001 S. Mt. Prospect Road Des Plaines, IL			980	4,223	1	812		981	5,035	6,016	(378)	1980	1998	(f	)
745 Dillon Drive Wood Dale, IL			645	2,820	0	18		645	2,838	3,483	(216)	1985/1986	1998	(f	)
1030 Fabyan Parkway Batavia, IL			1,206	5,144	0	0		1,206	5,144	6,350	(423)	1978	1998	(f	)
4700 Ironwood Drive Franklin, WI			419	3,415	11	53		430	3,468	3,898	(291)	1998	1998	(f	)
2601 Bond Street University Park, IL			380	1,527	8	25		388	1,552	1,940	(127)	1975	1998	(f	)
201 Oakton Des Plaines, IL	(g	)	838	3,351	8	1,727		846	5,078	5,924	(369)	1984	1998	(f	)
3601 Runge Avenue Franklin Park, IL			541	2,180	3	107		544	2,287	2,831	(178)	1962	1998	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances (e)		Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
3400 N. Powell Franklin Park, IL	(g	)	812	3,277	3	41		815	3,318	4,133	(263)	1961	1998	(f	)
11440 West Addison Franklin Park, IL			540	2,200	3	147		543	2,347	2,890	(183)	1961	1998	(f	)
3434 N. Powell Franklin Park, IL			429	1,723	3	149		432	1,872	2,304	(143)	1960	1998	(f	)
7633 S. Sayre Bedford Park			167	700	4	35		171	735	906	(58)	1968/1969	1998	(f	)
1999 N. Ruby Franklin Park, IL			402	1,615	3	280		405	1,895	2,300	(139)	1962	1998	(f	)
11550 W. King Drive Franklin Park, IL			320	1,303	3	93		323	1,396	1,719	(108)	1963	1998	(f	)
7201 S. Leamington Bedford Park, IL			340	1,697	(4)	10		336	1,707	2,043	(135)	1958	1998	(f	)
1575 Executive Drive Elgin, IL			240	964	3	33		243	997	1,240	(79)	1980	1998	(f	)
7200 S. Mason Bedford Park, IL			1,037	4,286	3	65		1,040	4,351	5,391	(344)	1974	1998	(f	)
6000 W. 73rd Bedford Park, IL			794	3,190	16	107		810	3,297	4,107	(258)	1974	1998	(f	)
28160 N. Keith Lake Forest, IL			616	2,496	3	52		619	2,548	3,167	(201)	1989	1998	(f	)
28618 N. Ballard Lake Forest, IL			469	1,943	3	40		472	1,983	2,455	(157)	1984	1998	(f	)
11400 W. Melrose Street Franklin Park, IL			168	43	3	11		171	54	225	(22)		1998	(f	)
11801 S. Central Alsip, IL	4,120		1,592	6,367	2	332		1,594	6,699	8,293	(500)	1985	1998	(f	)
1808 Swift Dr. Oak Brook, IL			475	2,620	675	11,085		1,150	13,705	14,855	(903)	1998	Var.	(f	)
5611 W. Mill Road Milwaukee, WI			218	925	0	23		218	948	1,166	(57)	1960	1998	(f	)
9550 W. 55th St. McCook, IL			486	7,579	0	55		486	7,634	8,120	(409)	1999	1999	(f	)
100 W. Whitehall Northlake, IL			578	7,791	0	139	185	578	8,115	8,693	(438)	1999	1999	(f	)
101 45th Street Munster, IN			1,925	7,700	1	64		1,926	7,764	9,690	(453)	1991	1999	(f	)
245 E. North Ave. Carol Stream, IL			1,668	6,672	3	34		1,671	6,706	8,377	(354)	1967	1999	(f	)
250 W. 63rd St. Westmont, IL			188	751	0	24		188	775	963	(41)	1967	1999	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
22 W. 760 Poss St. Glen Ellyn, IL		286	1,145	0	26		286	1,171	1,457	(62)	1964	1999	(f	)
9714 S. Route 59 Naperville, IL		379	1,517	0	32		379	1,549	1,928	(82)	1988	1999	(f	)
1000 Swanson Dr. Batavia, IL		211	846	0	19		211	865	1,076	(46)	1990	1999	(f	)
425 N. Villa Ave. Villa Park, IL		325	1,300	0	25		325	1,325	1,650	(70)	1996	1999	(f	)
6110 East Ave. Hodgkins, IL		174	696	0	33		174	729	903	(38)	1979	1999	(f	)
16951 State Street South Holland, IL		397	1,589	0	46		397	1,635	2,032	(86)	1983	1999	(f	)
1207 S. Greenwood Maywood, IL		10	40	0	23		10	63	73	(3)	1995	1999	(f	)
1336 W. Monee Rd. Crete, IL		28	112	0	27		28	139	167	(7)	1974	1999	(f	)
10047 Virginia Ave. Chicago Ridge, IL		240	960	0	12		240	972	1,212	(51)	1994	1999	(f	)
2440 Pratt Ave. Elk Grove Village, IL		1,063	4,251	3	430		1,066	4,681	5,747	(240)	1982	1999	(f	)
1555 North Basswood Schaumburg, IL		171	686	0	11		171	697	868	(37)	1984	1999	(f	)
1140 W. Thorndale Itasca, IL		374	1,497	1	107		375	1,604	1,979	(82)	1984	1999	(f	)
1020-50 W. Thorndale Itasca, IL		396	1,585	1	141		397	1,726	2,123	(85)	1983	1999	(f	)
1705-1775 Hubbard Ave. Batavia, IL		234	936	0	63		234	999	1,233	(54)	1985	1999	(f	)
900 Paramount Parkway Batavia, IL		250	1,001	2	18		252	1,019	1,271	(54)	1986	1999	(f	)
918 Paramount Parkway Batavia, IL		70	279	0	37		70	316	386	(16)	1987	1999	(f	)
902 Paramount Batavia, IL		99	394	0	34		99	428	527	(23)	1987	1999	(f	)
950 Paramount Parkway Batavia, IL		120	482	0	20		120	502	622	(27)	1987	1999	(f	)
934 Paramount Parkway Batavia, IL		82	326	0	18		82	344	426	(18)	1987	1999	(f	)
1324-40 Paramount Parkway Wood Dale, IL		210	841	0	19		210	860	1,070	(45)	1992	1999	(f	)
1243-53 Naperville, Dr. Romeoville, IL		526	2,102	0	20		526	2,122	2,648	(112)	1994	1999	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
1200 Independence Blvd. Romeoville, IL		342	1,367	0	15		342	1,382	1,724	(73)	1983	1999	(f	)
1277 Naperville Dr. Romeoville, IL		246	983	0	18		246	1,001	1,247	(53)	1992	1999	(f	)
1265 Naperville Dr. Romeoville, IL		571	2,285	1	109		572	2,394	2,966	(122)	1996	1999	(f	)
1287 Naperville Dr. Romeoville, IL		440	1,760	0	18		440	1,778	2,218	(94)	1997	1999	(f	)
737 Fargo Ave. Elk Grove Village, IL		460	1,841	12	85		472	1,926	2,398	(91)	1975	1999	(f	)
3511 W. Greentree Rd. Milwaukee, WI		540	2,160	0	225		540	2,385	2,925	(118)	1969-1971	1999	(f	)
951 Fargo Ave. Elk Grove Village, IL		954	2,470	0	1,559		954	4,029	4,983	(159)	1973	1999	(f	)
6736 W. Washington West Allis, WI		814	3,585	3	101		817	3,686	4,503	(204)	1998	1999	(f	)
301 E. Vienna Milwaukee, WI		1,005	4,022	22	(5)		1,027	4,017	5,044	(189)	1999	1999	(f	)
3602 N. Kennicott Arlington Heights, IL		515	3,735	11	37		526	3,772	4,298	(149)	1999	1999	(f	)
317 W. Lake St. Northlake, IL		2,735	10,940	0	910		2,735	11,850	14,585	(485)	1972	1999	(f	)
1500 W. Thorndale Ave. Itasca, IL		328	1,312	0	81		328	1,393	1,721	(41)	1991	1999	(f	)
10801 W. Irving Park Rd Chicago, IL		0	7,553	0	0	159	0	7,712	7,712	(317)	1999	1999	(f	)
3450 W. Touhy Skokie, IL		970	3,881	0	143		970	4,024	4,994	(147)	1972	1999	(f	)
11100 W. Silver Spring Rd. Milwaukee, WI		986	3,945	0	47		986	3,992	4,978	(140)	1968	1999	(f	)
7525 West Industrial Dr. Forest Park, IL		260	1,040	0	57		260	1,097	1,357	(37)	1974	1999	(f	)
875 Diggins St. Harvard, IL		788	3,154	41	506		829	3,660	4,489	(114)	1952	1999	(f	)
3400 West Pratt Lincolnwood, IL		1,638	6,554	22	3,267		1,660	9,821	11,481	(260)	1955	1999	(f	)
5200 Proviso Drive Melrose Park, IL		52	208	0	234		52	442	494	(13)	1982	2000	(f	)
5000 Proviso Drive Melrose Park, IL		2,809	11,236	0	739		2,809	11,975	14,784	(384)	1982	2000	(f	)
4700 Proviso Drive Melrose Park, IL		3,168	12,673	0	265		3,168	12,938	16,106	(408)	1982	2000	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
10700 Waveland Avenue Franklin Park, IL		686	2,746	0	32		686	2,778	3,464	(81)	1973	2000	(f	)
5700 McDermott Berkeley, IL	836	270	1,080	0	530		270	1,610	1,880	(79)	1967	2000	(f	)
7000 Monroe St Willowbrook, IL		1,153	3,013	0	0		1,153	3,013	4,166	(81)	1999	2000	(f	)
16750 South Vincennes South Holland, IL	4,135	1,178	4,710	0	276		1,178	4,986	6,164	(126)	1970	2000	(f	)
9700 S. Harlem Ave Bridgeview, IL		576	2,304	0	56		576	2,360	2,936	(62)	1969	2000	(f	)
1810-1850 Northwestern Ave Gurnee, IL		822	3,289	0	42		822	3,331	4,153	(88)	1977	2000	(f	)
3841 Swanson Court Gurnee, IL		623	2,493	0	55		623	2,548	3,171	(67)	1978	2000	(f	)
6600 Industrial Drive Milwaukee, WI		500	2,000	0	215		500	2,215	2,715	(50)	1973	2000	(f	)
1221 Grandview Parkway Yorkville, WI		660	2,641	0	12		660	2,653	3,313	(49)	2000	2000	(f	)
8877 Union Center Road West Chester, OH		5,579	37,577	0	42		5,579	37,619	43,198	(1,792)	1999	2000	(f	)
500 Wall Street Glendale Heights, IL		1,610	6,440	0	148		1,610	6,588	8,198	(121)	1989	2000	(f	)
44-80 Old Higgins Road Des Plaines, IL		303	1,213	0	33		303	1,246	1,549	(23)	1981	2000	(f	)
1000 Knell Drive Montgomery, IL		280	6,643	0	414		280	7,057	7,337	(110)	2000	2000	(f	)
155 - 175 Armstrong Court Des Plaines, IL		174	696	0	20		174	716	890	(6)	1975	2000	(f	)
115 W. Lake Street Glendale Heights, IL		667	2,552	0	856		667	3,408	4,075	(22)	1999	2000	(f	)
1001 Busse Road Elk Grove Village, IL		1,600	6,401	0	82		1,600	6,483	8,083	(34)	1963	2000	(f	)
600 W. Irving Park Road Bensenville, IL 60106		163	652	0	144		163	796	959	(4)	1982	2000	(f	)
145 Tower Road Burr Ridge, IL		463	1,851	0	5		463	1,856	2,319	(5)	1968	2000	(f	)
Construction In Progress:
5480 W. 70th Bedford Park, IL		475	4	0	(4)		475		475	0
521 E. North Ave Glendale Heights, IL		4,671		69	0		4,740		4,740	0
Joliet Arsenal Joliet, IL			24,418	0	32,016	1,197		57,631	57,631	0

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
Retail Properties:
100 Old McHenry Road Wheeling, IL		482	2,152	0	55		482	2,207	2,689	(567)	1989-1990	1993	(f	)
351 N. Rohlwing Road Itasca, IL		81	464	1	0		82	464	546	(104)	1989	1993	(f	)
4-48 Barrington Road Streamwood, IL		573	2,297	(62)	144		511	2,441	2,952	(555)	1989	1994	(f	)
Offices of the Management Company Chicago, IL		675	15,918	(526)	(5,812)	513	149	10,619	10,768	(6,681)			(f	)

Sub-totals	$59,091.00	$162,644	$719,960	$412	$196,087	$5,709	$163,056	$921,756	$1,084,812	$(98,956)

Assets Held for Sale
440 North Lake Street Miller, IN	17,356	711	3,086	101	19,463	3,980	812	26,529	27,341	(10,064)	1971/1990-1993	1990	(f	)
Totals	$76,447	$163,355	$723,046	$513	$215,550	$9,689	$163,868	$948,285	$1,112,153	$(109,020)

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

(d)
Reconciliation of real estate and accumulated depreciation, including assets held for development:

Reconciliation of Real Estate

	Year Ended December 31,
	2000	1999	1998
Balance at the beginning of year	$971,897	$768,857	$662,275
Additions	207,184	256,264	143,342
Dispositions	(94,269)	(53,224)	(36,760)

Balance at close of year	$1,084,812	$971,897	$768,857

Reconciliation of Accumulated Depreciation and Amortization

	Year Ended December 31,
	2000	1999	1998
Balance at beginning of year	$85,408	$62,257	$44,352
Depreciation and amortization	30,529	25,485	20,151
Dispositions	(6,917)	(2,334)	(2,246)

Balance at close of year	$109,020	$85,408	$62,257

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

CENTERPOINT PROPERTIES TRUST, a Maryland business trust
By:	/s/ PAUL S. FISHER Paul S. Fisher, Executive Vice President and Chief Financial Officer

13

QuickLinks

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES SCHEDULE III (Continued) (Dollars in thousands)
SIGNATURES