Form 10-Q
period 2001-06-30
CENTERPOINT PROPERTIES TRUST
filed 2001-08-14
CIK 912893

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of Common Shares of Beneficial Interest outstanding as of August 10, 2001: 22,686,806.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(UNAUDITED)

	June 30, 2001	December 31, 2000
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$176,997	$163,056
Buildings	783,921	729,103
Building improvements	115,446	109,821
Furniture, fixtures, and equipment	24,300	23,607
Construction in progress	119,069	59,225

	1,219,733	1,084,812
Less accumulated depreciation and amortization	(113,836)	(98,956)
Real estate held for sale, net of depreciation	1,937	17,277

Net investment in real estate	1,107,834	1,003,133
Cash and cash equivalents	1,511	1,060
Restricted cash and cash equivalents	5,141	27,429
Tenant accounts receivable, net	35,089	30,112
Mortgage notes receivable	11,663	3,927
Investment in and advances to affiliates	13,348	62,165
Prepaid expenses and other assets	4,864	8,136
Deferred expenses, net	16,312	19,273

	$1,195,762	$1,155,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable and other debt	$62,038	$81,444
Senior unsecured debt	350,000	350,000
Tax-exempt debt	44,100	44,100
Line of credit	121,000	72,200
Preferred dividends payable	1,060	1,060
Accounts payable	14,607	15,348
Accrued expenses	52,760	48,963
Rents received in advance and security deposits	8,892	7,734

	654,457	620,849

Commitments and contingencies
Shareholders' equity:
Series A preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding having a liquidation preference of $25 per share ($75,000)	3	3
Series B convertible preferred shares of beneficial interest, $.001 par value; 994,712 and 1,000,000 issued and outstanding, respectively, having a liquidation preference of $50 per share ($49,736 and $50,000, respectively)	1	1
Common shares of beneficial interest, $.001 par value, 47,727,273 shares authorized; 22,602,133 and 22,479,581 issued and outstanding, respectively	23	22
Additional paid-in-capital	584,391	573,430
Retained earnings (deficit)	(34,697)	(36,769)
Unearned compensation—restricted shares	(8,416)	(2,301)

Total shareholders' equity	541,305	534,386

	$1,195,762	$1,155,235

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share information)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue:
Minimum rents	$30,192	$27,498	$59,395	$54,422
Straight-line rents	1,187	869	2,483	2,157
Expense reimbursements	8,649	9,369	18,370	17,897
Mortgage interest income	195	242	315	309
Real estate fee income	358	1,615	840	3,110
Equity in net income of affiliates	157	(172)	308	(87)

Total revenue	40,738	39,421	81,711	77,808

Expenses:
Real estate taxes	8,728	9,113	17,060	17,338
Property operating and leasing	4,787	4,087	10,801	9,219
General and administrative	1,487	1,110	2,892	2,282
Depreciation and amortization	8,410	9,044	17,581	16,439
Interest expense:
Interest incurred, net	7,834	7,685	15,622	14,671
Amortization of deferred financing costs	608	492	1,209	1,007

Total expenses	31,854	31,531	65,165	60,956

Operating income	8,884	7,890	16,546	16,852
Other income:
Other income		29		36
Gain on sale of real estate	8,539	5,217	16,144	8,118

Net Income before income taxes and extraordinary item	17,423	13,136	32,690	25,006
Provision for income taxes	(720)	—	(341)	—

Net Income before extraordinary item	16,703	13,136	32,349	25,006
Extraordinary item, early extinguishment of debt	—	—	(1,616)	—

Net income	16,703	13,136	30,733	25,006
Preferred dividends	(2,523)	(2,528)	(5,045)	(5,055)

Net income available to common shareholders	$14,180	$10,608	$25,688	$19,951

Per share income before extraordinary item available to common shareholders:
Basic	$0.63	$0.51	$1.21	$0.96
Diluted	$0.61	$0.50	$1.18	$0.95
Per share net income available to common shareholders:
Basic	$0.63	$0.51	$1.14	$0.96
Diluted	$0.61	$0.50	$1.11	$0.95
Distributions per common share	$0.5250	$0.5025	$1.050	$1.005

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$30,733	$25,006
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item, early extinguishments of debt	1,616
Bad debts	336	200
Depreciation	16,355	15,140
Amortization of deferred financing costs	1,209	1,007
Other amortization	1,226	1,299
Straight-line rents	(2,483)	(2,157)
Incentive stock awards	663	230
Equity in net (income) loss of affiliates	(308)	87
Gain on disposal of real estate	(16,144)	(8,118)
Net changes in:
Tenant accounts receivable	(2,227)	(4,114)
Prepaid expenses and other assets	4,320	(854)
Rents received in advance and security deposits	1,382	1,653
Accounts payable and accrued expenses	(5,877)	4,793

Net cash provided by (used in) operating activities	30,801	34,172

Cash flows from investing activities:
Change in restricted cash and cash equivalents	21,564	9,880
Acquisition of real estate	(34,436)	(63,357)
Additions to construction in progress	(43,569)	(20,794)
Improvements and additions to properties	(11,769)	(13,416)
Proceeds from disposition of real estate	21,221	36,871
Change in deposits on acquisitions	492	4,207
Repayment of mortgage notes receivable	1,954	72
Acquisition of CRS, net of cash	151
Investment in and advances to affiliates	(4,206)	(13,389)
Receivables from affiliates and employees	84	(8)
Additions to deferred expenses	(1,709)	(3,527)

Net cash used in investing activities	(50,223)	(63,461)

Cash flows from financing activities:
Proceeds from sale of common shares	4,183	749
Proceeds from issuance of unsecured notes payable		150,000
Proceeds from line of credit	92,000	94,700
Repayment of mortgage notes payable	(316)	(336)
Repayment of line of credit	(47,333)	(193,400)
Distributions	(28,661)	(25,901)

Net cash provided by financing activities	19,873	25,812

Net change in cash and cash equivalents	451	(3,477)
Cash and cash equivalents, beginning of period	1,060	3,505

Cash and cash equivalents, end of period	$1,511	$28

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

1. Consolidation of CenterPoint Realty Services (CRS)

    Effective January 1, 2001, the Company acquired 100% of the common stock of CRS at book value. In connection with the acquisition, the CRS preferred stock owned by the Company was cancelled. For the year ending December 31, 2001 and thereafter, the operations of CRS will be consolidated with the Company. During 2001, CRS elected to be treated as a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999.

2. Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

    Under the terms of the Company's 2000 Omnibus Employee Retention and Incentive Plan (the Plan), employees were granted 147,400 restricted common shares of the Company on February 21, 2001. Shares were awarded in the name of each of the participants, who have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met. Unearned compensation was recorded at the date of award based on the market value of the shares. The unearned compensation is being amortized over the eight-year vesting period unless the restriction is sooner lifted.

    Under the terms of the Plan, options for 250,000 common shares were issued on March 8, 2001. The options were granted at $45.90 per shares and are exercisable per the plan. Also, on May 16, 2001, options for 30,000 common shares were issued at $46.51 per share to Company trustees and are exercisable per the Plan.

    Under the terms of the Company's 1995 Director Stock Plan, trustees were granted 1,720 restricted shares of the Company on May 16, 2001.

3. Investments in Real Estate

    In the first six months of 2001, the Company purchased eight properties from unrelated third parties for an aggregate cost of approximately $37.4 million. In addition, the Company disposed of five properties and one parcel of land for an aggregate sales price of approximately $53.4 million.

    As of June 30, 2001, the Company had two land parcels held for sale totaling 7.2 acres. These properties were not rented for the first half of 2000 or 2001. There can be no assurance that such properties held for sale will be sold.

4. Investment in and Advances to Affiliates

    As of January 1, 2001, the Company purchased all the remaining interest in CRS, which has made the election to be treated as a taxable REIT subsidiary.

    Since its inception in 1995, CRS and its subsidiaries have engaged in businesses and services which compliment the Company's business, including the purchase and sale of warehouse/industrial real estate, providing services to tenants of the Company, the development of real property and the management of properties owned by third parties. Income from these activities, received by REITs and their qualified REIT subsidiaries, is limited under current REIT tax regulations.

    Summarized financial information of CRS for 2000 is shown below. Certain items in the CRS financial statements have been reclassified to conform with 2001 presentation with no effect on net income.

Balance Sheet

December 31, 2000
(in thousands)
Assets:
Land	$10,560
Buildings	26,497
Construction in progress	22,665

59,722
Less accumulated depreciation	(702)
Real estate held for sale	918

59,938
Other assets	2,705
Investment in CenterPoint Venture, LLC	8,832
Mortgage notes receivable	3,322

$74,797

Liabilities:
Note payable to affiliate—CenterPoint Properties Trust	$60,514
Construction line of credit	4,133
Participation interest due CenterPoint Properties Trust	43
Other liabilities	8,559

73,249
Stockholders' equity	1,548

$74,797

Statement of Operations

Six Months Ended June 30, 2000
(in thousands)
Income:
Property sales	$18,268
Rental income	3,946
Equity in net loss of CenterPoint Venture, LLC	(107)
Other income	558

22,665
Operating expenses:
Cost of property sales	13,920
Participation interest	2,492
Other expenses	1,493
Depreciation and amortization	992
Interest	3,911

22,808
Provision for income taxes	56

Net loss	$(87)

    At June 30, 2001, CRS maintains a 25% investment in CenterPoint Venture, LLC (the Venture). In conjunction with the consolidation of CRS, the Company's investment in affiliate as of June 30, 2001 and equity in affiliate for the first six months of 2001 include the Venture. The Venture was formed on January 21, 2000 with CalEast Industrial Investors LLC, an investment vehicle between the California Public Employees Retirement System (CalPERS) and Jones Lang LaSalle.

    Summarized financial information for the CenterPoint Venture, LLC is shown below.

Balance Sheet

June 30, 2001
Assets
Net investment in real estate	$118,683
Other assets	4,098

Total assets	$122,781

Liabilities
Secured lines of credit	73,584
Other liabilities	3,630

Total liabilities	77,214
Members' equity	45,567

Total liabilities and members' equity	$122,781

Statement of Operations

Six months Ended June 30, 2001
Rental revenue	$6,449
Operating expenses
Property, operating and leasing	1,986
Depreciation and amortization	1,458
Interest	2,007

Total operating expenses	5,451
Operating income	998
Gain (loss) on disposal of assets	550

Net income (loss)	$1,548

    CenterPoint Venture, LLC owned 13 warehouse/industrial properties, totaling 2.9 million square feet (unaudited), as of June 30, 2001, which were 95% leased (unaudited). CenterPoint Venture, LLC also had two and one warehouse/industrial properties under construction as of June 30, 2001 and December 31, 2000, respectively.

    In 2000, CRS paid an additional $1.8 million in syndication fees relating to the Venture and is amortizing this on a straight-line basis over the life of the Venture, 7 years. Amortization of syndication fees of $64 is included in equity in net loss of affiliates on the Company's Consolidated Statement of Operations for the first six months of 2001. Unamortized syndication fees of $1,436 are included in investments in affiliates in the Company's Consolidated Balance Sheets as of June 30, 2001.

5. Supplemental Information to Statements of Cash Flows (in thousands)

    Supplemental disclosures of cash flow information for the six months ended June 30, 2001 and 2000:

	2001	2000
Interest paid, net of interest capitalized	$15,820	$3,332
Interest capitalized	3,283	498

    In conjunction with the acquisition of real estate, for the six months ended June 30, 2001 and 2000 the Company acquired the following asset and assumed the following liability amounts:

	2001	2000
Purchase of real estate	$(37,423)	$(70,371)
Mortgage notes payable	2,241	5,049
Liabilities, net of other assets	746	1,965

Acquisition of real estate	$(34,436)	$(63,357)

    In conjunction with the disposition of real estate, the following is a reconciliation of the real estate dispositions and proceeds received from sales for the six months ended June 30, 2001 and 2000:

	2001	2000
Disposal of real estate	$53,370	$44,059
Mortgage notes payable	(21,332)	—
Mortgage notes receivable	(6,367)	(7,200)
Liabilities, net of other assets	(4,450)	12

Proceeds from disposition of real estate	$21,221	$36,871

    In conjunction with the acquisition of the remaining interest in CRS, the Company acquired the following assets and assumed the following liabilities on January 1, 2001.

Investment in real estate	$(60,639)
Accumulated depreciation	702
Mortgage notes receivable	(3,322)
Investment in CenterPoint Venture, LLC	(8,832)
Construction line of credit	4,133
Notes payable to affiliate—CenterPoint Properties Trust	60,630
Investment in affiliate	1,533
Liabilities, net of other assets	5,946

Acquisition of CRS, net of cash	$151

    Certain items, including the investment in affiliate and note payable are eliminated upon consolidation in the Company's financial statements.

6. Mortgage Notes Payable and Other Debt

    On January 24, 2001, the Company's residential property, Lake Shore Dunes apartments, was sold and the $21.3 million mortgage note payable that was collateralized by the property was assumed by the new owner.

7. Income Taxes

    The components of income tax expense (benefit) for the period ended June 30, 2001 are as follows:

Six Months Ended June 30, 2001
Current:
Federal	$71
State	17
Deferred:
Federal	208
State	45

$341

    The actual tax expense differs from the statutory income tax expense for the period ended June 30, 2001 as follows:

Six Months Ended June 30, 2001
Tax benefit at federal rate	$279
State tax benefit, net of federal benefit	62

$341

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

    At June 30, 2001, three of the properties owned by the Company were subject to purchase options held by certain tenants. The purchase options were exercisable at various intervals through 2006 for amounts that are greater than the net book value of the assets.

9. Subsequent Event

    On July 30, 2001, the Company received notice that one of its major tenants, HALO Industries, Inc., sought protection under Chapter 11 of the Federal Bankruptcy Code (see HALO's July 30 release—NYSE:HMK). HALO currently occupies a 267,344-square-foot state-of-the-art office building located at 5800 West Touhy Avenue in Niles, Illinois, which was completed in October, 2000. As of June 30, 2001, the Company is owed approximately $0.6 million in rent from HALO, and as of July 30, the Company was owed $1.2 million. The Company anticipates collection of these amounts.

10. Earnings Per Common Share

    The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands, except for share data)
Numerators:
Income before extraordinary item	$16,703	$13,136	$32,349	$25,006
Dividends on preferred shares	(2,523)	(2,528)	(5,045)	(5,055)

Income available to common shareholders before extraordinary items—for basic and diluted EPS	$14,180	$10,608	$27,304	$19,951

Net income available to common shareholders—for basic and diluted EPS	$14,180	$10,608	$25,688	$19,951

Denominators:
Weighted average common shares outstanding—for basic EPS	22,564,309	20,759,055	22,479,581	20,722,217
Effect of share options	619,932	346,246	617,865	320,853

Weighted average common shares outstanding—for diluted EPS	23,184,241	21,105,301	23,097,446	21,043,070

    The assumed conversion of the convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the three and six months ended June 30, 2001 and 2000 would be anti-dilutive.

11. Pro Forma Financial Information

    Due to the effect of a securities offering in November, 2000 and acquisitions and dispositions of properties in 2001 and 2000, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the six months ended June 30, 2001 and 2000 is presented as if the 2000 and 2001 acquisitions and dispositions, the 2000 securities offering and the corresponding repayment of certain debt had all occurred on January 1, 2000 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at January 1, 2000, or to project results for any future period.

	Six Months Ended June 30,
	2001	2000
	(in thousands, except for share and per share data)
Total revenues	$81,026	$71,454
Total expenses	48,153	43,382

Net income	32,873	28,072
Provision for income tax	(341)
Preferred dividends	(5,045)	(5,055)

Income before extraordinary items available to common shareholders	$27,487	$23,017

Per share income before extraordinary item available to common shareholders:
Basic	$1.22	$1.04
Diluted	$1.19	$1.02
Weighted average common shares outstanding—basic	22,479,581	22,222,217
Weighted average common shares outstanding—diluted	23,097,349	22,543,070

12. Recent Pronouncements

    FAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of FASB Statement No. 125. This Statement replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company has no transactions that are affected by this Statement as of June 30, 2001.

    FAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133". FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company has no derivatives as of June 30, 2001.

    The Tax Relief Extension Act of 1999, or the REIT Modernization Act, which took effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distribution by a REIT to 90% of ordinary taxable income. The Company acquired 100% of the common stock of CRS and canceled its preferred stock on January 1, 2001 upon election by CRS, to be treated as a taxable REIT subsidiary.

    FAS No. 142 "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company has no transactions that would be affected by this statement as of June 30, 2001.

    FAS No. 141 "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.

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

Consolidation of CenterPoint Realty Services (CRS)

    Effective January 1, 2001, the Company acquired 100% of the common stock of CRS at book value. In connection with the acquisition, the CRS preferred stock owned by the Company was cancelled. For the year ending December 31, 2001 and thereafter, the operations of CRS will be consolidated with the Company. In January 2001, CRS elected to be treated as a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999.

Results of Operations

    Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30, 2000.

Revenues

    Total revenues increased by $1.3 million or 3.3% over the same period last year.

    In the second quarter of 2001, 98.7% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

    Operating and investment revenues increased by $2.2 million in the second quarter of 2001 when compared to the second quarter of 2000. A portion of the increase from the prior year is due to income from eight acquired properties in the first six months of 2001, totaling 1.4 million square feet, and the completion of one build-to-suit, net of five operating property dispositions as of June 30, 2001. The remainder of the increase was attributable to a full period of income from the 22 properties acquired or completed, in the case of developments, in 2000, totaling 4.0 million square feet, net of 37 property dispositions.

    The ratio of operating and investment revenues to total revenues was 96.3% in the second quarter of 2000. The 2001 increase in this ratio, which denotes the composition of total revenue, was caused by the consolidation of CRS as other revenues (real estate fee income and equity in net income of affiliates) have decreased $0.9 million. Also, other revenues decreased slightly as a percentage of total revenues. In 2000, the Company earned certain fees from merchant activities completed in CRS that are reflected in other income. Similar fees are consolidated in 2001 and reflected in gains on the sale of real estate.

Operating and Nonoperating Expenses

    Real estate tax expense and property operating and leasing expense increased by $0.3 million from period to period. More than the amount of the net increase, $0.7 million, resulted from increased common area maintenance and utilities on properties, due to increased utility costs. This was partially offset by lower real estate taxes due to the disposition of certain highly taxed properties in late 2000 and early 2001. A portion of the increase was also due to full consolidation of CRS costs. Operating costs for property management, investment and dispositions, accounting and information systems personnel are included in property operating and leasing costs, consistent with the Company's active portfolio management and investment focus. When comparing the second quarter of 2001 to the second quarter of 2000, property operating and leasing costs as a percentage of total revenues increased from 10.4% to 11.8% due to the growth of the Company and its operating team and operating activity on 2001 and 2000 acquisitions and developments.

    General and administrative expenses increased when comparing periods. Corporate administration, finance and investor relations are included in the Company's general and administrative expense. As a percentage of total revenues, general and administrative expenses increased from 2.8% to 3.7% when comparing the second quarter of 2000 to the second quarter of 2001 due mainly to the consolidation of CRS costs.

    Depreciation and amortization decreased by $0.6 million due to the reduction of depreciation from dispositions which was greater than the effect of a full period of depreciation on 2000 acquisitions and a partial period depreciation on 2001 acquisitions.

    Net interest incurred increased by approximately $0.1 million over the same period last year due to higher average balances outstanding in the second quarter of 2001 compared to 2000, offset by lower interest rates.

    Gains on the sale of real estate increased in the second quarter of 2001, compared to the second quarter of 2000, despite the lower volume of property sales, due in part to the consolidation of CRS in 2001. The Company sold 3 properties and 8 properties and one land parcel in the second quarter of 2001 and 2000, respectively. Also, the Company recognized $4.6 million of previously deferred gain related to a property sale in 2000.

Net Income Available to Common Shareholders and Other Measures of Operations

    Net income available to common shareholders increased $3.6 million or 33.7% due to an increase in gains that resulted from capital recycling activities.

    Funds from operations (FFO) increased 21.8% from $17.9 million to $21.8 million when comparing the second quarter of 2000 to the second quarter of 2001. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. CenterPoint calculates FFO as net income to common shareholders, plus real estate depreciation and non-financing amortization, inclusive of results from merchant activities of the Company and its unconsolidated joint ventures, which includes fee income, and cash gains and losses on disposition of stabilized Company assets (measured as the sale price, net of selling costs, less book value after adding back accumulated depreciation). The Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business strategy. FFO does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

    When comparing the second quarter results of operations of properties owned at January 1, 2000 with the results of operations of the same properties for the second quarter 2001 (the "same store" portfolio), the Company recognized an increase of approximately 3.7% in net operating income adjusted for certain non-cash transactions. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the second quarter of 2001 was 86.7% compared with 89.1% for the same period last year, decreasing due mainly to transitional vacancy in 2001 and the full consolidation of CRS in the current year.

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000.

Revenues

    Total revenues increased by $3.9 million or 5.0% over the same period last year.

    In the first half of 2001, 98.6% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

    Operating and investment revenues increased by $5.8 million in the first half of 2001. A portion of the increase from the prior year is due to income from eight acquired properties in the first six months of 2001, totaling 1.4 million square feet, and the completion of one build-to-suit, net of five operating property dispositions as of June 30, 2001. The remainder of the increase was attributable to a full period of income from 22 properties acquired or placed into service after development during 2000, totaling 4.0 million square feet, net of 37 property dispositions.

    The ratio of operating and investment revenues to total revenues was 96.1% for the first half of 2000. The 2001 increase in this ratio was caused by the consolidation of CRS in 2001 as other revenues (real estate fee income and equity in net income of affiliates) decreased $1.9 million and decreased as a percentage of total revenues. In 2000, the Company earned certain fees from merchant activities completed on the CRS level that are reflected in other income. Similar fees are consolidated in 2001 and reflected in gains on the sale of real estate.

Operating and Nonoperating Expenses

    Real estate tax expense and property operating and leasing expense increased by $1.3 million from period to period. The majority of the net increase, $1.6 million, resulted from increased common area snow removal and utilities on properties, due to large snow falls and increased utility costs. This increase was offset by lower real estate taxes due to the disposition of certain highly taxed properties in late 2000 and early 2001. Also, a portion of the increase was due to the full consolidation of CRS costs. When comparing the first half of 2001 to the first half of 2000, property operating and leasing costs as a percentage of total revenues increased from 11.8% to 13.2% due to increases described above and the growth of the Company's operating team and operating activity on 2001 and 2000 acquisitions and developments.

    General and administrative expenses increased when comparing periods. As a percentage of total revenues, general and administrative expenses increased from 2.9% to 3.5% when comparing the first half of 2000 to the first half of 2001 due mainly to the full consolidation of CRS costs.

    Depreciation and amortization increased by $1.1 million due to a full period of depreciation on 2000 acquisitions and partial period depreciation on 2001 acquisitions.

    Net interest incurred increased by approximately $1.0 million over the same period last year due to higher average balances outstanding in the first half of 2001 compared to 2000, offset by lower interest rates.

    Gains on the sale of real estate increased in the first half of 2001 due to the sale of 5 properties and one land parcel at a higher margin than the 10 properties and one land parcel sold in the first half of 2000, and due to the consolidation of CRS. Also, the Company recognized $8.5 million of previously deferred gains related to property sales in 2000.

Net Income Available to Common Shareholders and Other Measures of Operations

    Net income available to common shareholders increased $5.7 million or 28.7% due to an increase in gains that resulted from capital recycling activities.

    FFO increased 21.7% from $35.1 million to $42.7 million when comparing the first half of 2000 to the first half of 2001.

    When comparing the first six months results of operations of properties owned at January 1, 2000 with the results of operations of the same properties for the first six months of 2001 (the "same store" portfolio), the Company recognized an increase of approximately 2.1% in net operating income adjusted for certain non-cash transactions. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

    The net revenue margin for the first half of 2001 was 86.9% compared with 87.5% for the same period last year, decreasing due mainly to the consolidation of CRS.

Liquidity and Capital Resources

Operating and Investment Cash Flow

    Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital raises, have been used to fund, on a long term basis, acquisitions and other capital costs. In the first six months of 2001, cash flow from operations provided $30.8 million. Distributions for the first six months of the year were $28.7, providing $2.1 million for the Company's investment activities.

    For the first six months of 2001, the Company's investment activities include acquisitions of $34.4 million of properties, advances for construction in progress of $43.6 million, and improvements and additions to properties of $11.8 million. These activities were funded with dispositions of real estate of $21.2 million, advances on the company's line of credit, restricted cash and a portion of the Company's retained capital. Advances on the Company's line of credit also funded advances to affiliate of $4.2 million for acquisitions and construction in progress.

Equity and Share Activity

    During the first six months of 2001, the Company paid distributions on common shares of $23.6 million or $1.050 per share. Also, in 2001, the Company paid dividends on Series A Preferred Shares of $3.2 million or $1.06 per share and $1.8 million for dividends on Series B Convertible Preferred Shares or $1.875 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured line of credit.

Debt Capacity

    The Company has a $350 million unsecured credit facility led by Bank One. As of August 10, 2001, the Company had outstanding borrowings of approximately $145 million under the Company's unsecured line of credit (approximately 8.0% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $205 million under its unsecured line of credit.

    At June 30, 2001, the Company's debt constituted approximately 31.3% of its fully diluted total market capitalization. Also, for the six months ended June 30, 2001, the Company's debt service coverage ratio remained high at 4.3 to 1, and the Company's fixed charge coverage ratio was 3.2 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $1.1 billion, and its fully diluted total market capitalization was approximately $1.8 billion.

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

Subsequent Event

    On July 30, 2001, the Company received notice that one of its major tenants, HALO Industries, Inc., sought protection under Chapter 11 of the Federal Bankruptcy Code (see HALO's July 30 release—NYSE:HMK). HALO currently occupies a 267,344-square-foot state-of-the-art office building located at 5800 West Touhy Avenue in Niles, Illinois, which was completed in October, 2000. As of June 30, 2001, the Company is owed approximately $0.6 million in rent from HALO, and as of July 30, the Company was owed $1.2 million. The Company anticipates collection of these amounts.

Recent Pronouncements

    FAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of FASB Statement No. 125. This Statement replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company has no transactions that are affected by this Statement as of June 30, 2001.

    FAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133". FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company has no derivatives as of June 30, 2001.

    The Tax Relief Extension Act of 1999, or the REIT Modernization Act, which took effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distribution by a REIT to 90% of ordinary taxable income. The

Company acquired 100% of the common stock of CRS and canceled its preferred stock on January 1, 2001 upon election, by CRS, to be treated as a taxable subsidiary.

    FAS No. 142 "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company has no transactions that would be affected by this statement as of June 30, 2001.

    FAS No. 141 "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.

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

    At June 30, 2001, $165.1 million or 28.6% of the Company's debt was variable rate debt and $412.0 million or 71.4% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of June 30, 2001, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.7 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would effect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-holders

    The Company held its annual meeting of shareholders on May 16, 2001. The submission and voting results were as follows:

  1.
  22,324,454 shares were entitled to voted in the election of trustees and the following persons received the number of votes indicated:

For Trustee	Voted in Favor	Vote Withheld
Nicholas C. Babson	19,052,664	174,894
Martin Barber	19,049,314	178,244
Norman R. Bobins	19,045,664	181,894
Alan D. Feld	19,050,474	177,084
Paul S. Fisher	19,046,004	181,554
John S. Gates, Jr.	19,046,214	181,344
Michael M. Mullen	19,046,004	181,554
Thomas E. Robinson	19,053,114	174,444
Robert L. Stovall	19,046,418	181,140

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
10.1	Stock Option Agreement between the Company and Nicholas Babson
10.2	Stock Option Agreement between the Company and Norman Bobins
10.3	Stock Option Agreement between the Company and Thomas Robinson
10.4	Stock Option Agreement between the Company and Robert Stovall
10.5	Stock Option Agreement between the Company and Alan Feld
10.6	Stock Option Agreement between the Company and Martin Barber
10.7	Stock Grant Agreement between the Company and Nicholas Babson
10.8	Stock Grant Agreement between the Company and Norman Bobins
10.9	Stock Grant Agreement between the Company and Thomas Robinson
10.10	Stock Grant Agreement between the Company and Alan Feld
10.11	Stock Grant Agreement between the Company and Martin Barber
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
May 14, 2001

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security-holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES