Form 10-Q
period 2001-09-30
CENTERPOINT PROPERTIES TRUST
filed 2001-11-13
CIK 912893

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12630

CENTERPOINT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland (State of jurisdiction of incorporation or organization)	36-3910279 (I.R.S. Employer Identification No.)

1808 Swift Road, Oak Brook, Illinois 60523-1501
(Address of principal executive offices)

(630) 586-8000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Number of Common Shares of Beneficial Interest outstanding as of November 9, 2001: 22,744,454.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(UNAUDITED)

	September 30, 2001	December 31, 2000
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$175,737	$163,056
Buildings	744,519	729,103
Building improvements	113,789	109,821
Furniture, fixtures, and equipment	21,943	23,607
Construction in progress	130,120	59,225

	1,186,108	1,084,812
Less accumulated depreciation and amortization	(114,916)	(98,956)
Real estate held for sale, net of depreciation	33,247	17,277

Net investment in real estate	1,104,439	1,003,133
Cash and cash equivalents	1,280	1,060
Restricted cash and cash equivalents	27,222	27,429
Tenant accounts receivable, net	33,968	30,112
Mortgage notes receivable	15,859	3,927
Investment in and advances to affiliates	12,849	62,165
Prepaid expenses and other assets	13,164	8,136
Deferred expenses, net	14,899	19,273

	$1,223,680	$1,155,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable and other debt	$61,077	$81,444
Senior unsecured debt	350,000	350,000
Tax-exempt debt	44,100	44,100
Line of credit	143,000	72,200
Preferred dividends payable	1,060	1,060
Accounts payable	13,330	15,348
Accrued expenses	55,860	48,963
Rents received in advance and security deposits	7,864	7,734

	676,291	620,849

Commitments and contingencies
Shareholders' equity:
Series A preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized; 3,000,000 issued and outstanding having a liquidation preference of $25 per share ($75,000)	3	3
Series B convertible preferred shares of beneficial interest, $.001 par value; 994,712 and 1,000,000 issued and outstanding, respectively, having a liquidation preference of $50 per share ($49,736 and $50,000, respectively)	1	1
Common shares of beneficial interest, $.001 par value, 47,727,273 shares authorized; 22,744,454 and 22,548,726 issued and outstanding, respectively	23	22
Additional paid-in-capital	587,718	573,430
Retained earnings (deficit)	(32,219)	(36,769)
Unearned compensation—restricted shares	(8,137)	(2,301)

Total shareholders' equity	547,389	534,386

	$1,223,680	$1,155,235

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share information)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Minimum rents	$29,564	$28,884	$88,959	$83,306
Straight-line rents	1,217	890	3,700	3,047
Expense reimbursements	8,244	8,625	26,614	26,522
Mortgage interest income	333	82	648	391
Real estate fee income	875	5,622	1,715	8,733
Equity in net income of affiliates	406	(2,163)	714	(2,250)

Total revenue	40,639	41,940	122,350	119,749

Expenses:
Real estate taxes	7,736	8,732	24,796	26,070
Property operating and leasing	5,108	4,204	15,909	13,422
General and administrative	1,296	1,135	4,188	3,418
Depreciation and amortization	9,072	8,150	26,653	24,589
Interest expense:
Interest incurred, net	7,651	8,334	23,274	23,005
Amortization of deferred financing costs	580	531	1,789	1,539

Total expenses	31,443	31,086	96,609	92,043

Operating income	9,196	10,854	25,741	27,706
Other income:
Other income		2		38
Gain on sale of real estate	7,915	3,762	24,059	11,881

Net Income before income taxes and extraordinary item	17,111	14,618	49,800	39,625
Provision for income taxes	(244)	—	(585)	—

Net Income before extraordinary item	16,867	14,618	49,215	39,625
Extraordinary item, early extinguishment of debt	—	—	(1,616)	—

Net income	16,867	14,618	47,599	39,625
Preferred dividends	(2,523)	(2,528)	(7,568)	(7,583)

Net income available to common shareholders	$14,344	$12,090	$40,031	$32,042

Per share income before extraordinary item available to common shareholders:
Basic	$0.63	$0.58	$1.85	$1.55
Diluted	$0.62	$0.57	$1.80	$1.52
Per share net income available to common shareholders:
Basic	$0.63	$0.58	$1.78	$1.55
Diluted	$0.62	$0.57	$1.73	$1.52
Distributions per common share	$0.5250	$0.5025	$1.575	$1.508

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	2001	2000
	Nine Months Ended September 30,
Cash flows from operating activities:
Net income	$47,599	$39,625
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item, early extinguishments of debt	1,616
Bad debts	436	300
Depreciation	24,439	22,724
Amortization of deferred financing costs	1,789	1,539
Other amortization	2,214	1,865
Straight-line rents	(3,700)	(3,047)
Incentive stock awards	881	326
Equity in net income of affiliates	(714)	(431)
Gain on disposal of real estate	(24,059)	(11,881)
Net changes in:
Tenant accounts receivable	(468)	(4,172)
Prepaid expenses and other assets	4,366	(960)
Rents received in advance and security deposits	406	1,704
Accounts payable and accrued expenses	(1,967)	7,700

Net cash provided by operating activities	52,838	55,292

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(517)	10,640
Acquisition of real estate	(34,436)	(115,877)
Additions to construction in progress	(77,662)	(28,093)
Improvements and additions to properties	(15,842)	(61,987)
Proceeds from disposition of real estate	45,251	82,291
Change in deposits on acquisitions	(147)	4,393
Issuance of mortgage notes receivable	(1,269)
Repayment of mortgage notes receivable	7,302	7,301
Acquisition of CRS, net of cash	151
Investment in and advances to affiliates	(3,301)	51,913
Receivables from affiliates and employees	75	(20)
Additions to deferred expenses	(2,136)	(6,810)

Net cash used in investing activities	(82,531)	(56,249)

Cash flows from financing activities:
Proceeds from sale of common shares	7,572	1,060
Proceeds from issuance of unsecured notes payable		150,000
Proceeds from line of credit	123,500	308,200
Repayment of mortgage notes payable	(1,276)	(516)
Repayment of revenue bonds		(10,900)
Repayment of line of credit	(56,833)	(409,400)
Distributions	(43,050)	(38,861)

Net cash provided by financing activities	29,913	(417)

Net change in cash and cash equivalents	220	(1,374)
Cash and cash equivalents, beginning of period	1,060	3,505

Cash and cash equivalents, end of period	$1,280	$2,131

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BASIS OF PRESENTATION:

    These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and subsidiaries (the Company), have been prepared pursuant to the Securities and Exchange Commission (SEC) rules and regulations and should be read in conjunction with the December 31, 2000 Financial Statements and Notes thereto included in the Company's annual report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the December 31, 2000 audited financial statements included in the Company's annual report on Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim financial statements.

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

    Under the terms of the Plan, options for 250,000 common shares were issued on March 8, 2001. The options were granted at $45.90 per share and are exercisable per the Plan. Also, on May 16, 2001, options for 30,000 common shares were issued at $46.51 per share to Company trustees and are exercisable per the Plan.

    Under the terms of the Company's 1995 Director Stock Plan, trustees were granted 1,720 restricted shares of the Company on May 16, 2001.

3.  Investments in Real Estate

    In the first nine months of 2001, the Company purchased eight properties from unrelated third parties for an aggregate cost of approximately $37.4 million. In addition, the Company disposed of nine properties and three parcels of land for an aggregate sales price of approximately $85.8 million.

    As of September 30, 2001, the Company had 0.9 million square feet of warehouse/industrial properties and one land parcel held for sale. Net income (property revenues less real estate taxes, property operating and leasing expenses, and depreciation and amortization) related to the properties held for sale was approximately $1.0 million and $1.7 million for the nine months ended September 30, 2001 and 2000, respectively. There can be no assurance that such properties held for sale will be sold.

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

$74,797

Statement of Operations

Nine Months Ended September 30, 2000
(in thousands)
Income:
Property sales	$28,068
Rental income	4,680
Equity in net loss of CenterPoint Venture, LLC	(315)
Other income	662

33,095
Operating expenses:
Cost of property sales	22,425
Participation interest	6,147
Other expenses	2,219
Depreciation and amortization	974
Interest	5,044

36,809
Provision for income taxes	1,442

Net loss	$(2,272)

    At September 30, 2001, CRS maintains a 25% investment in CenterPoint Venture, LLC (the Venture). In conjunction with the consolidation of CRS, the Company's investment in affiliate as of September 30, 2001 and equity in affiliate for the first nine months of 2001 include the Venture. The Venture was formed on January 21, 2000 with CalEast Industrial Investors LLC, an investment vehicle between the California Public Employees Retirement System (CalPERS) and Jones Lang LaSalle.

    Summarized financial information for CenterPoint Venture, LLC is shown below.

Balance Sheet

September 30, 2001
Assets
Net investment in real estate	$121,902
Other assets	5,076

Total assets	$126,978

Liabilities
Secured lines of credit	74,766
Other liabilities	6,775

Total liabilities	81,541
Members' equity	45,437

Total liabilities and members' equity	$126,978

Statement of Operations

Nine Months Ended September 30, 2001
Rental revenue	$10,276
Operating expenses
Property, operating and leasing	2,851
Depreciation and amortization	2,297
Interest	2,842

Total operating expenses	7,990
Operating income	2,286
Gain (loss) on disposal of assets	560

Net income (loss)	$2,846

    CenterPoint Venture, LLC owned 13 warehouse/industrial properties, totaling 2.9 million square feet, as of September 30, 2001, which were 95% leased. CenterPoint Venture, LLC also had two and one warehouse/industrial properties under construction as of September 30, 2001 and December 31, 2000, respectively.

    In 2000, CRS paid an additional $1.8 million in syndication fees relating to the Venture and is amortizing this on a straight-line basis over the life of the Venture, 7 years. Amortization of syndication fees of $193 is included in equity in net loss of affiliates on the Company's Consolidated Statement of Operations for the first nine months of 2001. Unamortized syndication fees of $1,371 are included in investments in affiliates in the Company's Consolidated Balance Sheets as of September 30, 2001.

5.  Supplemental Information to Statements of Cash Flows (in thousands)

    Supplemental disclosures of cash flow information for the nine months ended September 30, 2001 and 2000:

	2001	2000
Interest paid, net of interest capitalized	$26,569	$23,739
Interest capitalized	5,345	2,560

    In conjunction with the acquisition of real estate, for the nine months ended September 30, 2001 and 2000, the Company acquired the following asset and assumed the following liability amounts:

	2001	2000
Purchase of real estate	$(37,423)	$(119,621)
Mortgage notes payable	2,241	5,049
Liabilities, net of other assets	746	(1,305)

Acquisition of real estate	$(34,436)	$(115,877)

    In conjunction with the disposition of real estate, the following is a reconciliation of the real estate dispositions and proceeds received from sales for the nine months ended September 30, 2001 and 2000:

	2001	2000
Disposal of real estate	$85,808	$84,354
Mortgage notes payable assumed by buyers	(21,332)	—
Mortgage financing provided to buyers	(14,642)	(7,200)
Liabilities, net of other assets	(4,583)	5,137

Proceeds from disposition of real estate	$45,251	$82,291

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

7.  Income Taxes

    The Company's provision for income taxes is based on the results of operations of CRS, CenterPoint's taxable REIT subsidiary. The components of income tax expense (benefit) for the period ended September 30, 2001 are as follows:

Nine Months Ended September 30, 2001
Current:
Federal	$432
State	100
Deferred:
Federal	43
State	10

$585

    The actual tax expense differs from the statutory income tax expense for the period ended September 30, 2001 as follows:

Nine Months Ended September 30, 2001
Tax benefit at federal rate	$475
State taxes, net of federal benefit benefit	110

$585

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

    At September 30, 2001, three of the properties owned by the Company were subject to purchase options held by certain tenants. The purchase options were exercisable at various intervals through 2006 for amounts that are greater than the net book value of the assets.

9.  Earnings Per Common Share

    The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands, except for share data)
Numerators:
Income before extraordinary item	$16,867	$14,618	$49,215	$39,625
Dividends on preferred shares	(2,523)	(2,528)	(7,568)	(7,583)

Income available to common shareholders before extraordinary items—for basic and diluted EPS	$14,344	$12,090	$41,647	$32,042

Net income available to common shareholders—for basic and diluted EPS	$14,344	$12,090	$40,031	$32,042

Denominators:
Weighted average common shares outstanding—for basic EPS	22,684,756	20,768,700	22,548,726	20,737,825
Effect of share options	556,373	524,519	589,323	394,419

Weighted average common shares outstanding—for diluted EPS	23,241,129	21,293,219	23,138,049	21,132,244

    The assumed conversion of the convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the three and nine months ended September 30, 2001 and 2000 would be anti-dilutive.

10. Pro Forma Financial Information

    Due to the effect of a securities offering in November, 2000 and acquisitions and dispositions of properties in 2001 and 2000, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the nine months ended September 30, 2001 and 2000 is presented as if the 2000 and 2001 acquisitions and dispositions, the 2000 securities offering and the corresponding repayment of certain debt had all occurred on January 1, 2000 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at January 1, 2000, or to project results for any future period.

	Nine Months Ended September 30,
	2001	2000
	(in thousands, except for share and per share data)
Total revenues	$119,068	$105,554
Total expenses	69,190	62,897

Net income before taxes	49,878	42,657
Provision for income tax	(585)
Preferred dividends	(7,568)	(7,583)

Income before extraordinary items available to common shareholders	$41,725	$35,074

Per share income before extraordinary item available to common shareholders:
Basic	$1.85	$1.58
Diluted	$1.80	$1.55
Weighted average common shares outstanding—basic	22,548,726	22,237,825
Weighted average common shares outstanding—diluted	23,138,049	22,632,244

12. Recent Pronouncements

    FAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of FASB Statement No. 125. This Statement replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company has no transactions that are affected by this Statement for the periods presented.

    FAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133". FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company has no derivative activity for the periods presented.

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

    FAS No. 142 "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company has no transactions that would be affected by this statement as of September 30, 2001.

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

    FAS No. 143 "Accounting for Asset Retirement Obligations. " This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory. These provisions are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has no assets subject to retirement as of September 30, 2001.

    FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" a replacement of FASB Statement No. 121. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions. This statement provides accounting and reporting standards for long-lived assets to be disposed of by sale, including discontinued operations. Statement No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

    This statement retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

    These provisions are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are applied prospectively. The adoption of FAS 144 will not have a material impact on the Company's financial statements.

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

Results of Operations

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000.

Revenues

    Total revenues decreased by $1.3 million or 3.1% over the same period last year.

    In the third quarter of 2001, 96.8% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

    Operating and investment revenues increased by $0.9 million in the third quarter of 2001 when compared to the third quarter of 2000. A portion of the increase from the prior year is due to income from eight acquired properties in the first nine months of 2001, totaling 1.4 million square feet, and the completion of two developments, net of nine operating property dispositions as of September 30, 2001. The remainder of the increase was attributable to a full period of income from the 22 properties acquired or completed, in the case of developments, in 2000, totaling 4.0 million square feet, net of 37 property dispositions.

    The ratio of operating and investment revenues to total revenues was 91.8% in the third quarter of 2000. The 2001 increase in this ratio demonstrates the change in composition of total revenues caused by the consolidation of CRS (i.e. real estate fee income and equity in net income of affiliates have decreased $2.2 million). Also, other revenues decreased as a percentage of total revenues. In 2000, the Company earned certain fees from merchant activities completed in CRS that are reflected in other income. Similar fees are consolidated in 2001 and reflected in gains on the sale of real estate.

Operating and Nonoperating Expenses

    Real estate tax expense and property operating and leasing expense decreased by $0.1 million from period to period. This was caused by lower real estate taxes due to the disposition of certain highly taxed properties in late 2000 and early 2001, offset by increased common area maintenance and utilities on properties, due to increased utility costs. The consolidation of CRS costs also offset the decrease in real estate taxes. Operating costs for property management, investment and dispositions, accounting and information systems personnel are included in property operating and leasing costs, consistent with the Company's active portfolio management and investment focus. When comparing the third quarter of 2001 to the third quarter of 2000, property operating and leasing costs as a percentage of total revenues increased from 10.0% to 12.6% due in part to the growth of the Company and the consolidation of CRS.

    General and administrative expenses increased when comparing periods. Corporate administration, finance and investor relations are included in the Company's general and administrative expense. As a percentage of total revenues, general and administrative expenses increased from 2.7% to 3.2% when comparing the third quarter of 2000 to the third quarter of 2001 due mainly to the consolidation of CRS.

    Depreciation and amortization increased by $0.9 million due to a full period of depreciation and amortization of 2000 acquisitions and a partial period of depreciation and amortization on 2001 acquisitions, net of dispositions.

    Net interest incurred decreased by approximately $0.7 million over the same period last year due to lower interest rates in 2001 compared to 2000.

    Gains on the sale of real estate increased in the third quarter of 2001, compared to the third quarter of 2000, despite a similar volume of property sales, due in part to the consolidation of CRS in 2001. The Company sold four operating properties and one land parcel in the third quarter of 2001 and five properties in the third quarter of 2000. Profit margins vary from property to property.

Net Income Available to Common Shareholders and Other Measures of Operations

    Net income available to common shareholders increased $2.3 million or 18.6% due to an increase in gains that resulted from capital recycling activities.

    Funds from operations (FFO) increased 22.9% from $18.8 million to $23.1 million when comparing the third quarter of 2000 to the third quarter of 2001. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. CenterPoint calculates FFO as net income to common shareholders, plus real estate depreciation and non-financing amortization, inclusive of results from merchant activities of the Company and its unconsolidated joint ventures, which includes fee income, and cash gains and losses on disposition of stabilized Company assets (measured as the sale price, net of selling costs, less book value after adding back accumulated depreciation). The Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business strategy. FFO does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

    When comparing the third quarter results of operations of properties owned at January 1, 2000 with the results of operations of the same properties for the third quarter of 2001 (the "same store" portfolio), the Company recognized an increase of approximately 1.6% in net operating income adjusted for certain non-cash transactions. This same store increase was within management expectations, affected by a decline in occupancy in the same store portfolio.

    The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the third quarter of 2001 was 87.9% compared with 87.2% for the same period last year, increasing slightly.

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000.

Revenues

    Total revenues increased by $2.6 million or 2.2% over the same period last year.

    In the first nine months of 2001, 98.0% of total revenues of the Company were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.

    Operating and investment revenues increased by $6.7 million in the first nine months of 2001. A portion of the increase from the prior year is due to income from eight acquired properties in the first nine months of 2001, totaling 1.4 million square feet, and the completion of two developments, net of nine operating property dispositions as of September 30, 2001. The remainder of the increase was attributable to a full period of income from 22 properties acquired or placed into service after development during 2000, totaling 4.0 million square feet, net of 37 property dispositions.

    The ratio of operating and investment revenues to total revenues was 94.6% for the first nine months of 2000. The 2001 increase in this ratio demonstrates the change in composition of total revenues caused by the consolidation of CRS (i.e. real estate fee income and equity in net income of affiliates have decreased $7.0 million). In 2000, the Company earned certain fees from merchant activities completed on the CRS level that are reflected in other income. Similar fees are consolidated in 2001 and reflected in gains on the sale of real estate.

Operating and Nonoperating Expenses

    Real estate tax expense and property operating and leasing expense increased by $1.2 million from period to period. The majority of the net increase resulted from increased common area snow removal and utilities on properties, due to large snow falls and increased utility costs. This increase was offset by lower real estate taxes due to the disposition of certain highly taxed properties in late 2000 and early 2001. Also, a portion of the increase was due to the consolidation of CRS costs. When comparing the first nine months of 2001 to the first nine months of 2000, property operating and leasing costs as a percentage of total revenues increased from 11.2% to 13.0% due to increases described above and the growth of the Company's operating team.

    General and administrative expenses increased when comparing periods. As a percentage of total revenues, general and administrative expenses increased from 2.9% to 3.4% when comparing the first nine months of 2000 to the first nine months of 2001 due mainly to the consolidation of CRS costs.

    Depreciation and amortization increased by $2.1 million due to a full period of depreciation on 2000 acquisitions and partial period depreciation on 2001 acquisitions.

    Net interest incurred increased by approximately $0.3 million over the same period last year due to higher average balances outstanding in the first nine months of 2001 compared to 2000, offset by lower interest rates.

    Gains on the sale of real estate increased in the first nine months of 2001 due to the sale of nine properties and three land parcels at a higher margin than the 15 properties and one land parcel sold in the first nine months of 2000, and due to the consolidation of CRS. Also, the Company recognized $8.5 million of previously deferred gains related to property sales in 2000.

Net Income Available to Common Shareholders and Other Measures of Operations

    Net income available to common shareholders increased $8.0 million or 24.9% due to an increase in gains that resulted from capital recycling activities.

    FFO increased 22.1% from $53.9 million to $65.8 million when comparing the first nine months of 2000 to the first nine months of 2001.

    When comparing the first nine months results of operations of properties owned at January 1, 2000 with the results of operations of the same properties for the first nine months of 2001 (the "same store" portfolio), the Company recognized an increase of approximately 1.8% in net operating income adjusted for certain non-cash transactions. This same store increase was offset by the increase in vacancy in the same store portfolio.

    The net revenue margin for the first nine months of 2001 was 87.2% compared with 87.3% for the same period last year, decreasing due mainly to the consolidation of CRS.

Liquidity and Capital Resources

Operating and Investment Cash Flow

    Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital raises, have been used to fund, on a long term basis, acquisitions and other capital costs. In the first nine months of 2001, cash flow from operations provided $52.8 million. Distributions for the first nine months of the year were $43.1, providing $9.7 million for the Company's investment activities.

    For the first nine months of 2001, the Company's investment activities include acquisitions of $34.4 million of properties, advances for construction in progress of $77.7 million, and improvements and additions to properties of $15.8 million. These activities were funded with dispositions of real estate of $45.3 million, advances on the company's line of credit, restricted cash and a portion of the Company's retained capital. Advances on the Company's line of credit also funded advances to affiliate of $3.3 million for acquisitions and construction in progress.

Equity and Share Activity

    During the first nine months of 2001, the Company paid distributions on common shares of $35.5 million or $1.575 per share. Also, in 2001, the Company paid dividends on Series A Preferred Shares of $4.8 million or $1.59 per share and $2.7 million for dividends on Series B Convertible Preferred Shares or $2.81 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases and (iii) restrictions under certain covenants of the Company's unsecured line of credit.

Debt Capacity

    The Company has a $350 million unsecured credit facility led by Bank One. As of November 9, 2001, the Company had outstanding borrowings of approximately $163.0 million under the Company's unsecured line of credit (approximately 8.9% of the Company's fully diluted total market capitalization), and the Company had remaining availability of approximately $187.0 million under its unsecured line of credit.

    At September 30, 2001, the Company's debt constituted approximately 33.0% of its fully diluted total market capitalization. Also, for the nine months ended September 30, 2001, the Company's debt service coverage ratio remained high at 4.4 to 1, and the Company's fixed charge coverage ratio was 3.3 to 1 due to preferred dividends. The Company's fully diluted common equity market capitalization was approximately $1.1 billion, and its fully diluted total market capitalization was approximately $1.8 billion.

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

Recent Pronouncements

    FAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of FASB Statement No. 125. This Statement replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company has no transactions that are affected by this Statement for the periods presented.

    FAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133". FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company has no derivative activity for the periods presented.

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

    FAS No. 142 "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company has no transactions that would be affected by this statement as of September 30, 2001.

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

    FAS No. 143 "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory. These provisions are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company had no assets subject to retirement as of September 30, 2001.

    FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" a replacement of FASB Statement No. 121. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions. This statement provides accounting and reporting standards for long-lived assets to be disposed of by sale, including discontinued operations. Statement No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

    This statement retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

    These provisions are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are applied prospectively. The adoption of FAS 144 will not have a material impact on the Company's financial statements.

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

    At September 30, 2001, $187.1 million or 31.3% of the Company's debt was variable rate debt and $411.1 million or 68.7% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of September 30, 2001, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.7 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would effect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

    The Company is subject to other non-quantifiable market risks due to the nature of its business. The business of owning and investing in real estate is highly competitive. Several factors may adversely affect the economic performance and value of our properties and the Company. These factors include:

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

    None.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  None.

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

November 9, 2001

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
  Item 3. Qualitative and Quantitative Disclosures about Market Risk
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security-holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES