Form 10-K405
period 2001-12-31
CENTERPOINT PROPERTIES TRUST
filed 2002-03-26
CIK 912893

QuickLinks -- Click here to rapidly navigate through this document

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

            WASHINGTON, D.C. 20549

            FORM 10-K

            (Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

            For the fiscal year ended December 31, 2001
            or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

            For the transition period from                                      to

            Commission file number 1-12630

            CENTERPOINT PROPERTIES TRUST

            (Exact Name of Registrant as Specified in its Charter)

Maryland	36-3910279
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1808 Swift Drive, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (630) 586-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $.001 per share	New York Stock Exchange
8.48% Series A Preferred Shares, par value $.001 per share	New York Stock Exchange
7.5% Series B Convertible Preferred Shares, par value $.001 per share	New York Stock Exchange
Preferred Share Purchase Rights, with respect to common shares, par $.001 per share	New York Stock Exchange

            Securities registered pursuant to Section 12(g) of the Act:

            None

            (Title of Class)

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

                    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

                    As of March 12, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,172,235,792 (based on 22,088,483 shares held by non-affiliates and computed by reference to the reported closing price).

                    The registrant had 22,817,167 shares, $.001 par value per share, outstanding as of March 12, 2002.

            DOCUMENTS INCORPORATED BY REFERENCE

                    Portions of the registrant's proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

The Company

        CenterPoint Properties Trust ("CenterPoint" or the "Company"), a publicly traded real estate investment trust (REIT), is the first major REIT to focus on the industrial sector. CenterPoint is focused on providing unsurpassed tenant satisfaction, and adding value to its shareholders through customer-driven management, investment, development, and redevelopment of warehouse, distribution, light manufacturing, and air freight buildings. The Company is a Maryland business trust and is listed on the New York Stock Exchange under the symbol CNT.

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

        Although the Company believes it is the largest owner and operator of warehouse/industrial property in the 1.25 billion square-foot Greater Chicago Region, its portfolio represented 2.5% of the market (based on square footage) as of December 31, 2001. This market share allows the Company substantial opportunities for future growth.

        Underpinning the value of CenterPoint's portfolio is the strength of its internal resources. Key among these is management experience. CenterPoint's management staff averages 20 years of experience in the industry. Enabled by strong ties to the real estate development community, an in-depth knowledge of the market sector and the ability to gauge and anticipate market trends, management can creatively and flexibly accommodate tenant requirements in a manner that is mutually beneficial.

Business Objectives and Growth Plans

        The Company's fundamental business objective is to maximize total return to shareholders through increases in per share distributions and increases in the value of the Company's franchise. In 2001, the Company achieved a total return of 10%. Since its IPO in December 1993, the Company has outperformed the S&P 500, NASDAQ, Dow Jones and NAREIT Equity Index on a total return, dividends reinvested basis.

        To achieve its objective of maximizing shareholder returns, the Company pursues complementary operating, investment, financial, and merchant strategies. Efficient systems and processes support the execution of the Company's business.

  •
  Portfolio Operations. The Company seeks to grow its results from operations by increasing revenues through lease renewals or replacements at increased rental rates and by increasing occupancy where vacancies exist. The Company's size, Chicago focus and market penetration provides access to favorable leasing transactions and investments offering below market rents and growth opportunities.

  •
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

  •
  Property Sales and Fees. To maximize the return on invested capital and per share cash flow growth, the Company aggressively recycles capital from mature to new growth opportunities. Management seeks to dispose of properties where growth has been fully realized, measured by a property's achievable prospective free cash flow relative to its current net market value. As an allied strategy, the Company (through CenterPoint Realty Services, Inc., the Company's taxable affiliate and CenterPoint Venture LLC, the Company's investment partnership with CalEast) undertakes the development of buildings for immediate sale to users or investors. In combination, these property sales and fees provide substantial capital for reinvestment, as well as fees and profits boosting the Company's return on invested capital.

  •
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

  •
  Management Controls and Systems. To facilitate its business, the Company has implemented effective information and governance systems, which it continually seeks to improve. The Company believes that it enjoys operating and financial benefits attributable to these systems, including better tenant service, improved investment execution, and enhanced capital planning.

Business Focus

        As CenterPoint continues to grow, its mission remains to become the industrial landlord of choice in the Greater Chicago region. CenterPoint endeavors to achieve this goal by providing creative solutions for the changing industrial space needs of its current and prospective tenants. This focus both cultivates and sustains long-term tenant relationships. CenterPoint serves its tenants by seeking to provide high-quality, attractive space at competitive rates; unwavering attention to the care and maintenance of its properties; operating charges that reflect economic responsibility; and rapid response to expansion, relocation and other space requirements. In 2001, CenterPoint achieved a 96% tenant retention rate, evidencing its commitment to tenant satisfaction.

        CenterPoint's business plan is anchored by the following six disciplines:

        Focus on Industrial Real Estate.    The Company focuses on warehouse/industrial properties, because management believes this property type, for the following reasons, offers attractive returns and stable cash flow:

  •
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

  •
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

  •
  Favorable Lease Terms. Warehouse/industrial buildings generally are leased on a "triple net" basis, under which tenants are contractually obligated to pay directly, or reimburse the landlord, for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance.

  •
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

  •
  Limited Competition. The Company believes that higher overall investment returns are more achievable for warehouse/industrial property than other property types because such assets, typically $3 million to $6 million in purchase price, are too small to justify institutional attention. The Company's typical competitor for assets of this size is a sponsor of a single asset partnership that typically has a higher cost of capital and less financial flexibility than the Company.

  •
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

        Focus on Greater Chicago.    CenterPoint's target market, Greater Chicago, is comprised of the region within a 150-mile radius of the City of Chicago, including Milwaukee, Wisconsin and South Bend, Indiana. This region offers significant opportunities for investment in, and ownership of, warehouse/industrial property. Greater Chicago lies at the center of one of the nation's principal population and production regions. With over 1.25 billion square-feet of industrial/warehouse space and 24 diverse submarkets (according to a ranking of markets published by CB Richard Ellis), Greater Chicago has become one of the largest and most diverse warehouse/industrial markets. Its regional advantages have led to significant business in Chicago making it second only to New York in the number of Fortune 500 company headquarters. As a consequence of its geographic location, the Midwest is the continent's premier transportation hub, possessing attributes critical to a highly diverse industrial real estate market.

  •
  Transportation Advantages. The Midwest's transportation network, a consequence of its central continental location, underpins its status as a manufacturing and distribution center. Extensive transportation infrastructure integrates Greater Chicago with the Midwest, as well as other important business and distribution centers, including Los Angeles and northern New Jersey. The State of Illinois enacted a $12 billion infrastructure program in 1999, which will be available for road, rail and other infrastructure improvements in the metropolitan Chicago area, enhancing its ability to attract and maintain business.

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

  •
  Business Diversity. Regional diversity provides the Company with opportunities to capitalize on different trends affecting real estate demand and usage in a wide range of industries. An assorted tenant base also lessens the Company's cyclical risk, reducing its exposure to changes in the fortunes of any single type of business. Virtually all of the "Global 1000" maintain facilities in the Chicago metro area. As in other large industrial metro areas, Chicago's diversity has been increasing due to its transformation from a manufacturing to a service-based economy. Manufacturing employment makes up 14% of the employment base currently, well below that of many other Midwestern metro areas. The diversification of the regional economy into services accelerated during the recent expansion as manufacturers continued to restructure operations to lower costs. The business services industry has been one of the main drivers of the Chicago economy during the past decade.

    The growth of high-tech industries, both manufacturing and service-based, also holds promise for diversifying the region's employment base and enhancing prospective demand for industrial and distribution space. The concentration of high-technology employment ranks Chicago fourth in the nation behind San Jose, Boston and Washington D.C.

    The Company believes other factors including a skilled labor force and a favorable political climate favor the continued health of Chicago's industrial property market. The State of Illinois, the City of Chicago and other area municipalities have worked aggressively and creatively to promote area business development. Zoning initiatives have produced Planned Manufacturing Districts where city provided tax increment financing subsidies are available. These initiatives will help bolster manufacturing longer term.

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

        Focus on Value-Added Investments.    The Company seeks to acquire warehouse/industrial properties that have an initial cash yield greater than the Company's long term cost of capital

(currently estimated to be 9% to 10%), that offer the best opportunity for cash flow growth, and that meet the Company's investment criteria. Management has established strategies for responding to every stage of the economic cycle, altering its investment emphasis through the recovery, strong economy, and recession phases. Thus, when conditions change, the Company is well prepared to meet the needs of its clients with minimal reaction time. All investment activities are focused on creating value for its tenants by providing high quality and efficient facilities at attractive rental rates.

  •
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

  •
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

  •
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

        Focus on Operations.    The Company is a full service self-managed real estate company. Six regions, each serving a particular segment of Greater Chicago, are operated by a team consisting of a regional manager, one or more property managers, administrative assistants, maintenance, and accounting support personnel. Property management staff is required to visit each tenant, on site, at least once every 90 days and more frequently as warranted by tenant needs.

        The Company believes it has a competitive advantage from its market penetration, local expertise, tenant relationships and quality reputation with the Greater Chicago area. Also, its information system that integrates corporate, property management and accounting systems, enabling the Company to monitor and project each asset and its financial performance. The Company believes this platform is capable of supporting its operating and financial objectives as well as its continued growth.

        Focus on Conserving Capital.    The Company seeks to create and maintain substantial balance sheet capacity, which provides the Company flexibility to opportunistically tap favorably priced capital to support accretive investments. The Company believes it can maximize internal capital formation by (i) investing at yields above its long-term cost of capital; (ii) pursuing current and future long-term debt financing and refinancing on an unsecured basis; and (iii) redeploying its capital through asset sales. The Company will seek, where possible, to sell properties and re-deploy the proceeds of such sales in properties with higher yielding opportunities where the Company believes significant value can be added. Disposition activity is integral to the Company's funding strategy and gains on sales have been a and recurring component of the Company's revenues.

        To enhance its property sales and fees and further expand its capital base, the Company (through CRS, its taxable REIT subsidiary), during 2000, formed CenterPoint Venture LLC ("CenterPoint Venture"), a partnership with CalEast, an investment vehicle between the California Public Employees Retirement System and Jones Lang LaSalle. CenterPoint Venture, of which the Company owns 25%, was formed to position, package and sell stabilized industrial property investment opportunities routinely passed over by the Company due to its "value-added" focus. The $200 million fund is capitalized with equity commitments of $60 million by CalEast and $20 million by CenterPoint and supported by a $120 million credit facility. The Company receives an 11% cumulative return on its equity capital and may receive up to 50% of the distributions, as well as transaction, administrative and property management fees.

Transactions During 2001

        During 2001, the Company accomplished the following:

  2001 Acquisitions and Dispositions:

  •
  During 2001, the Company acquired or completed development of 19 warehouse/industrial properties and two land parcels totaling 3.4 million square feet and invested approximately $118.4 million in total acquisitions and development cost. In order to fund this and other investment activity, the Company disposed of 17 warehouse/industrial properties, one residential property and three land parcels totaling approximately 2.5 million square feet for approximately $125.0 million from the owned portfolio.

  •
  CenterPoint Venture acquired three properties totaling $22.8 million in 2001 and initiated three developments. The Venture also disposed of six properties totaling $52.7 million.

  2001 Development Activities:

  •
  CenterPoint invested $110.7 million in existing and new development projects during 2001. The Company initiated the development of three new projects in 2001 and delivered four build-to-suits.

  2001 Financings:

  •
  During 2001, the Company obtained developer notes receivable from the town of Elwood and the city of Chicago totaling $84.2 million. The developer notes bear interest and are to be repaid out of incremental taxes collected by the municipalities over at least a 20-year period. Refer to the Company's accounting policy related to these developer notes in the notes to the consolidated financial statements.

Subsequent Transactions

        On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Motor Land Development Corporation ("Ford Land") to develop Ford's new automotive supplier manufacturing campus located on Chicago's southeast side ("Ford Supplier Park"). The partnership is owned 51% by CenterPoint and 49% by Ford Land. The park will occupy a 155-acre former brownfield site located approximately one-half mile from Ford's Chicago Assembly Plant on the southeast side, near the intersection of 126th Street and Torrence Avenue. Site preparation has already begun and construction of five buildings, or 1.7 million square feet, will begin this spring and continue through the third quarter of 2003. The project is partially funded by Tax Increment Financing (TIF) backed developer notes from the City of Chicago and benefits from other public investment. The Company will earn development fees during construction and will seek to dispose of its interest following completion.

Employees

        At December 31, 2001, the Company had 102 full-time employees. Of the full-time employees, 87 are involved with property management, development, operations, leasing and acquisition activities, and 15 are involved with general administration, financing activities, investor relations and human resources.

Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances can be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired as of December 31, 2001, and the Company is not aware of any environmental condition with respect to any of its properties that is likely to have a material adverse effect on the Company. As part of due diligence during acquisition, the Company has subjected each of its properties to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. Some of these assessments have led to further investigation and sampling. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, or that no prior owner or operator created any material environmental condition not known to the Company or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities. In addition to the properties described below, the Company has other properties with minor environmental exposure aggregating less than $2.0 million, for which the Company maintains a $100.0 million environmental insurance policy against environmental risks associated with its properties.

  (1)
  900 Knell Road, Montgomery, Illinois. Soil and groundwater at this property were contaminated by the industrial operations of the former owner. Parties affiliated with the former owner are currently remediating the property under the supervision of the Illinois Environmental Protection Agency ("IEPA") with the expectation of receiving a "no further remediation letter" ("NFR") within the next seven to ten years; the length of time allows for several years of groundwater monitoring after the remediation is complete. The former owner and its affiliates are responsible for the contamination, and its remediation, under both statute and contract, estimated to be $3.5 million.

  (2)
  Ford Supplier Park, near the intersection of 126th Street and Torrence Avenue. Soil and groundwater at this property were contaminated by the industrial operations of a former owner. Remediation is currently underway under IEPA supervision and an NFR is expected to cost $4.3 million, to be paid by the former owner pursuant to an Indemnity Agreement entered into when the Company purchased the property. The Company expects to complete the remediation in 2002 and receive an NFR within the next five to seven years; the length of time allows for the installation of engineered barriers, as part of the development of the property.

  (3)
  CenterPoint Intermodal Center (former Joliet Army Ammunition Plant, a.k.a Joliet Arsenal). The Company is developing the CenterPoint Intermodal Center on a portion of the former Joliet Arsenal, which was listed as a federal Superfund Site in 1987. Soil and groundwater at this property were contaminated by the industrial operations of the former owner, the United States Army, but all identified contamination was remediated before transfer to the Company. The Company has nonetheless discovered two areas of contamination in the course of its development, which will be paid for by the former owner. None of the estimated $2.0-$5.0 million of remediation costs are expected to be borne by the Company.

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

Investment in and Advances to Affiliates

        Effective January 1, 2001, the Company acquired 100% of the common stock of CenterPoint Realty Services ("CRS") at book value. In connection with the acquisition, the CRS preferred stock owned by the Company was cancelled. For the year ended December 31, 2001 and thereafter, the operations of CRS will be consolidated with the Company. During 2001, CRS elected to be treated as a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999.

        CRS owns 25% of CenterPoint Venture. The Company provides property management services for the Venture, and also earns fees associated with the administration of the Venture and acquisitions and dispositions completed by the Venture. As of December 31, 2001, CenterPoint Venture owned 10 warehouse/industrial properties and had 3 developments under construction, totaling 2.3 million square feet, which were 94.2% leased.

Item 2. Properties.

The Company's Warehouse/Industrial Properties

        At December 31, 2001, the Company's investment portfolio of operating warehouse/industrial properties consisted of 178 properties, totaling approximately 28.0 million square feet, with a diverse base of more than 270 tenants engaged in a wide variety of businesses.

        The Company's current properties are well located, with convenient access to area interstate highway, rail, and air transportation. Most of the properties, both free standing and those located in CenterPoint Business Centers, are typically designed for warehousing and distribution. The properties have an average project size of 168,822 square feet, and, on average, a tenant at an industrial property occupies 102,919 rentable square feet. Although a number of the industrial properties are single-tenant facilities, most are designed to be divisible and to be leased by multiple tenants. The Company seeks to own only properties that are "generic", suitable for use by firms in a wide range of industries operating in the area.

        The leases for the warehouse/industrial properties currently owned by the Company have terms between one and 14 years, with a weighted average remaining lease term, weighted on current rent, of approximately 5.0 years as of December 31, 2001. In addition, rent from no single warehouse/industrial tenant comprised more than 5% of the Company's total revenues as of December 31, 2001.

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

        The Company also has investments in five uncompleted developments as of December 31, 2001. The Company is far along in the completion of a 621 acre rail and intermodal yard for Burlington Northern Santa Fe at CenterPoint Intermodal Center. Delivery of the project is scheduled for August of 2002. Also, development at the Chicago International Produce Market is nearing completion, scheduled for late first or early second quarter 2002. This project is 100% presold. The Company's three other developments include California & I-290 Expressway, Chicago, IL, Ford Manufacturing Campus, Chicago, IL, and 55th and East Avenue, McCook, IL, which are all at early stages of site preparation and property development. The Company also owns several stand alone land parcels held for future development, totaling 1,720 acres, including approximately 1,300 acres at CenterPoint Intermodal Center which has projects in the beginning stages of development.

CenterPoint Properties Trust

Warehouse / Industrial Property Summary

As of 12/31/2001

	City	State	Year of Original Construction/ Last Redevelopment and/or Expansion (1)	Annualized Base Rent Revenue	Average Rent Per Sq. Ft. (3)	GLA Sq. Ft. (2)	Percent of Total GLA (4)	Percent of GLA Leased as of 12/31/01	No. of Tenants	Property Type (5)
2001 Investments
North Kane County
1750 Lincoln	Freeport	IL	2001	$1,497,600	$3.00	499,200	1.72%	100%	1	BTS
North DuPage County
800 Regency Drive	Glendale Heights	IL	1987	156,032	3.24	48,230	0.17%	56%	1	ACQ
625 Willowbrook Centre	Willowbrook	IL	2001	588,424	14.14	41,600	0.14%	100%	1	BTS
Chicago O'Hare Area
1311 Meacham Avenue	Itasca	IL	1980	456,000	3.82	119,345	0.41%	100%	1	ACQ
Near West Suburbs
333 Northwest Avenue	Northlake	IL	1968	—	—	135,267	0.47%	0%	0	ACQ
505 Railroad Avenue	Northlake	IL	1965/1988	—	—	284,165	0.98%	0%	0	ACQ
Southwest Suburbs
6510 West 73rd Street	Bedford Park	IL	1974/1980	911,550	2.95	309,000	1.06%	100%	1	ACQ
9450 Sergo Drive	McCook	IL	2001	677,935	1.52	445,008	1.53%	34%	1	BTS
Chicago South
4000 Racine	Chicago	IL	1968/1992	536,200	3.83	140,000	0.48%	100%	1	ACQ
Milwaukee County
7620 South 10th Street	Oak Creek	WI	1970	637,500	4.24	150,192	0.52%	100%	1	ACQ
7020 Parkland Court	Milwaukee	WI	1979	380,478	3.19	119,160	0.41%	100%	1	ACQ
7025 Parkland Court	Milwaukee	WI	1973	641,515	2.86	224,611	0.77%	82%	3	ACQ
315 Edgerton	Milwaukee	WI	1971	269,853	4.35	62,000	0.21%	76%	2	ACQ
5211 South 3rd Street	Milwaukee	WI	1973	1,134,000	3.15	360,000	1.24%	100%	1	ACQ
7475 South 6th Street	Oak Creek	WI	1970	460,800	3.84	120,000	0.41%	100%	1	ACQ
Kenosha County
8100 100th Street	Pleasant Prairie	WI	1991	197,959	5.17	38,290	0.13%	100%	1	ACQ
Waukesha County
2900 South 160th Street (7)	New Berlin	WI	1972/1974/1978	688,050	3.75	183,480	0.63%	100%	1	ACQ

Subtotal				$9,233,896		3,279,548	11.29%		18

Average					$2.82	192,915

Average excluding out of service at 12/31/2001				$9,233,896		2,538,801

					$3.64	169,253

Previously Owned Properties
Lake County
620-630 Butterfield Road	Mundelein	IL	1990	$219,345	$9.05	24,237	0.08%	100%	1	BTS
1 Wildlife Way	Long Grove	IL	1994	743,747	13.75	54,100	0.19%	100%	1	RDV
3145 Central Avenue(6)	Waukegan	IL	1958	895,500	3.07	292,000	1.01%	100%	3	ACQ
28160 N Keith	Lake Forest	IL	1989	307,800	3.95	77,924	0.27%	100%	1	ACQ
28618 N. Ballard	Lake Forest	IL	1984	298,428	5.00	59,688	0.21%	100%	1	ACQ
1810-1850 Northwestern Dr	Gurnee	IL	1977	529,587	4.32	122,712	0.42%	100%	4	ACQ
3849-3865 Swanson Court	Gurnee	IL	1978	370,483	3.70	100,000	0.34%	100%	2	ACQ
N.E. Cook County
5990 Touhy Avenue	Niles	IL	1960/1993	403,795	1.34	302,378	1.04%	50%	3	RDV
N.W. Cook County
900 W. University Drive	Arlington Heights	IL	1974	474,397	5.50	86,254	0.30%	100%	1	ACQ
200 Champion Drive	Northlake	IL	1998	665,640	4.02	165,612	0.57%	100%	1	BTS
3450 W. Touhy (7)	Skokie	IL	1972	641,154	4.74	135,172	0.47%	100%	2	ACQ
6800 N. McCormick (7)	Lincolnwood	IL	1955	1,332,940	5.40	247,000	0.85%	100%	1	ACQ
100 W. Whitehall	Northlake	IL	1999	1,055,946	4.20	251,584	0.87%	100%	2	BTS

3602 N. Kennicott	Arlington Heights	IL	1999	438,980	4.66	94,300	0.32%	100%	1	ACQ
N. Kane County
825 Tollgate Road	Elgin	IL	1989	440,764	5.30	83,122	0.29%	100%	2	ACQ
1575 Executive Drive	Elgin	IL	1980	153,984	4.96	31,050	0.11%	100%	1	ACQ
3620 Swenson Avenue	St. Charles	IL	1988/1992/1995	—	—	44,457	0.15%	0%	0	ACQ
Chicago O'Hare Area
2743 Armstrong Court	Des Plaines	IL	1989	314,178	5.89	53,325	0.18%	100%	1	BTS
1520 Pratt Avenue	Elk Grove Village	IL	1968	—	—	62,546	0.22%	0%	0	ACQ
1850 Greenleaf	Elk Grove Village	IL	1965	271,482	4.63	58,627	0.20%	100%	1	ACQ
1400 Busse Road	Elk Grove Village	IL	1975	731,752	4.82	151,761	0.52%	94%	10	ACQ
1201 Lunt Avenue	Elk Grove Village	IL	1971	52,632	7.13	7,380	0.03%	100%	1	ACQ
745 Birginal Road	Bensenville	IL	1974	505,166	4.46	113,266	0.39%	100%	1	ACQ
2600 Elmhurst Road	Elk Grove Village	IL	1995	558,170	5.32	105,000	0.36%	100%	1	BTS
10601 Seymour Avenue (6)	Franklin Park	IL	1963/1970	3,185,961	4.55	700,899	2.41%	100%	3	ACQ/RDV
850 Arthur Avenue	Elk Grove Village	IL	1971/1973	—	—	42,490	0.15%	0%	0	ACQ
1100 Chase Avenue (7)	Elk Grove Village	IL	1980/1996	195,360	4.69	41,651	0.14%	100%	1	ACQ
2553 North Edgington	Franklin Park	IL	1967/1995	1,053,273	3.84	274,303	0.94%	100%	4	ACQ
875 Fargo Avenue	Elk Grove Village	IL	1980	465,783	5.65	82,368	0.28%	100%	1	ACQ
1501 Pratt Avenue	Elk Grove Village	IL	1973	212,877	1.40	151,900	0.52%	30%	2	ACQ
400 North Wolf Road	Northlake	IL	1956/1997	6,050,030	3.95	1,529,926	5.26%	100%	4	ACQ
2801-2881 Busse Road	Elk Grove Village	IL	1997	1,138,485	4.53	251,076	0.86%	100%	2	BTS
2525 Busse Road	Elk Grove Village	IL	1975	3,714,880	4.19	887,465	3.06%	85%	9	ACQ
2701-2781 Busse Road	Elk Grove Village	IL	1997	1,287,544	5.13	251,076	0.86%	100%	2	BTS
1951 Landmeier	Elk Grove Village	IL	1967	244,187	5.82	41,976	0.14%	100%	2	ACQ
1796 Sherwin	Des Plaines	IL	1964	651,959	6.85	95,220	0.33%	100%	2	ACQ
2021 Lunt Avenue (7)	Elk Grove	IL	1972	275,234	4.29	64,157	0.22%	100%	1	ACQ
2001 S. Mt. Prospect Road (7)	Des Plaines	IL	1980	740,117	4.45	166,220	0.57%	100%	1	ACQ
755 Dillon Drive	Wood Dale	IL	1986	315,941	6.59	47,928	0.17%	100%	1	ACQ
201 Oakton	Des Plaines	IL	1984	717,078	4.48	160,102	0.55%	100%	3	ACQ
O'Hare Express-Phase A-2	Chicago	IL	1997	1,150,451	9.51	120,971	0.42%	100%	2	BTS
O'Hare Express-Phase B-1	Chicago	IL	1997	2,323,473	13.53	171,685	0.59%	100%	1	BTS
2440 Pratt Ave	Elk Grove Village	IL	1982	795,372	4.30	184,902	0.64%	100%	1	ACQ
1100-40 W. Thorndale	Itasca	IL	1984	208,320	4.34	48,000	0.17%	100%	1	ACQ
1020-50 W. Thorndale	Itasca	IL	1983	302,960	5.41	56,000	0.19%	100%	1	ACQ
737 Fargo Ave. (7)	Elk Grove Village	IL	1975	258,131	3.35	77,015	0.27%	100%	1	ACQ
951 Fargo Ave.(7)	Elk Grove Village	IL	1973	566,724	5.45	103,987	0.36%	100%	1	ACQ
1500 W. Thorndale (7)	Itasca	IL	1991	200,192	8.08	24,766	0.09%	100%	1	ACQ
18801 West Irving Park Drive	Chicago	IL	1999	781,882	4.22	185,280	0.64%	100%	1	BTS
O'Hare Express	Phase B-2	IL	1999	2,069,502	13.50	153,345	0.53%	100%	2	BTS
44-80 Old Higgins Rd	Des Plaines	IL	1981	251,948	6.00	42,000	0.14%	100%	2	ACQ
155-175 Armstrong Rd	Des Plaines	IL	1975	146,398	6.65	22,000	0.08%	60%	3	ACQ
1001 Busse Rd (7)	Elk Grove Village	IL	1963	1,065,392	4.02	265,309	0.91%	100%	1	ACQ/RDV
600 East Irving Park Rd (7)	Bensenville	IL	1982	62,212	2.92	21,304	0.07%	100%	1	ACQ
514 Express Center Dr	Chicago	IL	2000	2,060,000	11.14	185,000	0.64%	100%	1	BTS
155 Old Higgins Road	Elk Grove Village	IL	1971	345,732	3.35	103,090	0.36%	56%	1	RDV
Near West Suburbs
3601 N Runge	Franklin Park	IL	1962/1968	299,584	2.62	114,266	0.39%	100%	1	ACQ
3400 N Powell	Franklin Park	IL	1961/1980	415,260	3.61	115,097	0.40%	100%	1	ACQ
11140 W Addison	Franklin Park	IL	1961/1965	350,760	3.14	111,588	0.38%	100%	1	ACQ
3434 N. Powell	Franklin Park	IL	1960/1966	357,672	3.94	90,760	0.31%	100%	1	ACQ
1999 N Ruby	Melrose Park	IL	1952/1962	283,273	2.63	107,852	0.37%	100%	1	ACQ
11550 W. King	Franklin Park	IL	1963	205,989	3.00	68,663	0.24%	100%	1	ACQ
317 W. Lake Street	Northlake	IL	1972	1,616,728	5.32	303,935	1.05%	100%	2	ACQ
7525 Industrial Dr.	Forest Park	IL	1974	—	—	49,980	0.17%	0%	0	ACQ
5200 Proviso (7)	Melrose Park	IL	1982	68,126	6.81	10,000	0.03%	100%	1	ACQ

5000 Proviso (7)	Melrose Park	IL	1982	831,852	1.34	618,882	2.13%	43%	1	ACQ
4700 Proviso (7)	Melrose Park	IL	1982	1,614,303	3.17	510,000	1.76%	100%	2	ACQ
10700 Waveland Ave	Franklin Park	IL	1973	441,152	3.28	134,600	0.46%	100%	1	ACQ
5700 McDermott Dr (7)	Berkeley	IL	1967	230,914	4.62	50,000	0.17%	100%	1	ACQ
250 Mannheim Road	Hillside	IL	1970	697,176	3.83	182,122	0.63%	100%	2	ACQ
7750 Industrial Drive	Forest Park	IL	1973	173,993	2.25	77,330	0.27%	100%	1	ACQ
West Suburbs
425 N. Villa Ave	Villa Park	IL	1996	151,050	20.99	7,198	0.02%	100%	1	ACQ
1808 Swift Road	Oakbrook	IL	1998	1,054,263	7.00	150,569	0.52%	100%	1	ACQ
Central Kane/ N. DuPage
425 South 37th Avenue (7)	St. Charles	IL	1975	381,492	3.70	103,106	0.36%	100%	1	ACQ
1030 Fabyan Parkway	Batavia	IL	1978	720,806	3.39	212,728	0.73%	100%	1	ACQ
22 W 760 Poss St	Glen Ellyn	IL	1964	101,018	8.58	11,776	0.04%	100%	1	ACQ
1000 Swanson Dr.	Batavia	IL	1990	168,363	15.88	10,600	0.04%	100%	1	ACQ
1705-75 Hubbard Dr.	Batavia	IL	1985	148,374	3.96	37,500	0.13%	100%	3	ACQ
900 Paramount Pkway	Batavia	IL	1986	100,362	2.68	37,500	0.13%	53%	3	ACQ
918 Paramount Pkway	Batavia	IL	1987	—	—	9,900	0.03%	0%	0	ACQ
902 Paramount Pkway	Batavia	IL	1987	65,403	4.23	15,480	0.05%	100%	2	ACQ
950 Paramount Pkway	Batavia	IL	1987	74,183	4.79	15,480	0.05%	100%	2	ACQ
934 Paramount Pkway	Batavia	IL	1987	62,493	6.31	9,900	0.03%	100%	1	ACQ
1324-40 Paramount Pkway	Batavia	IL	1992	124,200	4.60	27,000	0.09%	100%	1	ACQ
500 Wall St (7)	Glendale Heights	IL	1989	—	—	219,471	0.76%	0%	0	ACQ
115 W. Lake St	Glendale Heights	IL	1999	524,845	6.61	79,451	0.27%	100%	1	ACQ
Far West Suburbs
720 Frontenac	Naperville	IL	1991	369,552	2.15	171,935	0.59%	64%	1	ACQ
820 Frontenac	Naperville	IL	1988	529,769	3.45	153,604	0.53%	100%	1	ACQ
1120 Frontenac	Naperville	IL	1980/1994	578,915	3.76	153,902	0.53%	100%	1	ACQ
1510 Frontenac	Naperville	IL	1986	388,078	3.70	104,886	0.36%	100%	1	ACQ
1020 Frontenac	Naperville	IL	1980	321,384	3.22	99,684	0.34%	100%	1	ACQ
1560 Frontenac	Naperville	IL	1987	347,580	4.06	85,608	0.29%	100%	1	ACQ
920 Frontenac	Naperville	IL	1987	442,441	3.65	121,200	0.42%	100%	1	ACQ
1250 Carolina Drive	West Chicago	IL	1988	552,000	3.68	150,000	0.52%	100%	1	BTS
825-845 Hawthorne Lane (6)	West Chicago	IL	1974	653,596	4.12	158,772	0.55%	100%	5	ACQ
1 Allsteel Drive (7)	Aurora	IL	1960	2,479,495	2.55	971,518	3.35%	100%	2	ACQ
2727 West Diehl Road	Naperville	IL	1997	2,047,896	4.65	440,343	1.52%	100%	1	BTS
9714 S. Rt 69	Naperville	IL	1988	168,363	20.04	8,400	0.03%	100%	1	ACQ
1000 Knell Rd	Montgomery	IL	2000	754,564	4.41	171,200	0.59%	100%	1	ACQ
Southwest Suburbs
5619-25 West 115th Street	Alsip	IL	1974	1,609,694	4.03	399,511	1.38%	100%	4	RDV
6600 River Road	Hodgkins	IL	1968	1,622,760	2.57	630,410	2.17%	100%	1	ACQ
7447 South Central Avenue	Bedford Park	IL	1975	382,800	3.24	118,218	0.41%	100%	1	ACQ
7525 South Sayre	Bedford Park	IL	1981	552,000	4.48	123,178	0.42%	100%	2	ACQ
11701 South Central Avenue	Alsip	IL	1970	985,997	3.32	297,207	1.02%	100%	2	ACQ
11601 South Central Avenue	Alsip	IL	1970	—	—	260,000	0.90%	0%	0	ACQ
7633 S. Sayre	Bedford Park	IL	1968	100,260	7.14	14,039	0.05%	100%	1	ACQ
7201 S. Lemington	Bedford Park	IL	1958	—	—	106,800	0.37%	0%	0	ACQ
7200 S. Mason	Bedford Park	IL	1974	662,758	3.20	207,345	0.71%	100%	1	ACQ
6000 W. 73rd	Bedford Park	IL	1974	439,296	2.97	148,091	0.51%	100%	2	ACQ
6751-55 South Sayre Avenue	Bedford Park	IL	1974	704,314	2.90	242,690	0.84%	100%	1	ACQ
11801 S. Central	Alsip	IL	1985	853,158	3.00	284,386	0.98%	100%	1	ACQ
6110 East Ave	Hodgkins	IL	1979	142,323	19.77	7,198	0.02%	100%	1	ACQ
10047 Virginia Ave	Chicago Ridge	IL	1994	201,419	5.68	35,450	0.12%	100%	2	ACQ
9700 Harlem Ave	Bridgeview	IL	1969	392,002	3.88	101,140	0.35%	100%	1	ACQ

Chicago South
900 East 103rd Street	Chicago	IL	1910/1990	1,868,084	3.55	526,493	1.81%	81%	6	RDV
3133 East 106th (6)	Chicago	IL	1971	17,513	0.22	80,076	0.28%	26%	1	ACQ
4400 South Kolmar (6)	Chicago	IL	1966	299,000	3.25	92,000	0.32%	100%	1	ACQ
South Suburbs
21399 Torrence Avenue	Sauk Village	IL	1987	801,048	2.15	372,835	1.28%	100%	1	ACQ
2601 Bond Street	University Park	IL	1975	—	—	64,000	0.22%	0%	0	ACQ
16951 St. Street	South Holland	IL	1983	194,367	8.59	22,615	0.08%	100%	3	ACQ
1336 W. New Monee Rd	Crete	IL	1974	22,378	2.29	9,788	0.03%	100%	1	ACQ
16750 S. Vincennes Ave	South Holland	IL	1970	599,083	2.96	202,510	0.70%	100%	1	ACQ
Far S.W. Suburbs
1319 Marquette Drive	Romeoville	IL	1990	280,782	7.72	36,349	0.13%	100%	1	BTS
1355 Enterprise Drive (6)	Romeoville	IL	1980	—	—	120,143	0.41%	0%	0	ACQ
2301 North Route 30	Plainfield	IL	1972	980,808	3.60	272,217	0.94%	96%	2	ACQ
250 W. 63rd St	Westmont	IL	1967	167,833	16.39	10,240	0.04%	100%	1	ACQ
1243 Naperville Dr.	Romeoville	IL	1994	372,871	5.07	73,600	0.25%	100%	5	ACQ
1200-24 Independence Blvd	Romoeville	IL	1983	224,400	5.24	42,804	0.15%	100%	1	ACQ
1265 Naperville Dr.	Romeoville	IL	1996	300,000	4.09	73,385	0.25%	100%	2	ACQ
1287 Naperville Dr.	Romeoville	IL	1997	322,305	4.67	69,000	0.24%	100%	3	ACQ
7000 Monroe St	Willowbrook	IL	1999	574,532	9.52	60,362	0.21%	100%	1	ACQ
145 Tower Dr	Burr Ridge	IL	1968	381,600	5.99	63,687	0.22%	100%	1	ACQ
McHenry County
875 Diggins Rd. (7)	Harvard	IL	1952	522,854	4.14	126,304	0.43%	100%	1	ACQ
N.W. Indiana
425 West 151st Street	East Chicago	IN	1913/1991	1,186,194	3.24	366,159	1.26%	100%	5	RDV
201 Mississippi Street	Gary	IN	1945/1988	3,279,778	3.12	1,052,507	3.61%	82%	16	RDV
1827 North Bendix Drive (6)	South Bend	IN	1964/1990	582,314	2.92	199,730	0.69%	100%	1	ACQ
101 45th Street	Munster	IN	1991	1,267,481	3.62	350,133	1.21%	100%	1	ACQ
Milwaukee County
7501 North 81st Street	Milwaukee	WI	1987	699,040	3.80	183,958	0.63%	100%	1	ACQ
2003-2201 S. 114th Street	West Allis	WI	1965	710,296	2.92	243,350	0.84%	100%	2	ACQ
1475 S. 101st	West Allis	WI	1969	217,675	4.64	46,937	0.16%	100%	1	ACQ
4700 Ironwood Drive	Franklin	WI	1998	418,880	3.40	123,200	0.42%	100%	1	BTS
5521 Mill Road	Milwaukee	WI	1960	27,300	0.61	44,435	0.15%	81%	2	ACQ
70th & Washington	West Allis	WI	1999	505,560	4.45	113,620	0.39%	100%	1	ACQ
11000 Silver Springs Rd. (7)	Milwaukee	WI	1968	558,396	4.38	127,400	0.44%	100%	1	ACQ
3511 W. Green Tree	Milwaukee	WI	1969/1971	413,800	2.40	172,650	0.59%	100%	3	ACQ
Richards & Vienna	Milwaukee	WI	1999	543,132	4.67	116,354	0.40%	100%	1	ACQ
6600 N. Industrial Rd	Milwaukee	WI	1973	205,860	1.86	110,400	0.38%	74%	2	ACQ
6333 West Douglas	Milwaukee	WI	1970	91,963	3.59	25,607	0.09%	100%	2	ACQ
Kenosha County
8901 102nd Street	Pleasant Prairie	WI	1990	649,532	6.15	105,637	0.36%	100%	1	ACQ
8200 100th Street	Pleasant Prairie	WI	1990	568,361	3.83	148,472	0.51%	100%	1	ACQ
Racine County
1333 Grandview Drive	Yorkville	WI	1997	796,572	3.79	210,000	0.72%	100%	1	ACQ
1221 Grand View Pkwy	Yorkville	WI	2000	375,416	4.14	90,654	0.31%	100%	1	ACQ
Ohio
8877 Union Center Rd	Westchester	OH	1999	4,971,300	5.80	856,768	2.95%	100%	1	ACQ
2800 Henkle Drive	Lebanon	OH	1994/1995/1997	461,565	3.52	131,150	0.45%	100%	1	ACQ

New Hampshire
1014 Profile Road	Bethlehem	NH	1989	54,000	0.64	84,000	0.29%	100%	1	ACQ

Subtotal				$100,303,189		25,757,884	88.67%		254

Average					$3.89	166,180	0.57%

Grand total all warehouse/industrial properties				$109,537,085		29,037,432	100.00%		272

Average all warehouse/industrial properties (8)					$3.77	168,822		92%

Grand total all warehouse/industrial properties excluding out of service at 12/31/2001				$109,537,085		27,994,096		93%

Average all warehouse/industrial properties excluding out of service at 12/31/2001					$3.91	167,629

(1)
The first year is the year of original construction. The second date, where applicable, is the year of last redevelopment and/or expansion.

(2)
"GLA" means gross leasable area.

(3)
Determined by dividing annualized base rent revenue by GLA.

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

Lease Expirations

        The following table shows as of December 31, 2001 scheduled lease expirations for the Company's warehouse/industrial properties commencing January 1, 2002 and for the next ten years, assuming that no tenants exercise renewal options:

Year Ending December 31	No. of Leases Expiring	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent Expiring Leases	Average Base Rent Per Sq. Ft. Under Expiring Leases	% of Total Properties GLA Represented By Expiring Leases	% of 2001 Base Rent Represented by Expiring Leases
2002	61	4,319,804	16,376	3.79	16.77%	13.93%
2003	46	3,020,354	12,158	4.03	11.73%	10.34%
2004	40	5,106,942	17,460	3.42	19.83%	14.85%
2005	30	2,560,034	8,612	3.36	9.94%	7.33%
2006	39	2,800,251	11,511	4.11	10.87%	9.79%
2007	14	1,478,725	7,745	5.24	5.74%	6.59%
2008	13	1,838,494	7,700	4.19	7.14%	6.55%
2009	7	632,713	3,820	6.04	2.46%	3.25%
2010	12	1,357,877	7,014	5.17	5.27%	5.97%
2011	3	1,058,136	4,587	4.34	4.11%	3.90%

Options to Purchase Granted to Certain Tenants

        The following warehouse/industrial properties of the Company are subject to purchase options granted to certain tenants as follows:

  •
  8901 102nd Street, Pleasant Prairie, Wisconsin is subject to an option to purchase exercisable on February 28, 2006 at a purchase price equal to 95% of "fair market value," determined by the average of three independent appraisals.

  •
  21399 Torrence Avenue, Sauk Village, Illinois is subject to an option exercisable on or between December 31, 2000 and May 31, 2002 to purchase the property on November 30, 2002 for $9,314,500.

  •
  The land lease with Burlington Northern Santa Fe, at the 621 acre site at CenterPoint Intermodal Center, is subject to a purchase option during the 25th year of the lease for $83.4 million. BNSF is expected to take occupancy in August, 2002.

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

        In addition to purchase options, the Company has granted to tenants of certain properties a right of first refusal (in the event the Company has received an unsolicited offer from a third party to purchase the property which the Company desires to accept) or a right of first offer (in the event the Company has not received an unsolicited third party offer for the property but desires to entertain an offer). As of December 31, 2001, these properties include: One Wildlife Way, Long Grove, Illinois, 8901 102nd Street, Pleasant Prairie, Wisconsin, 825 Tollgate Road, Elgin, Illinois, 7400 Narragansett Avenue, Bedford Park, Illinois, and 7633 S. Sayre, Bedford Park, Illinois. The existence of these rights will not compel the Company to sell a property for a price less than the price the Company desires to accept.

The Company's Other Properties and Investments

        In addition to its warehouse/industrial properties, the Company owns three retail properties having approximately 61,183 square feet of GLA, one office property having approximately 267,344 square feet of GLA, and two parking lots. The Company does not intend to acquire properties other than warehouse/industrial properties in the future. The Company believes, however, that these properties are favorable investments for the Company, adding to distributable cash flow per share.

Retail Properties

        The following table sets forth certain information regarding the Company's retail properties:

	Year of Acquisition/ Last Redevelopment Of Expansion (1)	Year of Original Construction/ Expansion	Total GLA (Sq. Ft.) (2)	Percent of Total GLA (3)	Percent Of GLA Leased as of December 31, 2001	Annualized Base Rent Revenue	Average Rent Per Sq. Ft. (4)	Number Of Tenants
4-48 Barring Rd. Streamwood, IL	1994	1991	38,633	63.1%	73.4%	$387,156	$13.65	8
84-120 McHenry Rd. Wheeling, IL	1990/1993	1989	20,535	33.6%	79.9%	269,283	16.41	7
351 North Rohlwing Rd. Itasca, IL	1993	1989	2,015	3.3%	100.0%	78,303	38.86	1

TOTAL			61,183	100.0%		$734,742	$13.18	16

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

        The following table shows as of December 31, 2001 scheduled lease expirations for the retail properties commencing January 1, 2002, through lease expiration, assuming no tenants exercise renewal options.

Year Ending December 31	No. of Leases Expiring	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent Expiring Leases	Average Base Rent Per Sq. Ft. Under Expiring Leases	% of Total Office Properties GLA Represented by Expiring Leases	% of 2001 Office Base Rent Represented by Expiring Leases
2002	5	10,343	$126,752	$12.25	16.91%	16.93%
2003	2	6,546	66,708	10.19	10.70%	8.91%
2004	1	2,614	42,012	16.07	4.27%	5.61%
2005	3	7,936	198,091	24.96	12.97%	26.47%
2006	3	12,764	176,712	13.84	20.86%	23.61%
2009	1	2,015	78,303	38.86	3.29%	10.46%
2011	2	4,574	46,164	10.09	7.48%	6.17%

Office Properties

        The following table sets forth certain information regarding the Company's office property:

	Year of Acquisition/ Last Redevelopment Of Expansion (1)	Year of Original Construction/ Expansion	Total GLA (Sq. Ft.) (2)	Percent of Total GLA (3)	Percent Of GLA Leased as of December 31, 2001	Annualized Base Rent Revenue	Average Rent Per Sq. Ft. (4)	Number Of Tenants
5800 Touhy Avenue Niles, IL (5)	2000	2000	267,344	0.0%	0.0%	$0	$0	0

(1)
First date is year of acquisition; second date is year of most recent redevelopment or expansion. If only one date appears, it is the acquisition date; the property has not been redeveloped or expanded.

(2)
"GLA" means gross leasable area.

(3)
Determined as a percent of the total GLA for the retail properties.

(4)
Determined by dividing annualized base rent revenue by GLA.

(5)
Management has decided to sell this property, which was vacant as of December 31, 2001. Therefore, this property is classified as held for sale on the Company's consolidated balance sheets as of December 31, 2001. Also, in accordance with GAAP, CenterPoint recorded a write-down of approximately $38.0 million in the fourth quarter of 2001 to reflect the fair value less cost to dispose of this property.

  Other Investments

        The Company formerly owned Lakeshore Dunes Apartments, which was a residential property comprised of 682 units in 15 contiguous buildings located on an approximately 20.12 acre site in Miller, Indiana, a suburb of Gary, Indiana, located on Lake Michigan. CenterPoint sold the property in January, 2001 and the $21.3 million mortgage note payable that was secured by the property was assumed by the new owner.

        As of the end of 2001, the Company owned two parking lots within industrial parks. The first parking lot, purchased in 1996, is currently vacant. The second parking lot, purchased in 1999, is leased through June, 2002 for a current annual minimum rent of $44,181.

Item 3. Legal Proceedings.

        The Company is involved in recovery efforts under the terms of its commercial office lease with HALO Industries, Inc., who claimed bankruptcy in July of 2001. The Company is pursuing a claim in bankruptcy for the value of the HALO lease, which is approximately $28.0 million. The Company is uncertain as to the collectibility of the claim and has therefore not recorded any further recovery in excess of the Company's accounts receivable balances of $3.7 million.

        The Company is not subject to or involved in, nor is the Company aware of, any pending or threatened litigation which is expected to be material to the financial position or results of operations of the Company. For a description of remediation activities currently underway at certain of the Company's properties, see "Environmental Matters" under Item 1 above.

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

Quarterly Period Ending	High	Low	Cash Distribution/Share
March 31, 2000	38.00	34.31	0.5025
June 30, 2000	40.75	35.63	0.5025
September 30, 2000	46.25	40.50	0.5025
December 31, 2000	47.81	43.81	0.5025
March 31, 2001	47.88	45.25	0.5250
June 30, 2001	50.90	45.90	0.5250
September 30, 2001	50.44	44.45	0.5250
December 31, 2001	51.50	45.59	0.5250

        (b) As of March 14, 2002, there were approximately 144 holders of record of the Company's common shares.

        The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases (iii) proceeds from the disposition of Company properties, (iv) occupancy of current properties, (v) payout ratio (dividends to funds from operations) restrictions under certain covenants of the Company's unsecured credit facility led by Bank One, as Lead Arranger and Administrative Agent and (vi) terms of future debt agreements.

Item 6. Selected Historical Financial Data.

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

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL DATA
(in thousands, except for per share data, ratios and number of properties)

	Year Ended December 31,
	2001	2000	1999	1998	1997
Operating Data:
Revenues	$163,567	$158,479	$138,936	$107,226	$85,588
Expenses:
Operating expenses (1)	(52,724)	(52,137)	(41,185)	(35,700)	(29,182)
Depreciation and other amortization	(35,391)	(32,954)	(27,351)	(21,418)	(15,278)
General and administrative	(5,566)	(4,812)	(4,258)	(4,041)	(3,105)
Interest expense:
Interest incurred, net	(30,778)	(30,976)	(19,954)	(13,659)	(10,071)
Amortization of deferred financing costs	(2,376)	(2,155)	(1,905)	(1,817)	(800)
Impairment of asset (2)	(37,994)	—	—	—	—

Operating income	(1,262)	35,445	44,283	30,591	27,152
Gain on real estate	32,014	19,228	5,086	1,672
Other income (expense) (3)	—	13	(27)	(15)	108

Income before income taxes and extraordinary item	30,752	54,686	49,342	32,248	27,260
Provision for income taxes	(1,139)	—	—	—	—

Income before extraordinary item	29,613	54,686	49,342	32,248	27,260

Extraordinary item	(1,616)	—	(582)	—	—

Net income	27,997	54,686	48,760	32,248	27,260
Preferred dividend	(10,090)	(10,105)	(8,318)	(6,360)	(901)

Net income available to common shareholders	17,907	44,581	40,442	25,888	26,359
Per share net income available to common Shareholders before extraordinary item:
Basic	0.86	2.13	2.02	1.30	1.41
Diluted	0.84	2.09	1.99	1.29	1.39
Per share net income available to common Shareholders:
Basic	0.79	2.13	1.99	1.30	1.41
Diluted	0.77	2.09	1.96	1.29	1.39
Balance Sheet Data (End of Period):
Investment in real estate (before accumulated depreciation and amortization)	$1,197,900	$1,084,812	$971,897	$768,857	$662,275
Real estate held for sale, net of depreciation	22,555	17,277
Net investment in real estate	1,100,232	1,003,133	886,489	706,600	617,923
Total assets	1,182,671	1,155,235	1,083,427	817,606	699,055
Total debt	586,527	547,744	554,348	364,718	270,735
Shareholders' equity	513,795	534,386	466,604	407,459	387,756
Other Data:
Funds from Operations (4)	$47,677	$74,103	$69,003	$46,777	$42,684
EBITDA (5)	99,297	120,771	98,552	69,142	53,409
Net cash flow:
Operating activities	73,229	71,518	75,398	57,804	39,411
Investing activities	(76,502)	(74,790)	(272,361)	(118,706)	(245,336)
Financing activities	4,064	827	199,993	59,725	206,507
Distributions	57,513	51,825	46,893	41,233	32,046
Return of capital portion of distribution	—	834	8,101	3,139	3,916
Number of properties included in operating results (6)	178	167	182	126	101

(1)
Operating expenses include real estate taxes, repairs and maintenance, insurance and utilities and exclude interest, depreciation and amortization and general and administrative expenses.

(2)
At December 31, 2001, the Company had an office property held for sale. This property was the former headquarters of HALO Industries, Inc. (HALO) and is located at 5800 Touhy Avenue in Niles, Illinois. The bankruptcy of HALO caused a reduction in the property value and on December 12, 2001 the Company announced its intention to sell the property. Accordingly, the Company recognized an impairment of this asset based on management's estimate of the fair value of the asset less costs to dispose in accordance with FAS 121.

(3)
Other income (expense) includes gains and losses on property dispositions in 1997, and other miscellaneous operating and non-operating items.

(4)
The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. CenterPoint calculates FFO as net income available to common shareholders, plus real estate depreciation and non-financing amortization, inclusive of fee income and industrial property sales (net of accumulated depreciation) of the Company and its unconsolidated affiliates. The Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business strategy. FFO does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

	2001	2000	1999	1998	1997
Net income available to common shareholders	$17,907	$44,581	$40,442	$25,888	$26,359
Extraordinary item	1,616		582
Depreciation and amortization, net of tax	34,986	32,954	27,351	21,418	15,278
Amortization of deferred financing costs, debentures			23	38	48
Convertible subordinated debenture interest			451	783	999
Accumulated depreciation of sold industrial assets, net of tax	(6,690)	(8,210)	(2,335)	(1,350)
Accumulated depreciation on impaired assets held for sale	(2,006)
Depreciation and amortization from unconsolidated subsidiary, net of tax	391	1,041	553
Accumulated depreciation on sold assets from unconsolidated subsidiary, net of tax	(187)	(8)	(22)
Convertible preferred dividend	3,730	3,745	1,958
Gain on sale of non-industrial properties	(2,070)	—	—	—	—

Funds from operations	$47,677	$74,103	$69,003	$46,777	$42,684

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

(6)
The increase in number of properties in 1997 reflects the acquisition of 21 properties, the completion of seven developments, and the disposition of three properties throughout 1997. The increase in number of properties in 1998 reflects the acquisition of 30 properties, the completion of two developments, and the disposition of six properties throughout 1998. The increase in number of properties in 1999 reflects the acquisition of 61 properties, the completion of three developments, and the disposition of nine properties throughout 1999. The increase in number of properties in 2000 reflects the acquisition of 20 properties, the completion of two developments, and the disposition of 37 properties throughout 2000. The increase in number of properties in 2001 reflects the acquisition of 14 properties, the completion of 5 developments, the consolidation of CRS's 10 properties as of January 1, 2001 and the disposition of 18 properties throughout 2001.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following is a discussion of the historical operating results of the Company. This discussion should be read in conjunction with the Financial Statements and the information set forth under "SELECTED HISTORICAL FINANCIAL DATA."

CenterPoint Value Added Strategy

        The Company's focus on value added investment and capital recycling has contributed to the Company's results of operations. This activity includes investment in acquisitions, build-to-suit, infrastructure development and property redevelopment activities. Since 1989, the Company has grown its portfolio of warehouse/industrial properties from six properties, with approximately 1.9 million square feet, to 178 properties with approximately 29.8 million square feet as of December 31, 2001, including investments within the Company's subsidiaries.

        In 2001, the Company's capital recycling strategy provided $81.0 million of funds for value added acquisitions, investments in construction in progress and investments in properties at the affiliate level. The Company sold 21 owned properties, including three land parcels and acquired and completed the construction of 21 properties, including two land parcels. The Company's total net increase in owned warehouse/industrial properties was 1.4 million square feet or 5.0% of the warehouse/industrial portfolio.

        As part of the Company's capital recycling program, the Company monitors its investment and disposition activity to ensure that it continues to qualify as a REIT. Property investments that may have an adverse impact on the Company's REIT status are acquired by the Company's taxable REIT subsidiary. The Company believes that its disposition activity does not impair its status as a REIT.

CenterPoint's Development Pipeline

        The historical results of the Company reflect the Company's value added property development and redevelopment activities in which substantial capital costs and related expenses were incurred in advance of receipt of rental income. Since 2000, the Company has engaged in infrastructure development at CenterPoint Intermodal Center, partially reimbursed with tax increment financing developer notes. At December 31, 2001, the Company and its subsidiaries had $151.7 million of development costs invested in projects, including 621 acres for the Burlington Northern Santa Fe intermodal yard at CenterPoint Intermodal Center, the approximately 1,300 acres remaining at the park, the International Produce Market in Chicago and other projects. $84.2 million of developer notes relating to these projects were outstanding as of the end of the year. Also, as of December 31, 2001 the sites under development, 0.7 million square feet of industrial properties and the 621 acres of improved land, were scheduled for delivery in 2002, contributing operating income and capital to the Company upon completion or sale.

CenterPoint Joint Venture

        The Company owns 25% of CenterPoint Venture, a partnership with CalEast, which is engaged in property acquisitions, management and dispositions. The $200 million fund was formed to position, package and sell stabilized industrial property investment opportunities routinely passed over by the company due to its more value added focus. The Company provides property management services for the Venture, and also earns fees associated with the administration of the Venture and acquisitions and dispositions completed by the Venture. During 2001, CenterPoint Venture completed six dispositions and three acquisitions. As of December 31, 2001, CenterPoint Venture owned 10 warehouse/industrial properties and had three developments under construction, totaling 2.3 million square feet, which were 94.2% leased.

Critical Accounting Policies and Estimates

        The consolidated financial statements are prepared in accordance with GAAP, which requires the Company to make certain estimates and assumptions. A summary of the Company's significant accounting policies is provided in Note 3 to the consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that require management estimates and judgment.

  •
  When real estate properties are acquired, acquisition costs are allocated to components of the property using relative fair values based on historical experience and the Company's current judgment. These assumptions and estimates impact the amount of costs allocated between land and different categories of building and land improvements, the amount of costs assigned to individual properties in multiple property acquisitions, depreciation expense, and gains or losses recorded on sales of properties.

  •
  For industrial park and multi-phased developments, costs are assigned to individual components of the project when those costs benefit certain sites rather than the whole project. Where specific identification is not practicable or costs incurred benefit the project as a whole, capitalized costs are allocated as follows:

  •
  Site acquisition costs and all other common costs are allocated to each land parcel benefited. Allocation of such costs is based on the relative fair value before construction.

  •
  Site improvement and construction costs are allocated to individual units in the phase on the basis of relative sales value of each unit.

  •
  When allocation based on relative sales value is impracticable, capitalized costs are allocated based on acreage.

  •
  In the event a parcel within a park development is sold prior to completion of the park, the cost of the sold parcel will reflect a pro rata allocation of future common costs.

  •
  Receivables are reported net of an allowance for doubtful accounts and may be uncollectible in the future. The Company reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables; this review process requires the Company to make certain judgments regarding collections that are inherently difficult to predict.

  •
  Tax Increment Financing (TIF) is a municipal financing and planning technique that is widely used to renovate declining areas or redevelop blighted areas while expanding a municipality's tax base. TIFs allow municipalities to make needed public and private improvements by promising to return all or a portion of the real estate tax increase generated by the improvements to the developer for a limited period of time. This contract to pay the tax increment to the developer is usually documented in a redevelopment agreement between the city and the developer and in situations where the developer provides the initial funding of these improvements a corresponding developer note payable from the municipality to the developer is created in an amount equal to agreed upon eligible construction costs. The notes may bear interest but repayment of the notes is, in all cases, dependent on the sufficiency of the increment raised during the repayment period. In the course of business for certain development projects, the Company has obtained TIFs from municipalities in order to finance such improvements as streets, curbs, sidewalks, building demolition, land assemblage, site rehabilitation and other items.

  The Company accounts for developer notes based on the facts and circumstances of the development, the terms of the redevelopment agreement and the deemed collectibility of the underlying TIF. As of December 31, 2001, the Company has two developer notes outstanding;

    one for the 25 acre development underway at the Chicago International Produce Market (CIPM), and one for the approximately 2,000 acre CenterPoint Intermodal Center project. The total principal amount of developer notes held by the Company at December 31, 2001 is $84.2 million, of which $77.0 million has been reserved for due to uncertainty over collection of the underlying TIF.

  •
  In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company will recognize an impairment loss on real estate assets under the following circumstances:

    •
    When an asset is designated to be held for sale and the fair value of the asset less the cost of disposal is less than the asset's carrying value.

    •
    When market conditions or some triggering event has made it certain that the carrying amount of an asset held for use might not be recoverable and the estimated undiscounted cash flows of the asset are insufficient to recover the carrying value of the asset. In such cases, the asset will be reduced to its fair value based on the property's estimated discounted future cash flows.

Results of Operations

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

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

Revenues

        Total revenues increased $5.1 million or 3.2% over the same period last year. Revenue growth was negatively affected by increased vacancies and low same store growth. Also, the Company's revenue growth was affected by the consolidation of CRS. In 2000, the Company earned certain fees from dispositions completed in CRS that are reflected in real estate fee income and equity in affiliate. Similar fees are consolidated in 2001 and reflected in gains on the sale of real estate.

        In the twelve months of 2001, 96.4% of total revenues of the Company were derived primarily from minimum rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties. Operating and investment revenues increased by $5.5 million in 2001 mainly due to the consolidation of CRS properties. Operating and investment revenues remained nearly constant before the effect of the CRS consolidation due to the Company's capital recycling program.

        Other revenues decreased $0.4 million mainly due to the consolidation of CRS and a full period of CenterPoint Venture operations in 2001. Also, the Company structured much of its 2001 merchant transactions as gains on the sale of properties rather than real estate fee income in tune with the Company's capital recycling strategy. Gains are included as a separate item in the statement of operations.

Operating and Nonoperating Expenses

        Real estate tax expense and property operating and leasing (POL) expense, combined, increased by $0.6 million from year to year. The POL increase was offset by lower real estate taxes due to the disposition of certain highly taxed properties in late 2000 and early 2001. The consolidation of CRS increased property operating and leasing costs in addition to higher utility costs in early 2001. The following is a breakdown of the composition of the Company's property operating and leasing costs.

	Year Ended December 31,
	2001	2000
Property operating and maintenance costs	$12,751	$13,019
Property management and leasing	8,979	7,300

Total property operating and leasing	$21,730	$20,319

Total revenues	163,567	158,479
Property operating and leasing costs as a % of total revenues	13.3%	12.8%

        POL costs include operating costs for property management, investment and dispositions, accounting and information systems personnel, consistent with the Company's active portfolio management and investment focus. Property operating and leasing costs, as a percentage of total revenues, increased from 12.8% to 13.3% when comparing 2000 to 2001 due in part to the consolidation of CRS. Property operating and leasing costs incurred on CRS in 2000 were $1.1 million. If the 2000 results of operations included the CRS activity, property operating costs as a percentage of total revenues would have been 13.3% for 2000, more comparable to 2001. In connection with development projects and non-operating property acquisitions, the Company capitalized $1.4 million and $1.2 million in 2001 and 2000, respectively, that would normally be included in property operating and leasing costs.

        General and administrative expenses increased by $0.8 million, only a slight increase, due primarily to the consolidation of CRS. Corporate administration, finance and investor relations are included in the Company's general and administrative expense. As a percentage of total revenues, general and administrative expenses increased from 3.0% to 3.4% when comparing 2001 and 2000.

        Depreciation and amortization increased by $2.4 million due to a full period of depreciation on 2000 acquisitions and a partial period of depreciation on 2001 acquisitions, which were only partially offset by 2001 dispositions.

        Interest incurred decreased by approximately $0.2 million over the same period last year due to lower interest rates in 2001 and the full effect of the late 2000 equity issuance and decrease in average debt balances. In connection with development projects under construction, the Company capitalized $7.2 million and $3.4 million in 2001 and 2000, respectively.

        Gains on the sale of real estate increased in 2001 due to the sale of 21 properties, at a higher margin and gross gain than the 37 properties sold in 2000 and due in part to the consolidation of CRS. If CRS were consolidated in 2000, the Company would have reported an additional $5.6 million in gains on the sale of real estate. Also, in 2001, the Company recognized $8.5 million from previously deferred gains related to property sales in 2000. Finally, as mentioned above, more of the Company's property sales and fees were structured as straight property sales rather than fee income in 2001.

        At December 31, 2001, the Company had a 267,344 square foot office property held for sale. This property was the former headquarters of HALO Industries, Inc. (HALO) and is located at 5800 Touhy Avenue in Niles, Illinois. The bankruptcy of HALO caused a reduction in the property value and on December 12, 2001 the Company announced its intention to sell the property. Accordingly, the Company recognized a $38.0 million impairment of this asset based on management's estimate of the fair value of the asset less costs to dispose in accordance with FAS 121. Prior to the Company's decision to sell the property, the Company estimated that future undiscounted cash flows were sufficient to recover the carrying value of the building.

        An extraordinary item was recorded for the early extinguishment of debt associated with the sale of the Company's residential property, Lake Shore Dunes apartments. The $21.3 million mortgage note payable that was collateralized by the property was assumed by the new owner and the unamortized financing costs were written off.

        Finally, due to the consolidation of CRS, the Company has recorded a provision for income taxes in 2001 as a separate line item in the statement of operations. Prior to 2001 this provision was reflected in equity in income from affiliate.

Net Income and Other Measures of Operations

        Net income decreased $26.7 million or 48.8% mainly due to the impairment of real estate held for sale. Before this charge, net income increased $11.3 or 20.7% due to the growth of the Company through the net acquisition of warehouse/industrial real estate and increased gains on the sale of real estate.

        Funds from operations ("FFO") decreased 35.6% from $74.1 million to $47.7 million, due mainly to the impairment of real estate recorded by the Company. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. CenterPoint calculates FFO as net income available to common shareholders, plus real estate depreciation and non-financing amortization, inclusive of fee income and industrial property sales (net of accumulated depreciation) of the Company and its unconsolidated affiliates. The Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business strategy. FFO exclusive of gains and losses from disposition activities decreased 61.0% from $63.1 million to $24.5 million when comparing periods. FFO does not represent cash flow from operations as defined by GAAP, should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

        Exclusive of the impairment of real estate, net of accumulated depreciation, and the Company's fourth quarter 2001 additions to bad debt and other reserves, totaling $41.5 million, the Company's FFO increased 20.4% from $74.1 million to $89.2 million.

        On a cash basis, when comparing the 2000 results of operations of properties owned January 1, 2000 with the results of operations of the same properties for 2001 (the "same store" portfolio), the Company recognized an increase of approximately 1.0% in net operating income. This low growth was largely due to a 5.1% decline in occupancy in the same store portfolio. However, the Company does not emphasize this measure of operations. The Company does not rely on future unrealized rental growth to add value for our shareholders. Rather, the Company focuses on adding value and recycling capital to increase earnings.

        The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for 2001 was 87.5% compared with 87.6% for 2000.

        The Company also measures its operating performance with its EBITDA margin, adjusted for depreciation on sold properties and its NOI margin. The adjusted EBITDA margin is calculated as EBITDA less depreciation on sold properties divided by total revenues. This margin tracks the Company's operating net earnings compared to total revenues before financing costs. The adjusted

EBITDA margin for 2001 was 56.5% compared to 73.1% for 2000, reflecting the effect of the asset impairment.

        The NOI margin is calculated as operating and investment revenues less real estate taxes and property operating and leasing divided by total operating and investment revenues. This margin, similar to the Net Revenue Margin, measures the percentage of property revenues retained by the Company. The NOI margin for 2001 was 66.6% compared to 65.6% for 2000.

Related Party Transactions in 2001

        Since 2001, the Company has been negotiating the securitization of the Burlington Northern Santa Fe land lease for a portion of CenterPoint Intermodal Center using Legg Mason Wood Walker, Inc., an investment banking firm that employs Thomas Robinson, a trustee of the Company, in a different group within Legg Mason than the one the Company is dealing with. The Company believes this relationship does not compromise the trustee's independence.

        The Company purchased a warehouse/industrial property and assumed related debt with LaSalle National Bank totaling $2.2 million. Norman Bobins, a Company trustee, is an executive of LaSalle Bank and ABN AMRO North America, Inc., the parent Company of LaSalle Bank. The Company believes this relationship does not compromise the trustee's independence.

        The Company earned fees from the Venture totaling $0.8 million and $0.8 million for acquisitions, administrative services and for property management services for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the Company had $0.2 million and $0.4 million receivable for these fees.

        During 2001, the Company sold land to the Venture for a total sale price of $3.7 million. The total gain on the sale was $0.2 million, of which $41,000 was deferred due to its 25% ownership.

        During 2001, the Company purchased a property from the Venture for a purchase price of $2.9 million. The Venture's gain on this sale was $0.2 million. The Company eliminated their pro rata portion of the Venture's gain in the calculation of the Company's equity in income from the Venture.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

Revenues

        Total revenues increased by $19.5 million or 14.1% over the same period last year.

        In the twelve months of 2000, 96.0% of total revenues of the Company were derived primarily from operating and investment revenues, pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties. Operating and investment revenues increased by $29.2 million in 2000. A portion of the increase was due to income from 22 acquired operating properties and completed developments in 2000, totaling 4.0 million square feet, net of 37 dispositions as of the end of the year. The remainder of the increase was attributable to a full period of income from the 1999 acquisition of 61 properties and three build-to-suit properties coming on line, totaling 5.1 million square feet, net of nine property dispositions.

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

Net Income and Other Measures of Operations

        Net income increased $5.9 million or 12.2% due to the growth of the Company through the net acquisition of warehouse/industrial real estate and merchant income.

        Funds from operations ("FFO") increased 7.4% from $69.0 million to $74.1 million.

        On a cash basis, when comparing the same store portfolio results of operations for 1999 to the results of operations for 2000, the Company recognized an increase of approximately 6.2% in net operating income. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

        The net revenue margin for 2000 was 87.6% compared with 88.2% for 1999.

Liquidity and Capital Resources

Operating Cash Flow and Capital Recycling

        Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from asset dispositions, supplemented by unsecured financings and periodic capital raises, have been used to fund, on a long term basis, acquisitions and other capital costs. Cash flow from operations during 2001 was $73.2 million, providing $16.2 million of retained capital after distributions of $57.5 million. The Company expects retained capital and disposition proceeds to continue to fund a significant portion of future investment activities. The Company seeks to dispose assets that offer a low prospective total return relative to their market value. By rationing its invested capital, the volume of dispositions is proportionate to the volume of investment and the availability of debt and equity capital. The Company seeks to maximize per share cash flow and value.

        In 2001, the Company's investment activities included acquisitions of $66.9 million, advances for construction in progress of $110.7 million, and improvements and additions to properties of $17.6 million. These activities were funded with dispositions of real estate of $81.0 million, advances on the Company's lines of credit and a portion of the Company's retained capital.

Equity and Share Activity

        During 2001, the Company paid distributions on common shares of $47.4 million or $2.10 per share. Also, in 2001, the Company paid dividends on Series A Preferred Shares of $6.4 million or $2.12 per share and $3.7 million for dividends on Series B Convertible Preferred Shares or $3.75 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company's unsecured line of credit and (iv) terms of future debt agreements.

Debt Capacity

        The Company seeks to maintain capacity larger than its expected two years investment requirements, considering all available funding sources. At December 31, 2001, the Company's debt constituted approximately 31.7% of its fully diluted total market capitalization. Also, the Company's earnings before interest, taxes, depreciation and amortization, ("EBITDA") to debt service coverage ratio decreased from the prior year, but remained high at 3.2 to 1, and the Company's EBITDA to fixed charge coverage ratio was 2.4 to 1 due to preferred dividends. For the fourth quarter of 2001, the Company received a waiver for its debt covenants related to these coverage ratios. The waiver allowed the Company to exclude the non-cash charge for impairment of real estate held for sale that was incurred in the fourth quarter. Excluding the impairment, these ratios were 4.5 to 1 and 3.4 to one, respectively. The Company's common equity market capitalization was approximately $1.1 billion, and its fully diluted total market capitalization was approximately $1.9 billion.

        Standard and Poors, Fitch, Duff & Phelps Credit Rating Co. and Moody's Investors Service's have assigned investment grade ratings to the Company's senior unsecured debt and preferred stock issuable under the Company's shelf registration statement.

Liquidity

        The Company believes it has strong liquidity and capital resources available to meet its current needs. The Company has a $350.0 million unsecured credit facility with a termination date of October, 2003 and interest rate of LIBOR plus 100 basis points. The unsecured facility is led by Bank One, Lead Arranger and Administrative Agent. Other banks participating in the facility are Bank of America, N.A., Syndication Agent; First Union National Bank, Documentation Agent; U.S. Bank National Association, Managing Agent; Commerzbank AG, Managing Agent; AmSouth Bank, Managing Agent; LaSalle National Bank; Citizens Bank; South Trust Bank; Firstar Bank; ErsteBank; The Northern Trust Company; Comerica Bank; and Key Bank.

        As of March 12, 2002, the Company had outstanding borrowings of $151.5 million under the Company's unsecured line of credit (approximately 7.8% of the Company's fully diluted total market capitalization), and the Company had remaining availability of $198.5 million under its unsecured line of credit.

Risks, Uncertainties and Capital Opportunities

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

        The Company's operating cash flows face the following significant risks and uncertainties:

  •
  The Company's ability to re-lease existing or new vacant spaces with favorable lease terms, limiting the Company's exposure to costs incurred during vacancy.

  •
  The Company's need to complete tenant related improvements for spaces in order maintain favorable lease terms for which the tenants may not reimburse the Company.

  •
  The Company may incur costs for building-related capital improvements necessary to maintain the useful life and enhance the utility of their properties.

  •
  Tenant financial difficulties including their ability to pay rent.

        Long-term (greater than one year) capital needs for property acquisitions, scheduled debt maturities, major redevelopment projects, expansions, and construction of build-to-suit properties will be supported, initially by diposition proceeds, supplemented by draws on the Company's unsecured line of credit, followed by the issuance of long-term unsecured indebtedness and if necessary equity issuance. Finally, proceeds from developer notes backed by tax increment financing arrangements will also be used to fund future development costs.

        In addition, during 2002 the Company is actively pursuing capital strategies that include monetization of the Burlington Northern Santa Fe ground lease at CenterPoint Intermodal Center and the sale of all or a portion of its TIF backed developer notes held in conjunction with the International Produce Market and CenterPoint Intermodal Center. In the future the Company expects to be reimbursed through developer notes backed by tax increment financing arrangements for up to $133.5 million in construction costs incurred related to developing CenterPoint Intermodal Center and the Chicago International Produce Market (CIPM). As of December 31, 2001 $7.2 million, representing principal, has been recognized as a reduction to the basis (for principal of the notes) in the CIPM project and $0.2 million has been recorded as interest income. The remaining developer notes relate to CenterPoint Intermodal Center and have not been reflected in the financial statements due to uncertainties related to collection.

        The Company faces the following significant risks and uncertainties related to its long term liquidity and capital resources:

  •
  As part of the Company's capital recycling strategy, the Company disposes and acquires properties utilizing 1031 tax-free exchanges. If market conditions make it difficult to complete a 1031 transaction, the sale could become taxable.

  •
  If real estate market or economic conditions in the greater Chicagoland area decline, this would greatly affect the Company and its tenants.

  •
  The market's ability to absorb newly constructed space and market vacancies.

  •
  The Company's ability to refinance its existing indebtedness with favorable terms. The Company's risks related to interest rate increases are discussed in Item 7a.

  •
  The Company's effectiveness at controlling construction costs related to current and future developments in order to meet projected returns and leasing terms.

  •
  As a REIT, the Company must distribute 90% of its annual ordinary taxable income, which limits the amount of cash it has available for other business purposes, including amounts to fund long-term capital needs.

  •
  If needed, the Company's ability to raise capital through the issuance of preferred shares, common shares or securities that are convertible into common shares at favorable terms.

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

        This statement retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. These provisions are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are applied prospectively. As individual properties will qualify as components under the provisions of FAS No. 144, the Company expects the operations of all properties sold or classified as held for sale after December 31, 2001 to be shown as discontinued operations. In addition, operations for such properties for all prior periods presented will be reclassified to discontinued operations.

Forward Looking Statements

        This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT, environmental risks and the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities. See also, Items 3 and 7A of Part I of this report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

        At December 31, 2001, $175.6 million or 29.9% of the Company's debt was variable rate debt (inclusive of tax exempt debt at a rate of 1.8% as of December 31, 2001) and $410.9 million or 70.1% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of December 31, 2001, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.5 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would effect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt. The Company is subject to other non-quantifiable market risks due to the nature of its business. The business of owning and investing in real estate is highly competitive. Several factors may adversely affect the economic performance and value or our properties and the Company. These factors include, but are not limited to:

  •
  Adverse changes in general or local economic conditions affecting real estate values, rental rates, interest rates, real estate tax rates and other operating expenses.

  •
  Competitive overbuilding.

  •
  Inability to keep high levels of occupancy.

  •
  Tenant defaults.

  •
  Unfavorable changes in governmental rules and fiscal policies (including rent control legislation).

  •
  Ability to sell properties.

  •
  Acts of God, acts of terrorism, war and other factors that are beyond the Company's control.

Item 8.    Financial Statements and Supplementary Data.

        See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K for the financial statements and financial statement schedules.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Item 10 is incorporated herein pursuant to General Instruction G to Form 10-K by reference to pages 2 through 6 of the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

        Item 11 is incorporated herein pursuant to General Instruction G to Form 10-K by reference to pages 10 through 12 of the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Item 12 is incorporated herein pursuant to General Instruction G to Form 10-K by reference to pages 7 through 9 of the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions.

        Item 13 is incorporated herein pursuant to General Instruction G to Form 10-K by reference to material under the caption "Certain Related Party Transactions" in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

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

  (b)
  Reports on Form 8-K.

  (b)
  Exhibits

Exhibit Number	Description
(a)3.1	Declaration of Trust, as supplemented by Articles Supplementary
(a)3.2	Bylaws, as amended
(b)4.1	Registration Rights Agreement between the Company and LaSalle Advisors Limited Partnership
(c)4.2	Rights Amendment dated as of July 30, 1998 between CenterPoint Properties Trust and First Chicago Trust Company of New York, as Rights Agent.
4.3	Indenture dated as of April 17, 1998 between CenterPoint Properties Trust and U.S. Bank Trust National Association.
(d)4.4	First Supplemental Indenture dated as of April 7, 1998 between CenterPoint Properties Trust and U.S. Bank Trust National Association.
(e)4.5	Second Supplemental Indenture dated as of October 23, 1998 between CenterPoint Properties Trust and U.S. Bank Trust National Association.
(e)10.1	Form of Employment and Severance Agreement between the Company and each of John S. Gates, Jr, Paul S. Fisher, Rockford O. Kottka, Paul T. Ahern and Mike M. Mullen
(a)10.2	CenterPoint Properties Amended and Restated 1993 Stock Option Plan, as amended
(b)10.3	1995 Restricted Stock Incentive Plan
(b)10.4	1995 Director Stock Plan
(f)10.5	2000 Omnibus Employee Retention and Incentive Plan
(f)10.6	Limited Liability Company Agreement of CenterPoint Venture, L.L.C., dated as of December 29, 1999 by and between CenterPoint Realty Services Corporation and CalEast Industrial Investors, L.L.C. (Upon request by the Commission, the Company agrees to furnish to the Commission, supplementary, any schedules or exhibits that are omitted from this document.)
(g)10.10	Stock Grant Agreement between the Company and each of John S. Gates, Jr, Rockford O. Kottka, Paul T. Ahern and Mike M. Mullen
(g)10.11	Stock Option Agreement between the Company and each of John S. Gates, Jr, Paul S. Fisher, Rockford O. Kottka and Mike M. Mullen

(g)10.12	Stock Option Agreement between the Company and each of Alan D. Feld, John J. Kinsella, Martin Barber, Nicholas Babson, Norman Bobins, Thomas E. Robinson and Robert Stovall
21	Subsidiaries of the Company
23	Consent of Independent Accountants

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

(c)
Incorporated by reference to the Company's Current Report on Form 8-K dated August 3, 1998

(d)
Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-18235)

(e)
Incorporated by reference to the Company's Current Report on Form 8-K dated October 30, 1998

(f)
Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999

(g)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2001

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2002.

CENTERPOINT PROPERTIES TRUST, a Maryland business trust
By:	/s/ JOHN S. GATES, JR. John S. Gates, Jr., Chief Executive Officer
By:	/s/ PAUL S. FISHER Paul S. Fisher, Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ MARTIN BARBER	Martin Barber, Co-Chairman and Trustee	March 12, 2002
/s/ JOHN S. GATES, JR.	John S. Gates, Jr., Co-Chairman and Trustee, Chief Executive Officer (Principal Executive Officer)	March 12, 2002
/s/ ROBERT L. STOVALL	Robert L. Stovall, Vice Chairman and Trustee	March 12, 2002
/s/ NICHOLAS C. BABSON	Nicholas C. Babson, Trustee	March 12, 2002
/s/ ALAN D. FELD	Alan D. Feld, Trustee	March 12, 2002
/s/ PAUL S. FISHER	Paul S. Fisher, Trustee, Executive Vice-President and Chief Financial Officer, President of Subsidiaries (Principal Financial and Accounting Officer)	March 12, 2002
/s/ MICHAEL M. MULLEN	Michael M. Mullen, Trustee, President and Chief Operating Officer	March 12, 2002
/s/ THOMAS E. ROBINSON	Thomas E. Robinson, Trustee	March 12, 2002
/s/ NORMAN BOBINS	Norman Bobins, Trustee	March 12, 2002

CENTERPOINT PROPERTIES TRUST

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page(s)
Consolidated Financial Statements:
Report of Independent Accountants	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-6
Notes to Consolidated Financial Statements	F-7 to F-32
Financial Statement Schedules:
Report of Independent Accountants	F-33
Schedule II—Valuation and Qualifying Accounts	F-34
Schedule III—Real Estate and Accumulated Depreciation	F-35 to F-43

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and
Shareholders of CenterPoint Properties Trust

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of CenterPoint Properties Trust and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                      /s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 11, 2002

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	December 31,
	2001	2000
ASSETS
Assets:
Investment in real estate:
Land	$171,247	$163,056
Buildings	731,749	729,103
Building improvements	120,753	109,821
Furniture, fixtures, and equipment	22,473	23,607
Construction in progress	151,678	59,225

	1,197,900	1,084,812
Less accumulated depreciation	(120,223)	(98,956)
Real estate held for sale, net of depreciation	22,555	17,277

Net investment in real estate	1,100,232	1,003,133
Cash and cash equivalents	1,851	1,060
Restricted cash	2,437	27,429
Tenant accounts receivable, net	31,890	30,112
Mortgage notes receivable	7,561	3,927
Investment in and advances to affiliate	10,732	62,165
Prepaid expenses and other assets, net	13,383	8,136
Deferred expenses, net	14,585	19,273

	$1,182,671	$1,155,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable and other debt	$60,927	$81,444
Senior unsecured debt	350,000	350,000
Tax-exempt debt	44,100	44,100
Line of credit	131,500	72,200
Preferred dividends payable	1,060	1,060
Accounts payable	15,493	15,348
Accrued expenses	56,381	48,963
Rents received in advance and security deposits	9,415	7,734

	668,876	620,849

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized:
Series A shares, 3,000,000 issued and outstanding having a liquidation preference of $25 per share ($75,000)	3	3
Series B convertible shares, 994,712 and 994,712 issued and outstanding, respectively, having a liquidation preference of $50 per share ($49,736 and $49,736, respectively)	1	1
Common shares of beneficial interest, $.001 par value, 47,727,273 shares authorized; 22,753,913 and 22,283,930 issued and outstanding, respectively	23	22
Additional paid-in-capital	587,972	573,430
Retained earnings (deficit)	(66,285)	(36,769)
Unearned compensation—restricted shares	(7,919)	(2,301)

Total shareholders' equity	513,795	534,386

	$1,182,671	$1,155,235

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

	Years Ended December 31,
	2001	2000	1999
Revenue:
Operating and investment revenue:
Minimum rents	$117,560	$112,851	$91,584
Straight-line rents	4,582	5,219	4,844
Expense reimbursements	34,440	33,546	25,980
Mortgage interest income	1,017	482	526

Total operating and investment revenue	157,599	152,098	122,934

Other revenue:
Real estate fee income	2,660	6,677	13,874
Equity in net income (loss) of affiliate	3,308	(296)	2,128

Total other revenue	5,968	6,381	16,002

Total revenue	163,567	158,479	138,936

Expenses:
Real estate taxes	30,994	31,818	25,728
Property operating and leasing	21,730	20,319	15,457
General and administrative	5,566	4,812	4,258
Depreciation and amortization	35,391	32,954	27,351
Interest expense:
Interest incurred, net	30,778	30,976	19,954
Amortization of deferred financing costs	2,376	2,155	1,905
Impairment of asset held for sale	37,994	—	—

Total expenses	164,829	123,034	94,653

Operating income (loss)	(1,262)	35,445	44,283
Other income (expense):
Gain on sale of real estate	32,014	19,228	5,086
Other income (expense)	—	13	(27)

Income before income taxes and extraordinary item	30,752	54,686	49,342
Provision for income taxes	(1,139)	—	—

Income before extraordinary item	29,613	54,686	49,342
Extraordinary item, early extinguishment of debt	(1,616)	—	(582)

Net income	27,997	54,686	48,760
Preferred dividends	(10,090)	(10,105)	(8,318)

Net income available to common shareholders	$17,907	$44,581	$40,442

Per share net income available to common shareholders before extraordinary item:
Basic	$0.86	$2.13	$2.02
Diluted	$0.84	$2.09	$1.99
Per share net income available to common shareholders:
Basic	$0.79	$2.13	$1.99
Diluted	$0.77	$2.09	$1.96
Distributions per common share	$2.10	$2.01	$1.90

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except for share information)

	Preferred Shares, Series A		Convertible Preferred Shares, Series B		Class B Common Shares
							Common Shares
											Unearned Compensation Restricted Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)		Total Shareholders' Equity
Balance, December 31, 1998	3,000,000	$3	0	$0	1,398,088	$1	18,753,474	$19	$449,229	($41,497)	($296)	$407,459
Issuance of preferred shares, Series B less $2,331 of offering costs			1,000,000	1					47,668			47,669
Conversion of Class B common shares to common shares					(1,398,088)	(1)	1,398,088	1
Conversion of convertible subordinated debentures to common shares							441,511	1	8,028			8,029
Shares issued for stock options exercised							53,670		1,421			1,421
Director share awards							3,058		110			110
Amortization of unearned compensation											49	49
Distributions declared on common shares, $1.90 per share										(38,081)		(38,081)
Distributions declared on Class B common shares, $1.46 per share										(494)		(494)
Distributions declared on preferred shares, Series A, $2.12 per share										(6,360)		(6,360)
Distributions declared on convertible preferred shares, Series B, $1.96 per share										(1,958)		(1,958)
Net income										48,760		48,760

Balance, December 31, 1999	3,000,000	3	1,000,000	1	0	0	20,649,801	21	506,456	(39,630)	(247)	466,604
Issuance of common shares, less $1,792 of offering costs							1,500,362	1	63,098			63,099
Conversion of convertible preferred shares, Series B to common shares			(5,288)				5,797
Shares issued for share options exercised							51,802		1,207			1,207
Director share awards							2,640		100			100
Employee share awards							76,609		2,677		(2,677)
Amortization of unearned compensation											515	515
Retirement of employee share awards							(3,081)		(108)		108
Distributions declared on common shares, $2.01 per share										(41,720)		(41,720)
Distributions declared on preferred shares, Series A, $2.12 per share										(6,360)		(6,360)
Distributions declared on convertible preferred shares, Series B, $3.75 per share										(3,745)		(3,745)
Net income										54,686		54,686

Balance, December 31, 2000	3,000,000	3	994,712	1	0	0	22,283,930	22	573,430	(36,769)	(2,301)	534,386
Shares issued for share options exercised		7,826					324,258	1	7,825
Director share awards							1,720		80			80
Employee share awards							147,400		6,766		(6,766)
Amortization of unearned compensation											1,019	1,019
Retirement of employee share awards							(3,395)		(129)		129
Distributions declared on common shares, $2.10 per share										(47,423)		(47,423)
Distributions declared on preferred shares, Series A, $2.12 per share										(6,360)		(6,360)
Distributions declared on convertible preferred shares, Series B, $3.75 per share										(3,730)		(3,730)
Net income										27,997		27,997

Balance, December 31, 2001	3,000,000	$3	994,712	$1	0	$0	22,753,913	$23	$587,972	($66,285)	($7,919)	$513,795

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$27,997	$54,686	$48,760
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of asset	37,994
Extraordinary item-early extinguishment of debt	1,616		582
Bad debts	1,439	430	659
Depreciation	32,470	30,529	25,444
Amortization of deferred financing costs	2,376	2,155	1,905
Other amortization	2,921	2,425	1,982
Straight-line rents	(4,582)	(5,219)	(4,844)
Incentive stock awards	1,099	615	49
Interest on converted debentures			108
Equity in net (income) loss of affiliate	(3,308)	296	(2,128)
Gain on disposal of real estate	(32,014)	(19,228)	(5,086)
Net changes in:
Tenant accounts receivable	1,197	(5,114)	2,974
Prepaid expenses and other assets	2,691	(3,850)	(13)
Rents received in advance and security deposits	2,098	1,245	1,036
Accounts payable and accrued expenses	(765)	12,548	3,970

Net cash provided by operating activities	73,229	71,518	75,398

Cash flows from investing activities:
Change in restricted cash	24,268	4,602	2,093
Acquisition of real estate	(66,869)	(130,735)	(150,241)
Construction in progress	(110,670)	(70,715)	(50,409)
Improvements and additions to properties	(17,598)	(43,265)	(43,201)
Disposition of real estate	80,961	110,972	52,196
Change in deposits on acquisitions	789	2,800	(2,918)
Issuance of mortgage notes receivable	(1,269)		(4,287)
Repayment of mortgage notes receivable	15,599	9,543	2,057
Investment in and advances to affiliate	1,411	51,624	(68,159)
Acquisition of CRS, net of cash received	151
Receivables from affiliates and employees	96	(183)	28
Additions to deferred expenses	(3,371)	(9,433)	(9,520)

Net cash used in investing activities	(76,502)	(74,790)	(272,361)

Cash flows from financing activities:
Proceeds from sale of preferred shares			50,000
Proceeds from sale of common shares	7,825	66,098	1,531
Offering costs paid		(1,792)	(2,332)
Proceeds from issuance of unsecured bonds		150,000	100,000
Proceeds from line of credit	155,500	186,900	339,300
Repayment of line of credit	(100,333)	(336,400)	(195,200)
Repayment of revenue bonds payable		(10,900)	(20,540)
Proceeds from issuance of mortgage notes payable			21,605
Repayments of mortgage notes payable	(1,415)	(1,254)	(47,477)
Repayments of notes payable Distributions	(57,513)	(51,825)	(46,893)
Conversion of convertible subordinated debentures payable			(1)

Net cash provided by financing activities	4,064	827	199,993

Net change in cash and cash equivalents	791	(2,445)	3,030
Cash and cash equivalents, beginning of year	1,060	3,505	475

Cash and cash equivalents, end of year	$1,851	$1,060	$3,505

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

3. Summary of Significant Accounting Policies

  Revenue Recognition

        Minimum rents are recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount that straight-line rental revenue exceeds rents due under the lease agreements. Unbilled rents receivable, included in tenants accounts receivable, at December 31, 2001 and 2000 were $22,475 and $19,406, respectively. Recoveries from tenants for taxes, insurance and other property operating expenses are recognized in the period the applicable costs are incurred.

        Real estate fee income includes revenues recognized for consulting services provided by the Company, participation interest, merchant related transactions and $0 in 2001, $0 in 2000, and $2,584 in 1999 of tenant lease termination fees. In 2001, participation interest charges by the Company to CRS are eliminated upon consolidation and are shown in gains on the sale of real estate.

        The Company provides an allowance for doubtful accounts against the portion of accounts receivable and notes receivable which is estimated to be uncollectible. Specifically, the Company allows for identified troubled accounts and also provides a general reserve. Accounts receivable and prepaid expenses and other assets in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,617 and $505 as of December 31, 2001 and 2000, respectively.

  Deferred Expenses

        Deferred expenses consist principally of financing fees and leasing commissions. Leasing commissions are amortized on a straight-line basis over the terms of the respective lease agreements. Financing costs are amortized over the terms of the respective loan agreements.

  Properties

        Real estate assets are stated at cost. Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

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

        The Company reviews the carrying value of its investments in real estate for impairment in accordance with the Statements of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company will recognize an impairment loss on real estate assets under the following circumstances:

  •
  When an asset is designated to be held for sale and the fair value of the asset less the cost of disposal is less than the asset's carrying value.

  •
  When market conditions or some triggering event has made it certain that the carrying amount of an asset held for use might not be recoverable and the estimated undiscounted cash flows of the asset are insufficient to recover the carrying value of the asset. In such cases, the asset will be reduced to its fair value based on the property's estimated discounted future cash flows.

  Preacquisition costs

        These costs are capitalized and included in prepaid expenses when incurred if they are directly identifiable with a specific property that the Company is actively seeking to acquire. If the Company ceases pursuit of a property or the property cannot be purchased for other reasons the Company will write off capitalized preacquisition costs related to the property.

  Construction in Progress

        Construction in progress consists of properties currently under development. Land acquisition costs and direct and indirect construction costs (including costs of the Company's development department) are classified as construction in progress until the property or building is completed. During the construction period property taxes and insurance associated with the property under construction are capitalized as property cost. In addition, interest is capitalized monthly based on the average construction balance multiplied by the Company's weighted average interest on debt outstanding during the month. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. At this time the project is placed in service, depreciated accordingly and reclassified into land and building.

        For industrial park and multi-phased developments, costs are assigned to individual components of the project when those costs benefit certain sites rather than the whole project. Where specific identification is not practicable or costs incurred benefit the project as a whole, capitalized costs are allocated as follows:

  •
  Site acquisition costs and all other common costs are allocated to each land parcel benefited. Allocation of such costs is based on the relative fair value before construction.

  •
  Site improvement and construction costs are allocated to individual units in the phase on the basis of relative sales value of each unit.

  •
  When allocation based on relative sales value is impracticable, capitalized costs are allocated based on acreage.

  •
  In the event a parcel within a park development is sold prior to completion of the park, the cost of the sold parcel will reflect a pro rata allocation of future common costs.

  Real Estate Held for Sale

        The Company classifies properties under contract for sale, or assets otherwise designated for sale by management as of the end of the quarter as real estate held for sale. The assets are stated at the lesser of cost net of accumulated depreciation or fair value, and depreciation expense ceases until the consummation of the sale.

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

  Developer Notes (Tax Increment Financing)

        Tax Increment Financing (TIF) is a municipal financing and planning technique that is widely used to renovate declining areas or redevelop blighted areas while expanding a municipality's tax base. TIFs allow municipalities to make needed public and private improvements by promising to return all or a portion of the real estate tax increase generated by the improvements to the developer for a limited period of time. This contract to pay the tax increment to the developer is usually documented in a redevelopment agreement between the city and the developer and in situations where the developer provides the initial funding of these improvements a corresponding developer note payable from the municipality to the developer is created in an amount equal to agreed upon eligible construction costs. The notes may bear interest but repayment of the notes is in all cases dependent on the sufficiency of the increment raised during the repayment period. In the course of business for certain development projects, the Company has obtained TIFs from municipalities in order to finance such improvements as streets, curbs, sidewalks, building demolition, land assemblage, site rehabilitation and other eligible items.

        The Company accounts for developer notes based on the facts and circumstances of the development, the terms of the redevelopment agreement and the deemed collectibility of the underlying TIF.

  Investment in and Advances to Affiliate

        The Company accounts for its investment in affiliates in which the Company does not have operational control or a majority interest using the equity method whereby its cost of the investment is adjusted for its share of equity in net income or loss from the date of acquisition and reduced by distributions received.

  Consolidation

        The Company's consolidated financial statements include all of its accounts and other entities in which the Company has control. Significant intercompany accounts and transactions have been eliminated in consolidation.

  CenterPoint Materials Corporation:

        Pursuant to the redevelopment agreement related to CenterPoint Intermodal Center, the Company has established a procurement company on the site. The purpose of the procurement company is to capture sales taxes for the benefit of the town of Elwood, Illinois. In addition, a portion of the sales taxes collected by the town of Elwood will be used to repay the developer notes held by the Company described in note 7. The Company accounts for the activities of the procurement company by netting material sales with material purchases and associated costs.

  Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Factors that may affect CenterPoint's estimates include:

  •
  The Company's ability to collect on receivables from bankrupt tenants including the Company's HALO rents receivable and lease claim.

  •
  The ability to sell the HALO building and the ultimate proceeds upon sale.

  •
  The city of Chicago's ability to collect tax increment proceeds and fund the developer notes according to the CIPM development agreement, thereby supporting the value of the TIF notes recorded by the Company.

  •
  The city of Elwood's ability to collect tax increment proceeds and fund the developer notes according to the CenterPoint Intermodal Center redevelopment agreement. Currently this tax increment has not been demonstrated and the notes are reserved against.

  Income Taxes

        The Company qualified as a real estate investment trust ("REIT") under sections 856-860 of the Internal Revenue Code beginning January 1, 1994. In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable ordinary income in 2001 (95% in 2000 and 1999) to shareholders and to meet certain asset and income tests as well as certain other requirements. As a REIT, the Company will generally not be liable for Federal income taxes to the extent that it distributes its ordinary and net capital gain income to its shareholders.

        CRS, the Company's wholly owned subsidiary, is subject to income taxes. In accordance with FAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry forwards of CRS. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

  Fair value of Financial Instruments

        The Company's financial instruments include cash equivalents, tenant accounts receivable, mortgage and other notes receivable, accounts payable, other accrued expenses, notes payable, and mortgage loans payable. The Company assesses the fair value of these instruments based on market rates for financial instruments with similar terms.

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

        This statement retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. These provisions are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are applied prospectively. As individual properties will qualify as components under the provisions of FAS No. 144, the Company expects the operations of all properties sold or classified as held for sale after December 31, 2001 to be shown as discontinued operations. In addition, operations for such properties for all prior periods presented will be reclassified to discontinued operations.

4. Property Acquisitions and Dispositions

        During each of the years ended December 31, 2001, 2000 and 1999, the Company acquired 16, 22 and 64 properties, respectively, consisting principally of single-tenant buildings for an aggregate purchase price of approximately $69,899, $134,933 and $153,903, respectively. In 1999, 10 and 31 of the properties were acquired in two separate portfolios. The properties were funded with borrowings under the Company's lines of credit, proceeds from properties sold during 2001, 2000, and 1999, proceeds of public offerings of the Company's common shares completed in 2000, and proceeds of public offerings of the Company's preferred shares completed in 1999. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the results of operations of the acquired properties are included in the consolidated statements of operations from the dates of acquisition.

        The Company disposed of 18 properties and 3 land parcels in 2001, 37 properties during 2000 and nine properties during 1999 for aggregate proceeds of approximately $80,961, $110,972 and $52,196, respectively. In 2000, 19 of the properties were disposed of as a single portfolio.

        Due to the effect of securities offerings in November 2000 and June 1999 and the 1999, 2000 and 2001 acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the twelve months ended December 31, 2001 and 2000 is presented as if the 2000 and 2001 acquisitions and dispositions, the 2000 securities offering, and the corresponding repayment of certain debt had all occurred on January 1, 2000 (or the date the property first commenced operations with a third party tenant, if later). The 1999 unaudited pro forma information is presented as if the 2000 and 1999 offerings, the corresponding repayment of certain debt, and the 2000 and 1999 acquisitions and dispositions had all occurred on January 1, 1999. The pro forma information is based upon historical information and does not purport to present what actual results would have been had the offerings and related transactions, in fact, occurred at the beginning of 2000 or 1999, or to project results for any future period.

	Pro forma for the Years
	Ended December 31, (Unaudited)
	2001	2000	1999
Total revenues	$159,773	$140,408	$128,441
Total expenses	129,314	83,587	74,230

Income before extraordinary item	30,459	56,821	54,211
Provision for income tax	(1,139)	—	—
Preferred dividends	(10,090)	(10,105)	(10,118)

Income available to common shareholders before extraordinary item	$19,230	$46,716	$44,093

Per share income available to common shareholders before extraordinary item:
Basic	$0.85	$2.10	$2.02
Diluted	$0.83	$2.06	$1.97
Weighted average common shares outstanding—basic	22,598,613	22,248,575	21,815,701
Weighted average common shares outstanding—diluted	23,172,257	22,694,808	22,359,873

5. Mortgage Notes Receivable

        As of December 31, 2001, the Company had mortgage notes receivable outstanding of $7,561. The notes bear interest at rates ranging from 6.5% to 8.0% and mature at dates ranging from January, 2002 to December, 2006. As of December 31, 2000, the Company had mortgage loans receivable outstanding of $3,927, bearing interest ranging from 6.5% to 10.5% and maturing at dates ranging from December, 2006 to December, 2010. Certain notes require payment of interest and principal monthly. The following schedule presents the principal payments and balances due upon maturity for mortgage notes receivable as of December 31, 2001:

2002	$1,914
2003	166
2004	178
2005	191
2006	195
Thereafter	4,917

Total	$7,561

        Land and buildings have been pledged as collateral for the above notes receivable.

6. Investment in and Advances to Affiliates

        As of January 1, 2001, the Company purchased all the remaining interest in CRS, which has made the election to be treated as a taxable REIT subsidiary. Prior to 2001, the Company held approximately 99% of the economic interest in CenterPoint Realty Services Corporation ("CRS"). To maintain compliance with limitations on income from business activities received by REITs and their qualified REIT subsidiaries, the Company held its interest in CRS in the form of non-voting equity ownership, which qualified as an unconsolidated taxable subsidiary. Since its inception in 1995, CRS has been engaged in the development, purchase and sale of warehouse/industrial real estate, and has provided third party consulting services in conjunction with other merchant activities.

        Summarized financial information of CRS as of December 31, 2000 and the years ended December 31, 2000 and 1999 (periods not consolidated) is shown below.

Balance Sheet:

December 31, 2000
Assets:
Land	$10,560
Buildings	26,497
Construction in progress	22,665

59,722
Less accumulated depreciation	(702)
Real estate held for sale, net of depreciation	918

59,938
Other assets	2,705
Investment in affiliate	8,832
Notes receivable	3,322

$74,797

Liabilities:
Note payable to affiliate—CenterPoint Properties Trust	$60,534
Participation interest due to CenterPoint Properties Trust	43
Other liabilities	12,672

73,249
Stockholders' equity	1,548

$74,797

Statements of Operations:

	Years Ended December 31,
	2000	1999
Income:
Property sales	$84,022	$80,064
Rental income	5,595	5,070
Equity in net income (loss) of affiliate	(451)	233
Interest income	663	1,554
Other income	150

	89,979	86,921

Expenses:
Cost of property sales	78,456	65,374
Participation interest	3,607	8,637
Other expenses	3,120	2,085
Depreciation and amortization	1,295	1,206
Interest	5,704	5,943

	92,182	83,245

Provision (benefit) for income taxes	(1,904)	1,526

Net income (loss)	$(299)	$2,150

        Participation interest in 2000 excludes a $2,708 charge to CRS related to the sale of a property from CRS to the Company because that same charge was eliminated on the Company's income statement.

        CRS owned ten warehouse/industrial properties, totaling 0.9 million square feet, as of December 31, 2000, which were in service and 57% occupied. CRS also had two warehouse/industrial properties under construction as of December 31, 2000, and owned seven land parcels for future development as of December 31, 2000.

        As of December 31, 2000, the Company had an outstanding balance due from CRS of $60,534, under a series of demand loans with interest rates ranging from 8.125% to 10.125%. The proceeds of the loans were required for development projects and acquisitions.

        CRS owns 25% of CenterPoint Joint Venture, L.L.C. (the "Venture") which is engaged to position, package and sell stabilized industrial property investment opportunities. CalEast, a partnership of the California Public Employees Retirement System and Jones Lang LaSalle own the remaining 75% of the Venture. Members make capital contributions equal to their respective pro-rata ownership percentages. The Company can earn a promote distribution once all 11% cumulative preferred distributions have been paid in accordance with the Venture agreement dated December 29, 1999, incorporated by reference to the Company's Annual Report on Form 10K/A for the fiscal year ended December 31, 1999. All cash distributions are paid at the end of each calendar quarter, to each member.

        In conjunction with the consolidation of CRS, the Company's investment in affiliate as of December 31, 2001 and equity in affiliate for the year ended December 31, 2001 include the Venture.

        Summarized financial information for the Venture is shown below:

Balance Sheet:

December 31, 2001
Assets:
Net investment in real estate	$81,624
Other assets	16,741

$98,365

Liabilities:
Lines of credit	60,275
Other liabilities	8,708

68,983
Members' equity	29,382

$98,365

Statement of Operations:

Year Ended December 31, 2001
Rental revenue	$13,792
Operating expenses:
Real estate taxes, property operating and leasing costs	3,584
Depreciation and amortization	3,046
Interest	3,342

9,972
Operating income	3,820
Gain on disposal of assets	5,289

Net income	$9,109

        The Venture owned nine warehouse/industrial properties, totaling 1.9 million square feet (unaudited), as of December 31, 2001, which were 94.2% leased (unaudited). The Venture also had three properties under construction.

        In 2000, CRS paid an additional $1.8 million in syndication fees relating to the Venture and is amortizing this on a straight-line basis over the life of the Venture, 7 years. Amortization of the syndication fees of $257 is included in equity in net income (loss) of affiliates on the Company's

Consolidated Statement of Operations for the twelve months ended December 31, 2001. Unamortized syndication fees of $1,307 are included in investments in affiliates in the Company's Consolidated Balance Sheets as of December 31, 2001.

7. Developer Notes (Tax Increment Financing)

        As of December 31, 2001, the Company has two developer notes outstanding; one for the 25 acre development underway at the Chicago International Produce Market (CIPM), and one for the 2,000 acre CenterPoint Intermodal Center.

        The CIPM developer note, bearing tax exempt interest at 8.5% and terminating in 2022, is with the city of Chicago and will be serviced by the tax increment raised by the entire Pilson District of Chicago (907 acres), which is a neighborhood being redeveloped and currently producing tax increment. The CIPM is in the Pilson District and represents 2.8% of the districts developable land. The CIPM building is scheduled for completion in early 2002. It is 100% pre-sold and estimated to provide additional tax increment to the Pilson District starting in 2003. Accordingly, the Company is confident in the collectibility of the CIPM TIF and has therefore recognized the developer notes as a separate asset with a corresponding reduction to the basis in the CIPM development for the principal value of developer notes, $7,197 as of December 31, 2001. These notes are presented in prepaid expenses and other assets. Interest accrued on the notes is also reflected in prepaid expenses and other assets and as interest income.

        The CenterPoint Intermodal Center developer notes, bearing tax exempt interest at 10.0% and terminating in 2023, are with the city of Elwood, Illinois and will be serviced solely by the tax increment produced by CenterPoint's development. The Company believes the development has not advanced to the point where the ultimate collectibility of the developer notes is sufficient to warrant recognition. This determination is based on the uncertainty of future tax assessments at the site and the lack of past history with this TIF district. Accordingly, CenterPoint has reserved for the entire developer note and the related accrued interest. As of December 31, 2001, the principal balance of the CenterPoint Intermodal Center developer notes and corresponding reserves are $76,963. Accrued interest receivable and the corresponding reserve are $7,439. Currently, the Company intends to account for the developer notes on a cash basis as a reduction to the cost basis of the Joliet Arsenal development. As development activity continues and actual tax increments are being generated, the Company will reassess the need for a reserve against the developer notes and related interest.

8. Deferred Expenses

        Fully amortized deferred expenses of $3,753 and $619 were written off in 2001 and 2000, respectively. In connection with property dispositions, the Company also wrote off unamortized deferred leasing and other costs of $1,386 and $1,768 in 2001 and 2000, respectively.

        The balances are as follows:

	December 31,
	2001	2000
Deferred financing costs, net of accumulated amortization of $5,009 and $4,379	$4,635	$8,047
Deferred leasing and other costs, net of accumulated amortization of $4,891 and $4,067	9,950	11,226

	$14,585	$19,273

9. Long Term Debt

        The long-term debt as of December 31, 2001 and 2000 consists of the following:

	Carrying Amount of Notes December 31,
						Estimated Balloon Payment at Maturity
Property Pledged as Collateral			Interest Rate		Periodic Payment Terms		Final Maturity Date
	2001	2000
Mortgage Notes Payable and Other Debt:
Designated pool of 18 properties	$50,000	$50,000	7.62%		$318(a)	$50,000	11/1/02
7620 S. 10th Street Oak Creek, WI	2,167		8.05%		22(b)	1,795	8/1/05
11801 South Central Alsip, IL	4,152	4,420	7.35%		49(b)		1/1/12
16750 Vincennes South Holland, IL	4,082	4,135	7.75%		31(b)	3,514	8/15/09
5700 McDermit Berkely, IL (c)		836	9.75%		10(c)		9/17/01
440 N. Lake Street Miller, IN (d)		21,348	6.195%		126(d)	1,680	7/1/34
Capitalized lease obligation	526	705	7.00%		19(b)	101	12/1/03

	60,927	81,444

Senior Unsecured Debt:
Bonds Payable—1998	100,000	100,000	6.75%		(e)	100,000	4/1/05
Bonds Payable—1999	100,000	100,000	7.142%		(e)	100,000	3/15/04
Bonds Payable—2000	150,000	150,000	7.9%		(e)	150,000	1/15/03

	350,000	350,000

Tax Exempt Debt:
City of Chicago Revenue Bonds	44,100	44,100	(f	)	(a)	44,100	9/8/32
Line of Credit:
Revolving line of credit	131,500	72,200	(g	)	(g)		10/24/03

Total long term debt	$586,527	$547,744

(a)
The note requires monthly payments of interest only.

(b)
Amount represents the monthly payment of principal and interest.

(c)
In September, 2001, the Company repaid this mortgage without prepayment penalty.

(d)
In January, 2001, the Company completed the sale of 440 N. Lake Street, and this mortgage was assigned to the new owner.

(e)
The note requires semi-annual payments of interest only.

(f)
These Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois are enhanced by a letter of credit. The letter of credit contains certain financial covenants pertaining to consolidated net worth. The tax-exempt bonds bear initial interest at a Weekly Adjustable Interest Rate, which from time to time may be changed by the Company, at a rate determined by the Remarketing Agent (1.8% and 5.1% at December 31, 2001 and 2000, respectively). In August, 2000, the Company paid down $10,900 of the outstanding bonds from available original proceeds reflecting the reduced scope of the construction project. The bonds require monthly payments of interest only and mature in September, 2032. Of the original proceeds, the Company holds $1,850 and $3,098 in escrow at December 31, 2001 and 2000, respectively, for future construction costs.

(g)
In September, 2000, the Company increased its unsecured line of credit facility, which originated in October, 1996, to $350,000. The interest rate at December 31, 2001 reflects the rates paid under different LIBOR contracts ranging from 2.7575% to 3.125% (LIBOR plus 1.0%) and there were no Prime Rate contracts outstanding. The interest rate at December 31, 2000 ranges from 7.6875% to 7.8125% (LIBOR plus 1.0%) for LIBOR borrowings and Prime Rate (9.5%) for other borrowings. The line requires payments of interest only when LIBOR contracts mature and monthly on borrowings under Prime Rate. There is a commitment fee of $700 per year or 20 basis points. At December 31, 2001 and 2000, the Company had $218,500 and $277,800, respectively, available under the line.

        In conjunction with the purchase of the remaining interest in CRS, the Company assumed $4,133 in secured line of credit debt on January 1, 2001. This line was subsequently paid off.

        Also, the Company's coverage ratios would have violated certain covenants to the Company's unsecured line of credit. For the fourth quarter of 2001, the Company received a waiver for its debt covenants related to these coverage ratios. The waiver allowed the Company to exclude the non-cash charge for impairment of real estate held for sale that was incurred in the fourth quarter. By excluding the impairment, these ratios were not violated.

        As of December 31, 2001 mortgage notes, other debt, senior unsecured debt, tax exempt debt and line of credit mature as follows:

2002	$50,629
2003	282,178
2004	100,636
2005	102,302
2006	465
Thereafter	50,317

Total	$586,527

        Based on borrowing rates available to the Company at the end of 2001 and 2000 for mortgage loans with similar terms and maturities, the fair value of the fixed interest rate mortgage notes payable was $421,403 compared to $410,927 carrying value.

        Land, buildings and equipment related to such mortgages with an aggregate net book value of approximately $114,565 at December 31, 2001 and $131,931 at December 31, 2000 have been pledged as collateral for the above debt.

10. Extraordinary Item

        In 2001 and 1999, the Company incurred a loss of $1,616 (per share—basic $0.07; diluted $0.07) and $582 (per share—basic $0.03; diluted $0.03), respectively, representing a write off of unamortized deferred financing costs as a result of early extinguishment of certain debt obligations.

11. Shareholders' Equity

  Common Shares of Beneficial Interest

        In November, 2000, the Company completed a public offering of 1,500,000 common shares at $43.25 per share for net proceeds of $64.3 million. The proceeds from this offering were used to pay down the Company's revolving line of credit. As of December 31, 2001 and 2000, the Company had outstanding shares of 22,753,913 and 22,283,930, respectively.

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

  Earnings Per Common Share

        Following are the reconciliations of the numerators and denominators for computing basic and diluted earnings per share ("EPS") data:

	Years Ended December 31,
	2001	2000	1999

Numerators:
Income before extraordinary item	$29,613	$54,686	$49,342
Dividends on preferred shares	(10,090)	(10,105)	(8,318)

Income available to common shareholders before extraordinary item—for basic EPS	19,523	44,581	41,024
Interest expense on dilutive convertible debenture conversions			451

Income available to common shareholders before extraordinary item—for diluted EPS	19,523	44,581	41,475
Net income available to common shareholders—for basic EPS	17,907	44,581	40,442
Interest expense on dilutive convertible debenture conversions			451

Net income available to common shareholders—for diluted EPS	$17,907	$44,581	$40,893

Denominators:
Weighted average common shares outstanding—for basic EPS	22,598,613	20,933,001	20,315,701
Effect of convertible debenture conversion			299,917
Effect of dilutive securities—options	573,644	446,233	244,255

Weighted average common shares outstanding—for diluted EPS	23,172,257	21,379,234	20,859,873

        The assumed conversion of convertible preferred stock into common shares for purposes of computing diluted EPS by adding convertible preferred dividends to the numerator and adding assumed share conversions to the denominator for 2001, 2000 and 1999 would be anti-dilutive. Also, the assumed conversion of the convertible subordinated debentures into common shares for purposes of computing diluted EPS by adding interest expense for the debentures to the numerators and adding assumed share conversions to the denominators for 1999 would be anti-dilutive.

12. Stock Incentive Plans

        As of December 31, 2001 the Company has reserved 573,560 common shares for future issuance under the 2000 Omnibus Employee Retention and Incentive Plan, 57,991 common shares for future issuance under the 1995 Director Stock Plan and 1,000,000 common shares for future issuance under the dividend reinvestment and stock purchase plan.

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

        In 2001, 280,000 options were granted to trustees and officers of the Company, and 147,400 restricted shares were awarded to employees and officers, both from the 2000 Plan. 200,000 options were granted in July, 2000.

        The 2000 Plan authorizes the Committee to grant options to purchase the Company's common shares in the form of incentive stock options ("ISO's") or other tax-qualified options which may be subsequently authorized under the federal tax laws. The exercise price of the options may not be less than 100% of the fair market value of common shares at the time of issuance. Second, the 2000 Plan authorizes the Committee to grant appreciation rights to key employees, which entitles the grantee to receive upon exercise the excess of (a) the fair market value of the specified number of shares at the time of exercise over (b) a price specified by the Committee which may not be less than 100% of the fair market value of the common shares at the time of grant. The term of the option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date of grant.

        Third, the 2000 Plan authorizes the Committee to grant restricted shares of the Company's common shares. The restriction periods may vary at Committee's discretion, but may not be less than one year.

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

  Restricted Stock Incentive Plan

        Under the terms of the 1995 Restricted Stock Incentive Plan, adopted in 1995, the Company initially reserved 150,000 common shares for future grants. On March 8, 2000, certain employees were granted 76,609 restricted common shares. Shares were awarded in the name of each of the participants, who have all the rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met. The Shareholders adopted the 2000 Plan effective May 10, 2000, which succeeds the 1995 Restricted Stock Incentive Plan. No further grants will be made from this plan.

        For all restricted share awards from the restricted stock incentive plan and the 2000 Plan, unearned compensation is recorded at the date of awards based on the market value of shares. Unearned compensation, which is shown as a separate component of shareholders' equity, is being amortized to expense over the eight year vesting period. The amount amortized to expense during 2001, 2000, and 1999 was $1,019, $515 and $49, respectively.

  Director Stock Plan

        The 1995 Director Stock Plan is for an aggregate of 75,000 common shares and provides that each independent director, upon election or re-election to the Board, must receive 50% and may elect to receive 100% of his annual retainer fee in Common Shares at the market price on such date. In 2001, 2000, and 1999, 1,720, 2,640 and 3,058 Common Shares were issued under this plan, respectively. In connection with the issuance of such shares, $80, $100 and $110 was charged to expense in 2001, 2000 and 1999, respectively.

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

  Stock Options Outstanding

        Under the terms of the 1993 Stock Option Plan, the Compensation Committee of the Board of Trustees granted employees 215,803 options on March 8, 2000 and independent directors 38,000 options on May 10, 2000. The 2000 Plan succeeds the 1993 Stock Option Plan. The Compensation Committee of the Board of Trustees granted 200,000 options under the terms of the 2000 Plan on July 5, 2000. As mentioned above, 280,000 options were granted in 2001 under the 2000 Plan.

        The options from both the 1993 Stock Option Plan and the 2000 Plan were granted at fair market value on the date of grant and have a 10-year term. They become exercisable in 20% annual increments after one year from date of grant. Option activity for the three years ended December 31, 2001 is as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,884,637	$31.01	1,497,905	$28.70	1,249,158	$27.73
Granted	280,000	45.97	453,803	37.85	363,231	32.45
Exercised	(324,258)	24.25	(52,699)	23.53	(51,257)	26.09
Expired	(5,430)	32.84	(14,372)	32.62	(63,227)	33.21

Outstanding at end of year	1,834,949	$34.49	1,884,637	$31.01	1,497,905	$28.70

Exercisable at end of year	449,688		787,659		596,782
Available for future grant at year end	573,560		1,000,000		405,050
Weighted average per share fair value of options granted during the year		$7.20		$5.20		$4.26

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999
Risk free interest rate	5.1%	6.4%	5.4%
Dividend yield	4.22%	5.0%	5.5%
Expected lives	6 years	6 years	6 years
Expected volatility	18.3%	15.3%	18.9%

        The following table summarizes information about stock options at December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$18.25-$24.88	238,812	3.3 years	$19.83	160,794	$19.46
$29.63-$35.94	1,083,137	7.5 years	$33.45	265,595	$33.20
$37.81-$41.00	233,000	9 years	$40.55	23,300	40.55
$45.90-$46.51	280,000	10 years	$45.97	—	—

        The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan and the 2000 Plan, accordingly, no compensation costs have been recognized. Had compensation costs for the Company's Plan been determined based on the fair value at the grant date for options granted in 2001, 2000 and 1999 in accordance with the method required by Statement of Financial Accounting Standards No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts as follows:

	Year ended December 31, (in thousands, except per share data)
	2001	2000	1999
Net income available to common shareholders
As reported	$17,907	$44,581	$40,442
Pro forma	$15,891	$42,221	$38,895
Per share net income available to common shareholders
As reported
Basic	$0.79	$2.13	$1.99
Diluted	$0.77	$2.09	$1.96
Pro forma
Basic	$0.70	$2.02	$1.91
Diluted	$0.69	$1.97	$1.89

13. 401K Savings Plan

        CenterPoint Properties Trust Savings and Retirement Plan (the "Plan") was established to cover eligible employees of the Company. Under the Plan eligible employees may elect to enter into an agreement with the Company to defer a percentage of their compensation up to the annual limit set by the Internal Revenue Service. Employees may elect to participate at the beginning of each quarter subsequent to achieving 30 days of service. Company matching contributions are made after completion of one year of service. The Company may make a matching contribution equal to a discretionary percentage of the Participants' salary reductions. The Company contributed 50 percent of the first 8 percent per pay period for the years ended December 31, 2001, 2000, and 1999. Participants direct the investment of all contributions into various options offered by the Plan. The Company incurred expense of approximately $234, $190, and $144 in each year respectively.

14. Impairment of Asset Held for Sale

        At December 31, 2001, the Company has an office property held for sale. This property was the former headquarters of HALO Industries, Inc. (HALO) and is located at 5800 Touhy Avenue in Niles, Illinois. The bankruptcy of HALO caused a reduction in the property value and on December 12, 2001 the Company announced its intention to sell the property. Accordingly, the Company recognized a $38.0 million impairment of this asset based on management's estimate of the fair value of the asset less costs to dispose in accordance with FAS 121. Prior to the Company's decision to sell the property, the Company estimated that future undiscounted cash flows were sufficient to recover the carrying value of the building. Net income (property revenues less real estate taxes, property operating and leasing expenses, and depreciation and amortization) related to the property held for sale as of December 31, 2001 was approximately $5.3 million and $1.7 million for the twelve months ended December 31, 2001 and 2000 respectively. There can be no assurance that such property held for sale will be sold.

        CenterPoint has $3,676 outstanding in trade accounts receivable due from HALO. The Company has pursued a claim in bankruptcy for the value of the HALO lease, which is approximately $28,000. The Company is uncertain as to the collectibility of the claim and has therefore not recorded any further recovery in excess of the Company's accounts receivable balances.

        As of December 31, 2000, the Company had one residential property held for sale, Lake Shore Dunes Apartments. During the fourth quarter of 2000, the Company entered into a contract to sell the property and the sale of the property was completed in January, 2001. Net income related to Lake Shore Dunes Apartments was approximately $0.1 million and $0.1 million for the twelve months ended December 31, 2000 and 1999, respectively.

15. Income Taxes

        In 2001, 2000 and 1999, because CenterPoint qualified as a REIT and distributed all of its taxable ordinary income, the differences between taxable income as reported on CenterPoint's tax return (estimated 2001 and actual 200 and 1999) and consolidated net income are reported here as follows:

	2001 Estimate	2000 Actual	1999 Actual
Net income available to common shareholders	$27,997	$54,686	$48,760
Less: (Net income)/loss of CRS, Taxable REIT Subsidiary, included above	(1,759)	296	(2,128)

Net income from REIT operations	26,238	54,982	46,632
Add: Impairment of asset held for sale	37,994
Less: Straight-line rent (not including CRS for 2001)	(4,368)	(5,219)	(4,844)
Add: Book depreciation and amortization	33,966	32,954	27,351
Less: Tax depreciation and amortization	(23,450)	(26,904)	(25,941)
Less: Book gains on sale of assets	(24,994)	(19,228)	(5,086)
Add: Tax gains on sale of assets	10,767	10,404	432
Add/(Less): Other book /tax differences, net	(940)	4,366	(3,120)

Taxable income before adjustments	55,213	51,355	35,424
Less: Capital gains	(10,767)	(10,404)	(432)

Taxable ordinary income before adjustments subject to 90%, 95% and 95% dividend requirements, respectively	$44,446	$40,951	$34,992

        For income tax purposes, distributions paid to common shareholders consist of ordinary income, return of capital and capital gains if applicable. For the years ended December 31, CenterPoint's dividends were taxable as follows:

	2001		2000		1999
Ordinary income	$1.6233	77.3%	$1.4822	73.7%	$1.5012	79.0%
Return of capital			0.0434	2.2%	0.3988	21.0%
Capital gains	0.30723	14.6%	0.2513	12.5%
Unrecaptured Section 1250 gains	0.16947	8.1%	0.2331	11.6%	—	—

	$2.10	100%	$2.01	100%	$1.90	100%

        Due to the consolidation of CRS, the Company has recorded a provision for income taxes in 2001 as a separate line item in the statement of operations. Prior to 2001 this provision was reflected in equity in income from affiliate. The components of income tax expense are as follows:

Twelve Months Ended December 31, 2001
Current:
Federal	426
State	99
Deferred:
Federal	499
State	115

$1,139

        Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31, 2001:

Fixed assets	$295
Intangible assets	207
Investment in partnerships	(1,064)
Accrued expenses	58
Prepaid rents	64
Straight-line rent	(123)
Disallowed interest	1,391

Net deferred tax asset/(liability)	$828

        The income tax expense reflected in the consolidated statement of operations differs from the amounts computed by applying the Federal statutory rate of 34% to income before taxes and extraordinary items as follows:

Twelve Months Ended December 31, 2001
Tax provision at federal rate	$985
State taxes, net of federal benefit	140
Other	14

$1,139

16. Future Rental Revenues

        Under existing noncancelable operating lease agreements as of December 31, 2001, tenants of the warehouse/industrial properties are committed to pay in aggregate the following minimum rentals:

2002	$92,022
2003	76,299
2004	66,332
2005	55,525
2006	42,788
Thereafter	120,452

Total	$453,418

        At December 31, 2000, 632 of the total 682 apartments available for rental at the Lakeshore Dunes property were leased. Lease terms are generally for one year. The Company sold this property in January of 2001.

17. Supplemental Information to Statements of Cash Flows

	Year Ended December 31,
	2001	2000	1999
Supplemental disclosure of cash flow information: Interest paid, net of interest capitalized	$31,190	$18,153	$17,655
Interest capitalized	7,154	3,404	1,926
Dividends declared, not paid	1,060	1,060	1,060
In conjunction with the property acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$(69,899)	$(134,933)	$(153,903)
Liabilities, net of other assets	800	(851)	3,662
Mortgage notes payable	2,230	5,049

Acquisition of real estate	$(66,869)	$(130,735)	$(150,241)

In conjunction with the property dispositions, the Company disposed of the following assets and liabilities:
Sale of real estate	$122,672	$113,497	$55,975
Mortgage notes payable assumed by buyers	(21,332)
Mortgage financing provided to buyers	(14,642)	(7,200)	(3,139)
Liabilities, net of other assets	(5,737)	4,675	(640)

Proceeds on disposition of real estate	$80,961	$110,972	$52,196

Conversion of convertible subordinated debentures payable:
Convertible subordinated dentures converted			$8,058
Common shares issued at $18.25 per share; 0, 0, and 441,513			8,057

Cash disbursed for fractional shares			$1

In conjunction with the acquisition of the remaining interest in CRS, the Company acquired the following assets and assumed the following liabilities on January 1, 2001:
Investment in real estate	$(60,639)
Accumulated depreciation	702
Mortgage notes receivable	(3,322)
Investment in CenterPoint Venture, LLC	(8,832)
Construction line of credit	4,133
Notes payable to affiliate—CenterPoint	60,630
Investment in affiliate	1,533
Liabilities, net of other assets	5,946

Acquisition of CRS, net of cash received	$151

        Certain items, including the investment in affiliate and note payable, are eliminated upon consolidation in the Company's financial statements.

18. Related Party Transactions

        Since 2001, the Company has been negotiating the securitization of the Burlington Northern Santa Fe land lease for a portion of CenterPoint Intermodal Center using Legg Mason Wood Walker, Inc., an investment banking firm that employs Thomas Robinson, a trustee of the Company, in a different group within Legg Mason than the one the Company is dealing with. The Company believes this relationship does not compromise the trustee's independence.

        The Company purchased a warehouse/industrial property and assumed related debt with LaSalle National Bank totaling $2.2 million. Norman Bobins, a Company trustee, is an executive of LaSalle Bank and ABN AMRO North America, Inc., the parent Company of LaSalle Bank. The Company believes this relationship does not compromise the trustee's independence.

        The Company earned fees from the Venture totaling $0.8 million and $0.8 million for acquisitions, administrative services and for property management services for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the Company had $0.2 million and $0.4 million receivable for these fees.

        During 2001, the Company sold land to the Venture for a total sale price of $3.7 million. The total gain on the sale was $200 thousand, of which $41 thousand was deferred due to its 25% ownership.

        During 2001, the Company purchased a property from the Venture for a purchase price of $2.9 million. The Venture's gain on this sale was $0.2 million. The Company eliminated their pro rata portion of the Venture's gain in the calculation of the Company's equity in income from the Venture.

19. Commitments and Contingencies

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

        The Company is involved in recovery efforts under the terms of its commercial office lease with HALO, Inc., who claimed bankruptcy in July of 2001. The Company is pursuing a claim in bankruptcy for the value of the HALO lease, which is approximately $28,000. The Company is uncertain as to the collectibility of the claim and has therefore not recorded any further recovery in excess of the Company's accounts receivable balances ($3,676).

        The Company has entered into several contracts for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.

        At December 31, 2001, three of the properties owned are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2027 for amounts that are greater than the net book value of the assets.

20. Subsequent Events

        On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Motor Land Development Corporation (Ford Land) to develop Ford's new automotive supplier manufacturing campus located on Chicago's southeast side. The partnership is owned 51% by CenterPoint and 49% by Ford Land. The park will occupy a 155-acre site located approximately one-half mile from Ford's Chicago Assembly Plant on the southeast side, near the intersection of 126th Street and Torrence Avenue. Site preparation has already begun and construction of 5 buildings, or 1.7 million square feet, will begin this spring and continue through the third quarter of 2003.

21. Quarterly Financial Highlights (Unaudited)

        The following table reflects the results of operations for the Company during the four quarters of 2001 and 2000 (dollars in thousands, except unit and per share data).

	Quarter ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Total revenues	$40,973	$40,738	$40,639	$41,207
Income before extraordinary item	15,647	16,703	16,867	(19,602)
Net income available to common shareholders	11,508	14,180	14,344	(22,125)
Net income available to common shareholders per share before extraordinary item:
Basic	0.59	0.63	0.63	(0.97)
Diluted	0.57	0.61	0.62	(0.95)
Net income available to common shareholders per share:
Basic	0.51	0.63	0.63	(0.97)
Diluted	0.50	0.61	0.62	(0.95)
Per share distributions	0.5250	0.5250	0.5250	0.5250
	Quarter ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Total revenues	$38,388	$39,421	$41,940	$38,730
Income before extraordinary item	11,871	13,136	14,618	15,061
Net income available to common shareholders	9,343	10,608	12,090	12,538
Net income available to common shareholders per share before extraordinary item:
Basic	0.45	0.51	0.58	0.58
Diluted	0.45	0.50	0.57	0.57
Net income available to common shareholders per share:
Basic	0.45	0.51	0.58	0.58
Diluted	0.45	0.50	0.57	0.57
Per share distributions	0.5025	0.5025	0.5025	0.5025

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Trustees and Shareholders of
CenterPoint Properties Trust

        Our audits of the consolidated financial statements referred to in our report dated February 11, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                      /s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 11, 2002

SCHEDULE II

CENTERPOINT PROPERTIES TRUST

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Description	Beginning Balance	Charge to cost and Expenses	Recoveries	Deductions(a)	Ending Balance
For year ended December 31, 2001:
Allowance for doubtful accounts	$505	$1,439	$—	($327)	$1,617

For year ended December 31, 2000:
Allowance for doubtful accounts	$731	$430	$—	($656)	$505

For year ended December 31, 1999:
Allowance for doubtful accounts	$575	$659	$—	($503)	$731

NOTE: (a)	Deductions represent the write-off of accounts receivable against the allowance for doubtful accounts.

SCHEDULE III

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2001

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances (e)		Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
Warehouse/Industrial Properties:
425 W. 151st Street East Chicago, IN			$252	$1,805	$33	$5,675	$1,155	$285	$8,635	$8,920	$(3,852)	1913/1988/1990	1987	(f	)
201 Mississippi Street Gary, IN	50,000(g	)	807	9,948	278	23,793		1,085	33,741	34,826	(13,528)	1946/1985/1988	1985	(f	)
1201 Lunt Avenue Elk Grove Village, IL	(g	)	57	146	1	7		58	153	211	(40)	1971	1993	(f	)
620 Butterfield Road Mundelein, IL			335	1,974	61	381		396	2,355	2,751	(538)	1990	1993	(f	)
1319 Marquette Drive Romeoville, IL	(g	)	948	2,530		274		948	2,804	3,752	(664)	1990-1991	1993	(f	)
900 E. 103rd Street Chicago, IL			2,226	10,693		8,459		2,226	19,152	21,378	(4,159)	1910	1993	(f	)
1520 Pratt Avenue Elk Grove Village, IL	(g	)	498	1,558		12		498	1,570	2,068	(400)	1968	1993	(f	)
1850 Greenleaf Elk Grove Village, IL			509	1,386		383		509	1,769	2,278	(398)	1965	1993	(f	)
2743 Armstrong Court Des Plaines, IL			1,320	2,679		297		1,320	2,976	4,296	(737)	1989-1990	1993	(f	)
5990 Touhy Avenue Niles, IL			2,047	8,509		1,471		2,047	9,980	12,027	(2,455)	1957	1993	(f	)
1400 Busse Road Elk Grove Village, IL			439	5,719		396		439	6,115	6,554	(1,830)	1987	1993	(f	)
1250 Carolina Drive West Chicago, IL			583	3,836		266		583	4,102	4,685	(1,034)	1989-1990	1993	(f	)
5619 W. 115th Street Alsip, IL	(g	)	2,267	12,169		1,916		2,267	14,085	16,352	(3,531)	1974	1993	(f	)
825 Tollgate Road Elgin, IL	(g	)	712	3,584		120		712	3,704	4,416	(933)	1989-1991	1993	(f	)
720 Frontenac Naperville, IL			1,014	4,055	22	255		1,036	4,310	5,346	(1,079)	1991	1993	(f	)
820 Frontenac Naperville, IL			906	3,626		184		906	3,810	4,716	(956)	1988	1993	(f	)
1120 Frontenac Naperville, IL			791	3,164	23	743		814	3,907	4,721	(979)	1980	1993	(f	)
1510 Frontenac Naperville, IL			621	2,485	16	95		637	2,580	3,217	(654)	1986	1993	(f	)
1020 Frontenac Naperville, IL			591	2,363	11	497		602	2,860	3,462	(673)	1980	1993	(f	)
1560 Frontenac Naperville, IL			508	2,034	12	204		520	2,238	2,758	(550)	1987	1993	(f	)
920 Frontenac Naperville, IL			717	2,367		616		717	2,983	3,700	(707)	1987	1993	(f	)
1 Wildlife Way Long Grove, IL			530	2,122		145		530	2,267	2,797	(547)	1994	1994	(f	)
900 W. University Drive Arlington Heights, IL	(g	)	817	3,268	17	96		834	3,364	4,198	(799)	1974	1994	(f	)
745 Birginal Drive Bensenville, IL			601	2,406	1	498		602	2,904	3,506	(646)	1974	1994	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances (e)		Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
21399 Torrence Avenue Sauk Village, IL			1,550	6,199	565	707		2,115	6,906	9,021	(1,617)	1987	1994	(f	)
2600 N. Elmhurst Road Elk Grove Village, IL.			842	3,366	1	46		843	3,412	4,255	(734)	1995	1995	(f	)
8901 W. 102nd Street Pleasant Prarie, WI	(g	)	900	3,608		51		900	3,659	4,559	(833)	1990	1994	(f	)
8200 100th Street Pleasant Prarie, WI	(g	)	1,220	4,890		37		1,220	4,927	6,147	(1,128)	1990	1994	(f	)
825-845 Hawthorne West Chicago, IL			721	2,884	23	1,130		744	4,014	4,758	(746)	1974	1995	(f	)
10601 Seymour Avenue Franklin Park, IL			2,020	8,081	184	13,416		2,204	21,497	23,701	(3,115)	1963/1965	1995	(f	)
11701 South Central Alsip, IL			1,241	4,964	22	1,440		1,263	6,404	7,667	(1,170)	1972	1995	(f	)
11601 South Central Alsip, IL			1,071	4,285	53	1,373		1,124	5,658	6,782	(1,006)	1971	1995	(f	)
850 Arthur Avenue Elk Grove Village, IL			270	1,081	2	332		272	1,413	1,685	(271)	1972/1973	1995	(f	)
1827 North Bendix Drive South Bend, IN	(g	)	1,010	4,040	24	185		1,034	4,225	5,259	(810)	1964/1990	1995	(f	)
4400 S. Kolmar Chicago, IL	(g	)	603	2,412	9	497		612	2,909	3,521	(501)	1964	1995	(f	)
6600 River Road Hodgkins, IL			2,640	10,562	47	928		2,687	11,490	14,177	(2,025)	Unknown	1996	(f	)
7501 N. 81st Street Milwaukee, WI			1,018	4,073	19	83		1,037	4,156	5,193	(741)	1987	1996	(f	)
1100 Chase Avenue Elk Grove Village, IL	(g	)	248	993	7	246		255	1,239	1,494	(231)	1969	1996	(f	)
2553 N. Edgington Franklin Park, IL			1,870	7,481	67	2,121		1,937	9,602	11,539	(1,539)	1967/1989	1996	(f	)
875 Fargo Avenue Elk Grove Village, IL			572	2,284	14	1,078		586	3,362	3,948	(564)	1979	1996	(f	)
1800 Bruning Drive Itasca, IL			1,999	7,995	(1,193)	(7,995)		806		806		1975/1978	1996	(f	)
1501 Pratt Elk Grove Village, IL			1,047	4,189	72	566		1,119	4,755	5,874	(821)	1973	1996	(f	)
400 N. Wolf Road Northlake, IL			4,504	18,017	(996)	11,598		3,508	29,615	33,123	(4,494)	1956/1965	1996	(f	)
425 S. 37th Avenue St. Charles, IL			644	2,575	7	260		651	2,835	3,486	(465)	1976	1996	(f	)
Lot 51-Naperville Business Center Naperville, IL			210			16		210	16	226	(3)	1996	1996	(f	)
3145 Central Avenue Waukeegan, IL			1,270	5,080	20	1,925		1,290	7,005	8,295	(1,064)	1960	1997	(f	)
2003-2207 South 114th Street West Allis, WI			942	3,770	7	225		949	3,995	4,944	(588)	1965/1966	1997	(f	)
2801 S. Busse Road Elk Grove Village, IL	(g	)	1,875	7,556	12	598	107	1,887	8,261	10,148	(1,242)	1997	1997	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances (e)		Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
7447 South Central Avenue Bedford Park, IL	(g	)	437	1,748	8	124		445	1,872	2,317	(270)	1980	1997	(f	)
7525 S. Sayre Avenue Bedford Park, IL			587	2,345	5	635		592	2,980	3,572	(398)	1980	1997	(f	)
1 Allsteel Drive Aurora, IL			2,458	9,832	(252)	8,885		2,206	18,717	20,923	(2,536)	1957/1967	1997	(f	)
2525 Busse Highway Elk Grove Village, IL			5,400	12,601	(727)	8,968		4,673	21,569	26,242	(2,896)	1975	1997	(f	)
106th and Buffalo Avenue Chicago, IL			248	992	9	634		257	1,626	1,883	(297)	1971	1997	(f	)
2701 S. Busse Road Elk Grove Village, IL	(g	)	1,875	5,667	4	1,662	255	1,879	7,584	9,463	(942)	1997	1997	(f	)
East Avenue and 55th Street McCook, IL			1,190	4,761	74	2,094		1,264	6,855	8,119	(1,034)	1979	1997	(f	)
6757 S. Sayre Bedford Park, IL			1,236	4,945	7	155		1,243	5,100	6,343	(683)	1975	1997	(f	)
1951 Landmeir Road Elk Grove Village, IL			280	1,120	12	71		292	1,191	1,483	(158)	1967	1997	(f	)
1355 Enterprise Drive Romeoville, IL			580	2,320	8	518		588	2,838	3,426	(391)	1980/1986	1997	(f	)
1475 S. 101st Street West Allis, WI			331	1,323	1	85		332	1,408	1,740	(176)	1968/1988	1997	(f	)
1333 Grandview Drive Yorkville, WI			1,516	6,062	5	21		1,521	6,083	7,604	(772)	1994	1997	(f	)
2301 Route 30 Plainfield, IL			1,217	4,868	(15)	2,335		1,202	7,203	8,405	(825)	1972/1984	1997	(f	)
1796 Sherwin Avenue Des Plaines, IL	(g	)	944	3,778	12	1,043		956	4,821	5,777	(635)	1964	1997	(f	)
2727 W. Diehl Road Naperville, IL			3,071	14,232	5	398		3,076	14,630	17,706	(1,855)	1997	1997	(f	)
O'hare Express Center—A2 Elk Grove Village, IL			1,097	7,060		303	110	1,097	7,473	8,570	(1,096)	1997	1997	(f	)
O'hare Express Center—B1 Elk Grove Village, IL			1,682	10,500		1,084	96	1,682	11,680	13,362	(1,759)	1997	1997	(f	)
O'hare Express—B2 Elk Grove Village, IL			1,618	6,287		5,198	328	1,618	11,813	13,431	(1,317)	1999	1999	(f	)
O'hare Express—C Elk Grove Village, IL			2,603	12,117		165	50	2,603	12,332	14,935	(819)	2000	1999	(f	)
2021 Lunt Avenue Elk Grove, IL			464	1,855	8	156		472	2,011	2,483	(247)	1972	1998	(f	)
200 Champion Dr. North Lake, IL			467	5,645		0	87	467	5,732	6,199	(732)	1998	1998	(f	)
2001 S. Mt. Prospect Road Des Plaines, IL			980	4,223	1	831		981	5,054	6,035	(539)	1980	1998	(f	)
745 Dillon Drive Wood Dale, IL			645	2,820		45		645	2,865	3,510	(308)	1985/1986	1998	(f	)
1030 Fabyan Parkway Batavia, IL			1,206	5,144		60		1,206	5,204	6,410	(592)	1978	1998	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances (e)		Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
4700 Ironwood Drive Franklin, WI			419	3,415	11	53		430	3,468	3,898	(401)	1998	1998	(f	)
2601 Bond Street University Park, IL			380	1,527	8	60		388	1,587	1,975	(177)	1975	1998	(f	)
201 Oakton Des Plaines, IL	(g	)	838	3,351	8	1,954		846	5,305	6,151	(535)	1984	1998	(f	)
3601 Runge Avenue Franklin Park, IL			541	2,180	3	153		544	2,333	2,877	(252)	1962	1998	(f	)
3400 N. Powell Franklin Park, IL	(g	)	812	3,277	3	41		815	3,318	4,133	(368)	1961	1998	(f	)
11440 West Addison Franklin Park, IL			540	2,200	3	147		543	2,347	2,890	(259)	1961	1998	(f	)
3434 N. Powell Franklin Park, IL			429	1,723	3	186		432	1,909	2,341	(212)	1960	1998	(f	)
7633 S. Sayre Bedford Park			167	700	4	64		171	764	935	(81)	1968/1969	1998	(f	)
1999 N. Ruby Franklin Park, IL			402	1,615	3	284		405	1,899	2,304	(200)	1962	1998	(f	)
11550 W. King Drive Franklin Park, IL			320	1,303	3	98		323	1,401	1,724	(153)	1963	1998	(f	)
7201 S. Leamington Bedford Park, IL			340	1,697	(4)	239		336	1,936	2,272	(194)	1958	1998	(f	)
1575 Executive Drive Elgin, IL			240	964	3	33		243	997	1,240	(110)	1980	1998	(f	)
7200 S. Mason Bedford Park, IL			1,037	4,286	3	68		1,040	4,354	5,394	(482)	1974	1998	(f	)
6000 W. 73rd Bedford Park, IL			794	3,190	16	112		810	3,302	4,112	(363)	1974	1998	(f	)
28160 N. Keith Lake Forest, IL			616	2,496	3	52		619	2,548	3,167	(282)	1989	1998	(f	)
28618 N. Ballard Lake Forest, IL			469	1,943	3	40		472	1,983	2,455	(220)	1984	1998	(f	)
11400 W. Melrose Street Franklin Park, IL			168	43	3	11		171	54	225	(31)		1998	(f	)
11801 S. Central Alsip, IL	4,152		1,592	6,367	2	332		1,594	6,699	8,293	(712)	1985	1998	(f	)
1808 Swift Dr. Oak Brook, IL			475	2,620	675	12,940		1,150	15,560	16,710	(1,308)	1965/1969/1973	1997	(f	)
5611 W. Mill Road Milwaukee, WI			218	925		23		218	948	1,166	(88)	1960	1998	(f	)
100 W. Whitehall Northlake, IL			578	7,791		149	185	578	8,125	8,703	(697)	1999	1999	(f	)
101 45th Street Munster, IN			1,925	7,700	1	64		1,926	7,764	9,690	(701)	1991	1999	(f	)
250 W. 63rd St. Westmont, IL			188	751		24		188	775	963	(66)	1967	1999	(f	)
22 W. 760 Poss St. Glen Ellyn, IL			286	1,145		26		286	1,171	1,457	(99)	1964	1999	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
9714 S. Route 59 Naperville, IL		379	1,517		32		379	1,549	1,928	(131)	1988	1999	(f	)
1000 Swanson Dr. Batavia, IL		211	846		19		211	865	1,076	(73)	1990	1999	(f	)
425 N. Villa Ave. Villa Park, IL		325	1,300		25		325	1,325	1,650	(112)	1996	1999	(f	)
6110 East Ave. Hodgkins, IL		174	696		33		174	729	903	(61)	1979	1999	(f	)
16951 State Street South Holland, IL		397	1,589		46		397	1,635	2,032	(138)	1983	1999	(f	)
1207 S. Greenwood Maywood, IL		10	40		23		10	63	73	(5)	1995	1999	(f	)
1336 W. Monee Rd. Crete, IL		28	112		27		28	139	167	(12)	1974	1999	(f	)
10047 Virginia Ave. Chicago Ridge, IL		240	960		17		240	977	1,217	(82)	1994	1999	(f	)
2440 Pratt Ave. Elk Grove Village, IL		1,063	4,251	3	430		1,066	4,681	5,747	(389)	1982	1999	(f	)
1140 W. Thorndale Itasca, IL		374	1,497	1	107		375	1,604	1,979	(134)	1984	1999	(f	)
1020-50 W. Thorndale Itasca, IL		396	1,585	1	141		397	1,726	2,123	(140)	1983	1999	(f	)
1705-1775 Hubbard Ave. Batavia, IL		234	936		96		234	1,032	1,266	(88)	1985	1999	(f	)
900 Paramount Parkway Batavia, IL		250	1,001	2	26		252	1,027	1,279	(86)	1986	1999	(f	)
918 Paramount Parkway Batavia, IL		70	279		39		70	318	388	(27)	1987	1999	(f	)
902 Paramount Batavia, IL		99	394		37		99	431	530	(37)	1987	1999	(f	)
950 Paramount Parkway Batavia, IL		120	482		45		120	527	647	(43)	1987	1999	(f	)
934 Paramount Parkway Batavia, IL		82	326		21		82	347	429	(29)	1987	1999	(f	)
1324-40 Paramount Parkway Wood Dale, IL		210	841		24		210	865	1,075	(73)	1992	1999	(f	)
1243-53 Naperville, Dr. Romeoville, IL		526	2,102		72		526	2,174	2,700	(180)	1994	1999	(f	)
1200 Independence Blvd. Romeoville, IL		342	1,367		12		342	1,379	1,721	(117)	1983	1999	(f	)
1265 Naperville Dr. Romeoville, IL		571	2,285	1	115		572	2,400	2,972	(199)	1996	1999	(f	)
1287 Naperville Dr. Romeoville, IL		440	1,760		18		440	1,778	2,218	(150)	1997	1999	(f	)
737 Fargo Ave. Elk Grove Village, IL		460	1,841	12	88		472	1,929	2,401	(152)	1975	1999	(f	)
3511 W. Greentree Rd. Milwaukee, WI		540	2,160		355		540	2,515	3,055	(197)	1969-1971	1999	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
951 Fargo Ave. Elk Grove Village, IL		954	2,470		1,562		954	4,032	4,986	(291)	1973	1999	(f	)
6736 W. Washington West Allis, WI		814	3,585	3	101		817	3,686	4,503	(330)	1998	1999	(f	)
301 E. Vienna Milwaukee, WI		1,005	4,022	22	(5)		1,027	4,017	5,044	(317)	1999	1999	(f	)
3602 N. Kennicott Arlington Heights, IL		515	3,735	11	37		526	3,772	4,298	(270)	1999	1999	(f	)
317 W. Lake St. Northlake, IL		2,735	10,940		967		2,735	11,907	14,642	(864)	1972	1999	(f	)
1500 W. Thorndale Ave. Itasca, IL		328	1,312		156		328	1,468	1,796	(87)	1991	1999	(f	)
10801 W. Irving Park Rd Chicago, IL			7,553		14	159		7,726	7,726	(562)	1999	1999	(f	)
3450 W. Touhy Skokie, IL		970	3,881		169		970	4,050	5,020	(280)	1972	1999	(f	)
11100 W. Silver Spring Rd. Milwaukee, WI		986	3,945		48		986	3,993	4,979	(269)	1968	1999	(f	)
7525 West Industrial Dr. Forest Park, IL		260	1,040		204		260	1,244	1,504	(75)	1974	1999	(f	)
875 Diggins St. Harvard, IL		788	3,154	41	506		829	3,660	4,489	(231)	1952	1999	(f	)
3400 West Pratt Lincolnwood, IL		1,638	6,554	22	3,717		1,660	10,271	11,931	(587)	1955	1999	(f	)
5200 Proviso Drive Melrose Park, IL		52	208		234		52	442	494	(27)	1982	2000	(f	)
5000 Proviso Drive Melrose Park, IL		2,809	11,236		1,214		2,809	12,450	15,259	(771)	1982	2000	(f	)
4700 Proviso Drive Melrose Park, IL		3,168	12,673		306		3,168	12,979	16,147	(821)	1982	2000	(f	)
10700 Waveland Avenue Franklin Park, IL		686	2,746		32		686	2,778	3,464	(169)	1973	2000	(f	)
5700 McDermott Berkeley, IL		270	1,080		630		270	1,710	1,980	(172)	1967	2000	(f	)
7000 Monroe St Willowbrook, IL		1,153	3,013		43		1,153	3,056	4,209	(177)	1999	2000	(f	)
16750 South Vincennes South Holland, IL	4,082	1,178	4,710		309		1,178	5,019	6,197	(285)	1970	2000	(f	)
9700 S. Harlem Ave Bridgeview, IL		576	2,304		41		576	2,345	2,921	(136)	1969	2000	(f	)
1810-1850 Northwestern Ave Gurnee, IL		822	3,289		78		822	3,367	4,189	(194)	1977	2000	(f	)
3841 Swanson Court Gurnee, IL		623	2,493		73		623	2,566	3,189	(150)	1978	2000	(f	)
6600 Industrial Drive Milwaukee, WI		500	2,000		328		500	2,328	2,828	(123)	1973	2000	(f	)
1221 Grandview Parkway Yorkville, WI		660	2,641		12		660	2,653	3,313	(133)	2000	2000	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
8877 Union Center Road West Chester, OH		5,579	37,577		46		5,579	37,623	43,202	(2,986)	1999	2000	(f	)
500 Wall Street Glendale Heights, IL		1,610	6,440		232		1,610	6,672	8,282	(332)	1989	2000	(f	)
44-80 Old Higgins Road Des Plaines, IL		303	1,213		156		303	1,369	1,672	(65)	1981	2000	(f	)
1000 Knell Drive Montgomery, IL		280	6,643		414		280	7,057	7,337	(334)	2000	2000	(f	)
155 - 175 Armstrong Court Des Plaines, IL		174	696		88		174	784	958	(29)	1975	2000	(f	)
115 W. Lake Street Glendale Heights, IL		667	2,552		1,322		667	3,874	4,541	(142)	1999	2000	(f	)
1001 Busse Road Elk Grove Village, IL		1,600	6,401		569		1,600	6,970	8,570	(249)	1963	2000	(f	)
600 W. Irving Park Road Bensenville, IL 60106		163	652		335		163	987	1,150	(31)	1982	2000	(f	)
145 Tower Road Burr Ridge, IL		463	1,851		285		463	2,136	2,599	(66)	1968	2000	(f	)
1311 Meacham Ave Itasca, IL		990	3,960		306		990	4,266	5,256	(130)	1980	2001	(f	)
7620 South 10th Street Oak Creek, WI	2167	620	2,480		645		620	3,125	3,745	(72)	1970	2001	(f	)
4000 S. Racine Chicago, IL		787	3,146		41		787	3,187	3,974	(84)	1968/1992	2001	(f	)
2900 S. 160th Street New Berlin, WI		1,070	4,280		54		1,070	4,334	5,404	(103)	1972/1974/1978	2001	(f	)
8100 100th Street Pleasant Prairie, WI		348	1,395		17		348	1,412	1,760	(26)	1991	2001	(f	)
6510 W. 73rd Street Bedford Park, IL		1,592	6,369		7		1,592	6,376	7,968	(118)	1974/1980	2001	(f	)
250 Mannheim Road Northlake, IL		1,184	4,814		284		1,184	5,098	6,282	(277)	1970	2001	(f	)
800-850 Regency Drive Glendale Heights, IL		572	2,288		1		572	2,289	2,861	(6)	1987	2001	(f	)
7020 Parkland Court Milwaukee, WI		730	2,924				730	2,924	3,654	(8)	1979	2001	(f	)
7025 Parkland Court Milwaukee, WI		1,376	5,505				1,376	5,505	6,881	(15)	1973	2001	(f	)
315 Edgerton Milwaukee, WI		510	2,043				510	2,043	2,553	(5)	1971	2001	(f	)
5211 South 3rd Street Milwaukee, WI		2,390	9,563				2,390	9,563	11,953	(25)	1973	2001	(f	)
7475 South 6th Street Oak Creek, WI		845	3,384				845	3,384	4,229	(9)	1970	2001	(f	)
1014 Profile Road Bethlehem, NH 03574		404	1,663		8		404	1,671	2,075	(145)	1989	2000	(f	)
One Bridge Street Gary, IN		593	1,817				593	1,817	2,410	(143)	1967/1989/1994	1999	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
2800 Henkle Drive Lebanon, OH 45036		4	4,061	(4)	21			4,082	4,082	(356)	1994/1995/1997	2000	(f	)
3620 Swenson Avenue St. Charles, IL 60174		378	1,517		17		378	1,534	1,912	(117)	1988/1992/1995	2000	(f	)
7750 Industrial Drive Forest Park, IL 60130		360	1,534		165		360	1,699	2,059	(104)	1973	2000	(f	)
155 Old Higgins Road Des Plaines, IL 60018		664	2,656		791		664	3,447	4,111	(150)	1971	2000	(f	)
6333 West Douglas Milwaukee, WI		141	564		77		141	641	782	(26)	1970	2000	(f	)
333 Northwest Avenue Northlake, IL		560	2,239	(27)	418		533	2,657	3,190	(57)	1968	2001	(f	)
505 Railroad Avenue Northlake, IL		1,530	6,121	24	(1,011)		1,554	5,110	6,664	(130)	1965/1988	2001	(f	)
1750 S. Lincoln Drive Freeport, IL 61032		455		(455)	12,366	26		12,392	12,392	(191)	2001	2001	(f	)
Plainfield Road and Madison Street Willowbrook, IL 60527		1,669		(1,182)	5,418	91	487	5,509	5,996	(84)	2001	2001	(f	)
9450 Sergo Drive McCook, IL		386		3,405	13,134	182	3,791	13,316	17,107	(133)	2001	2001	(f	)
Construction In Progress:
5480 W. 70th Bedford Park, IL		475	4		(4)		475		475
521 E. North Ave Glendale Heights, IL		4,671		76			4,747		4,747
Center Point Intermodal Center Ellwood, IL			24,418		91,638	5,567		121,623	121,623
55th and East Avenue McCook, IL				2,138	2,471	507	2,138	2,978	5,116
International Produce Market Chicago, IL			6,251		7,956	1,181		15,388	15,388
Ford Manufacturing Campus Chicago, IL			5,187		3,341	819		9,347	9,347
9450 Sergo Drive McCook, IL					1,150			1,150	1,150
California & I-290 Expressway Chicago, IL			363		823	6		1,192	1,192
Meacham Ave. & Medinah Road Itsaca, IL				3,088			3,088		3,088
Retail Properties:
100 Old McHenry Road Wheeling, IL		482	2,152		61		482	2,213	2,695	(664)	1989-1990	1993	(f	)
351 N. Rohlwing Road Itasca, IL		81	464	1			82	464	546	(119)	1989	1993	(f	)
4-48 Barrington Road Streamwood, IL		573	2,297	(62)	149		511	2,446	2,957	(667)	1989	1994	(f	)
Offices of the Management Company Chicago, IL		675	15,918	(508)	(7,873)	513	167	8,558	8,725	(5,384)			(f	)

Subtotals	$60,401	$165,274	$736,418	$5,973	$278,810	$11,425	$171,247	$1,026,653	$1,197,900	($120,223)

5800 West Touhy Avenue Niles, IL		8,749	27,762	98	(13,514)	1,466	8,847	15,714	24,561	(2,006)	2000	1997	(f	)

Totals	$60,401	$174,023	$764,180	$6,071	$265,296	$12,891	$180,094	$1,042,367	$1,222,461	($122,229)

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

SCHEDULE III (Continued)

(Dollars in thousands)

Notes to Schedule III:

(a)
Initial cost for each respective property is the total acquisition costs associated with its purchase.

(b)
Carrying costs consist of capitalized construction period interest, taxes and insurance.

(c)
At December 31, 2001, the aggregate cost of land and buildings and equipment for Federal income tax purposes was approximately $1,064,685.

(d)
Reconciliation of real estate and accumulated depreciation, including assets held for development:

Reconciliation of Real Estate

	Year Ended December 31,
	2001	2000	1999
Balance at the beginning of year	$1,112,153	$971,897	$768,857
Additions	258,925	242,723	256,264
Impairment of asset	(37,994)
Dispositions and asset write-off	(110,623)	(102,467)	(53,224)

Balance at close of year	$1,222,461	$1,112,153	$971,897

Reconciliation of Accumulated Depreciation and Amortization

	Year Ended December 31,
	2001	2000	1999
Balance at beginning of year	$109,020	$85,408	$62,257
Depreciation and amortization	32,470	30,529	25,485
Acquisition of CRS	702
Acquisition of properties from CRS		1,294
Dispositions and asset write-off	(19,963)	(8,211)	(2,334)

Balance at close of year	$122,229	$109,020	$85,408

(e)
See description of encumbrances in Note 9 to Consolidated Financial Statements.

(f)
Depreciation is computed based upon the following estimated lives:

Buildings, improvements and carrying costs	31.5 to 40 years
Land improvements	15 years
Furniture, fixtures and equipment	4 to 15 years
(g)
These 18 properties collateralize $50,000 of mortgage bonds payable.

QuickLinks

TABLE OF CONTENTS
PART I
CenterPoint Properties Trust Warehouse / Industrial Property Summary As of 12/31/2001
PART II
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES SELECTED HISTORICAL FINANCIAL DATA (in thousands, except for per share data, ratios and number of properties)
PART III
PART IV
SIGNATURES
CENTERPOINT PROPERTIES TRUST INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except for share information)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except for share information)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except for per share data)
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
SCHEDULE II
CENTERPOINT PROPERTIES TRUST VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES SCHEDULE III (Continued) (Dollars in thousands)