Form 10-Q
period 2002-03-31
CENTERPOINT PROPERTIES TRUST
filed 2002-05-14
CIK 912893

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-12630

CENTERPOINT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-3910279 (I.R.S. Employer Identification No.)
1808 Swift Road, Oak Brook, Illinois 60523-1501 (Address of principal executive offices)

(630) 586-8000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of Common Shares of Beneficial Interest outstanding as of May 10, 2002: 23,007,272.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$184,415	$171,247
Buildings	729,226	731,749
Building Improvements	122,335	120,753
Furniture, fixtures and equipment	21,627	22,473
Construction in progress	134,884	151,678

	1,192,487	1,197,900
Less accumulated depreciation and amortization	(125,614)	(120,223)
Real estate held for sale, net of depreciation	22,555	22,555

Net investment in real estate	1,089,428	1,100,232
Cash and cash equivalents	620	1,851
Restricted cash and cash equivalents	59,347	2,437
Tenant accounts receivable, net	34,422	31,890
Mortgage notes receivable	10,865	7,561
Investments in and advances to affiliates	14,208	10,732
Prepaid expenses and other assets	17,758	13,383
Deferred expenses, net	14,343	14,585

	$1,240,991	$1,182,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable and other debt	$60,774	$60,927
Senior unsecured debt	350,000	350,000
Tax-exempt debt	94,630	44,100
Line of credit	143,500	131,500
Preferred dividends payable	1,060	1,060
Accounts payable	7,596	15,493
Accrued expenses	54,884	56,381
Rents received in advance and security deposits	11,092	9,415

	723,536	668,876

Commitments and contingencies
Shareholders' equity
Series A Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized: 3,000,000 issued and outstanding having a liquidation preference of $25 per share ($75,000)	3	3
Series B convertible shares, 994,712 issued and outstanding having a liquidation preference of $50 per share ($49,736)	1	1
Common shares of beneficial interest, $.001 par value, 47,727,273 shares authorized; 22,918,140 and 22,753,913 issued and outstanding, respectively	23	23
Additional paid-in-capital	594,493	587,972
Retained earnings (deficit)	(64,583)	(66,285)
Unearned compensation—restricted shares	(12,482)	(7,919)

Total shareholders' equity	517,455	513,795

	$1,240,991	$1,182,671

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Revenues:
Minimum rents	$27,194	$27,146
Straight line rents	700	909
Expense reimbursements	8,704	9,473
Mortgage interest income	114	120
Real estate fee income	1,772	482
Equity in net income of affiliates	224	150

Total revenue	38,708	38,280

Expenses:
Real estate taxes	8,306	8,080
Property operating and leasing	5,283	6,018
General and administrative	1,363	1,405
Depreciation and amortization	8,261	8,454
Interest expense:
Interest incurred, net	6,794	7,788
Amortization of deferred financing costs	594	601

Total expenses	30,601	32,346

Operating income	8,107	5,934
Gain on sale of real estate	—	7,605

Income before income taxes, discontinued operations and extraordinary item	8,107	13,539
Provision for income tax benefit	234	380

Income before discontinued operations and extraordinary item	8,341	13,919
Discontinued operations:
Gain on sale, net of tax	9,813	—
Income (loss) from operations of sold properties, net of tax	(728)	1,728

Income before extraordinary item	17,426	15,647
Extraordinary item, early extinguishment of debt	—	(1,616)

Net Income	17,426	14,031
Preferred Dividends	(2,523)	(2,523)

Net income available to common shareholders	$14,903	$11,508

Per share income available to common shareholders before discontinued operations and extraordinary item
Basic	$0.255	$0.509
Diluted	$0.248	$0.495
Per share income available to common shareholders before extraordinary item
Basic	$0.652	$0.586
Diluted	$0.636	$0.570
Per share net income available to common shareholders
Basic	$0.652	$0.514
Diluted	$0.636	$0.500
Distributions per common share	$0.5775	$0.5250

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net Income	$17,426	$14,031
Adjustments to reconcile net income to net cash provided by operating activities
Extraordinary item, early extinguishment of debt	—	1,616
Bad debts	—	160
Depreciation	7,684	8,455
Amortization of deferred financing costs	594	601
Other amortization	1,220	715
Straight-line rents	(700)	(1,296)
Incentive stock awards	385	291
Equity in net income of affiliates	(224)	(150)
Gain on disposal of real estate	(10,850)	(7,605)
Net changes in:
Tenant accounts receivable	(2,114)	(1,611)
Prepaid expenses and other assets	(2,980)	(504)
Rents received in advance and security deposits	1,256	4,599
Accounts payable and accrued expenses	(7,625)	(20,070)

Net cash provided by (used in) operating activities	4,072	(768)
Cash flows from investing activities
Change in restricted cash and cash equivalents	(57,724)	8,735
Acquisition of real estate	(16,427)	(19,503)
Additions to construction in progress	(14,454)	(18,089)
Improvements and additions to properties	(1,935)	(821)
Disposition of real estate	39,024	6,917
Change in deposits on acquisitions	(126)	140
Repayment of mortgage notes receivable	1,782	55
Investment in and advances to affiliate	1,512	(2,072)
Acquisition of CRS, net of cash received	—	151
Receivables from affiliates and employees	39	43
Additions to deferred expenses	(1,691)	(428)

Net cash used in investing activities	(50,000)	(24,872)
Cash flows from financing activities
Proceeds from sale of common shares	1,574	3,084
Proceeds from issuance of tax exempt bonds	47,000	—
Proceeds from line of credit	36,000	54,500
Repayment of line of credit	(24,000)	(17,333)
Repayments of mortgage notes payable	(153)	(163)
Distributions	(15,724)	(14,304)

Net cash provided by financing activities	44,697	25,784
Net change in cash and cash equivalents	(1,231)	144
Cash and cash equivalents, beginning of period	1,851	1,060

Cash and cash equivalents, end of period	$620	$1,204

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BASIS OF PRESENTATION:

        These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and subsidiaries (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the December 31, 2001 Financial Statements and Notes thereto included in the Company's annual report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the December 31, 2001 Audited Financial Statements included in the Company's annual report on Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim financial statements.

        The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.    Significant Accounting Policies

        Effective January 1, 2002 the Company adopted FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" a replacement of FAS No. 121. FAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

        This statement retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. For purposes of applying FAS No. 144, the Company considers each operating property to be a component unit. Accordingly, operations of all properties sold or classified as held for sale after December 31, 2001 are shown as discontinued operations. In addition, operations for such properties for all prior periods presented have been reclassified to discontinued operations.

        Also, the Company earned development fees in 2002 acting as the contractor. Development fees for third party construction contracts where the Company has committed to the cost of construction are recognized based on percentage of completion. Percentage of completion is measured as total costs incurred as a percentage of total estimated costs for the project.

2.    Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

        Under the terms of the Company's 2000 Omnibus Employee Retention and Incentive Plan (the Plan), employees were granted 105,481 restricted shares of the Company on January 29, 2002. Shares were awarded in the name of each of the participants, who have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met. Unearned compensation was recorded at the date of award based on the market value of the shares. The unearned compensation is being amortized over the eight-year vesting period unless the restriction is sooner lifted.

        Under the terms of the Plan, options for 184,946 common shares were issued on January 29, 2002. The options were granted at $48.70 per shares and are exercisable per the plan.

3.    Acquisition and Disposition of Real Estate

        In the first three months of 2002, the Company purchased one operating property and two land parcels from unrelated third parties for an aggregate cost of approximately $20.1 million. In addition, the Company disposed of three operating properties, two land parcels and one completed development (the Chicago International Produce Market (CIPM)) for an aggregate sales price of approximately $37.9 million. The CIPM was pre-sold and construction began in the second quarter of 2001. Almost all of the CIPM sales were closed as individual units in the first quarter of 2002. The remaining units are expected to close in the second quarter. The Company is also contracted to complete interior improvements for the occupants to be delivered in the third and fourth quarters of 2002.

        One of the properties disposed of in the first quarter of 2002 was sold to a Trustee of the Company for a total sales price of $8.3 million.

4.    Investment in and Advances to Affiliates

        At March 31, 2002, CRS maintains a 25% investment in CenterPoint Venture, LLC (the Venture). The Venture was formed on January 21, 2000 with CalEast Industrial Investors LLC, an investment vehicle between the California Public Employees Retirement System (CalPERS) and Jones Lang LaSalle.

        CRS paid an additional $1.8 million in syndication fees relating to the Venture and is amortizing these on a straight-line basis over the life of the Venture, 7 years. Amortization of syndication fees of $64 and $64, respectively, is included in equity in net income of affiliates. Unamortized syndication fees of $1,243 are included in investments in and advances to affiliates.

        Summarized financial information for the CenterPoint Venture, LLC is shown below.

Balance Sheet

	March 31, 2002	March 31, 2001
Assets
Net investment in real estate	$82,072	$108,649
Other assets	3,646	9,175

Total assets	$85,718	$117,824

Liabilities
Secured line of credit	$53,579	$75,980
Other liabilities	3,063	5,606

Total liabilities	56,642	81,586
Members' equity	29,076	36,238

Total liabilities and members' equity	$85,718	$117,824

Statement of Operations

	Three Months Ended
	March 31, 2002	March 31, 2001
Rental revenue	$2,525	$3,061
Operating expenses
Property, operating and leasing	769	998
Depreciation and amortization	581	672
Interest	320	1,149

Total operating expenses	1,670	2,819
Operating income	855	242
Gain (loss) on disposal of assets	—	550

Net income (loss)	$855	$792

        CenterPoint Venture, LLC owned 9 warehouse/industrial properties, totaling 1.9 million square feet, as of March 31, 2002, which were 89% leased. CenterPoint Venture, LLC also had three warehouse/industrial properties under construction as of March 31, 2002 and December 31, 2001.

        The Company earned fees from the Venture totaling $0.1 million and $0.2 million for acquisitions, administrative services and for property management services for the first quarter of 2002 and 2001, respectively. At March 31, 2002 and Decembr 31, 2001, the Company had $0.1 million and $0.2 million receivable for these fees.

        On January 14, 2002, CenterPoint formed a joint venture, CenterPoint Manufacturing Campus, LLC ("CMC") with Ford Motor Land Development Corporation ("Ford Land") to develop Ford's new automotive supplier manufacturing campus located on Chicago's southeast side. The partnership is owned 51% by CenterPoint and 49% by Ford Land. The park will occupy a 155-acre former brownfield site located approximately one-half mile from Ford's Chicago Assembly Plant on the southeast side, near the intersection of 126th Street and Torrence Avenue. Site preparation has already begun and construction of 5 buildings, or 1.7 million square feet, will begin this spring and continue through the third quarter of 2003. The project is partially funded by Tax Increment Financing (TIF) backed developer notes from the City of Chicago and benefits from other public investments. The Company will earn development fees during construction and will seek to dispose of its interest following completion.

        Upon closing, CenterPoint contributed land to CMC in exchange for $4.2 million in proceeds and $4.8 million in equity of the venture. Summarized financial information for the Chicago Manufacturing Campus, LLC is shown below.

March 31, 2002
(Unaudited)
Assets
Construction in progress	$10,541
Other assets	3,779

Total assets	14,320

Liabilities	3,420
Members equity	10,900

Total liabilities and members equity	$14,320

        CenterPoint incurred $0.4 million in development department costs that were not reimbursed by CMC upon inception and are included in the Company's investments in and advances to affiliates.    Also, the Company capitalized interest to the extent of its equity investment and this interest is included in investments in and advances to affiliate. These costs will be amortized over the depreciation period of the buildings constructed in this project. There was no such amortization in the first quarter of 2002.

        Also, the Company earned fees from CMC totaling $0.1 million for development services for the first quarter of 2002, net of deferred. At March 31, 2002, the Company had no fees receivable from CMC.

5.    Supplemental Information to Statements of Cash Flows (in thousands)

        Supplemental disclosures of cash flow information for the three months ended March 31, 2002 and 2001:

	2002	2001
Interest paid, net of interest capitalized	$10,021	$10,561
Interest capitalized	2,090	1,622

        In conjunction with the acquisition of real estate, for the three months ended March 31, 2002 and 2001, the Company acquired the following asset and assumed the following liability amounts:

	2002	2001
Purchase of real estate	$(20,116)	$(22,454)
Mortgage notes payable	3,530	2,241
Liabilities, net of other assets	159	710

Acquisition of real estate	$(16,427)	$(19,503)

        In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the three months ended March 31, 2002 and 2001:

	2002	2001
Disposal of real estate	$37,855	$29,862
Mortgage notes receivable	(5,085)	(23,200)
Liabilities, net of other assets	6,254	255

Disposition of real estate	$39,024	$6,917

        In conjunction with the Company's contribution of land to CMC, the Company reclassified $4,765 in land basis to investments in and advances to affiliates.

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

        Certain items, including the investment in affiliate and inter-company debt are eliminated upon consolidation in the Company's financial statements.

6.    Tax-exempt Debt

        On March 21, 2002, the Company received $47 million of tax-exempt Variable Rate Demand Bonds issued by the City of Chicago, Illinois. These Variable Rate Demand Bonds are enhanced by a letter of credit. The bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.58% at March 31, 2002). The bonds require monthly payments of interest only and mature in March, 2037. Of the original proceeds, the Company holds $45.5 million in escrow (shown in restricted cash and cash equivalents) as of March 31, 2002 for future construction costs.

        Along with the purchase of a property on March 21, 2002, the Company assumed tax-exempt bonds of $3.5 million. These Adjustable Rate Revenue Bonds, issued by the Illinois Department Financing Authority, are enhanced by a letter of credit. The bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.58% at March 31, 2002). The bonds require monthly payments of interest only and mature in December, 2018.

7.    Income Taxes

        The components of income tax (expense) benefit for the periods ended March 31, 2002 and March 31, 2001 are as follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Current:
Federal	$1,608	$42
State	372	10
Deferred:
Federal	(2,260)	266
State	(522)	62

	$(802)	$380

        The actual tax expense differs from the statutory income tax expense for the periods ended March 31, 2002 and March 31, 2001 as follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Tax benefit at federal rate	$(703)	$309
State tax benefit, net of federal benefit	(99)	71

	$(802)	$380

        In 2002, the provision for income taxes is comprised of $1,036 in expense, which is netted against the gain on sale from discontinued operations, and $234 in tax benefit, which is presented in provision for income tax benefit before discontinued operations.

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

        At March 31, 2002, three of the properties owned by the Company were subject to purchase options held by certain tenants. The purchase options were exercisable at various intervals through 2027 for amounts that are greater than the net book value of the assets.

9.    Earnings Per Common Share

        The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001
	(in thousands, except for share data)
Numerators:
Income before discontinued operations and extraordinary item	$8,341	$13,919
Dividend on preferred shares	(2,523)	(2,523)

Income available to common shareholders before discontinued operations and extraordinary item—for basic and diluted EPS	$5,818	$11,396

Discontinued operations
Gain on sale, net of tax	9,813
Income (loss) from operations of sold properties, net of tax	(728)	1,728

Discontinued operations—for basic and diluted EPS	$9,085	$1,728

Income available to common shareholders before extraordinary item—for basic and diluted	14,903	13,124
Extraordinary item, early extinguishment of debt—for basic and diluted EPS		(1,616)

Net income available to common shareholders—for basic and diluted and diluted EPS	$14,903	$11,508

Denominators:
Weighted average common shares outstanding—for basic EPS	22,852,866	22,393,915
Effect of share options	592,103	617,086

Weighted average common shares outstanding—for diluted EPS	23,444,969	23,011,001

Basis EPS:
Income available to common shareholders before discontinued operations and extraordinary item	$0.255	$0.509
Discontinued Operations	0.397	0.077

Income available to common shareholders before extraordinary item	0.652	0.586
Extraordinary Item, early extinguishment of debt	—	(0.072)

Net income available to common shareholders	$0.652	$0.514

Diluted EPS:
Income available to common shareholders before discontinued operations and extraordinary item	$0.248	$0.495
Discontinued Operations	0.388	0.075

Income available to common shareholders before extraordinary item	0.636	0.570
Extraordinary Item, early extinguishment of debt	—	(0.070)

Net income available to common shareholders	$0.636	$0.500

        The assumed conversion of the convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the three months ended March 31, 2002 and 2001 would be anti-dilutive.

10.    Pro Forma Financial Information

        Due to the effect of 2002 and 2001 acquisitions and dispositions of properties, the historical results are not indicative of the future results of operations. The following unaudited pro forma information for the three months ended March 31, 2002 and 2001 is presented as if the 2002 and 2001 acquisitions and dispositions had all occurred on January 1, 2001 (or the date the property first commenced operations with a third party tenant, if later). The pro forma information is based upon historical information and does not purport to present what actual results would have been had the transactions, in fact, occurred at January 1, 2001, or to project results for any future period.

	Three Months Ended March 31,
	2002	2001
	(in thousands, except for share data)
Total revenues	$38,708	$38,787
Total (expenses)	(31,450)	(32,127)
Gain on sale of real estate	9,813	7,605

Income before provision for income tax, preferred dividends and extraordinary items	17,071	14,265
Provision for income tax	234	380
Preferred dividends	(2,523)	(2,523)

Income before extraordinary items available to common shareholders	$14,782	$12,122

Per share income before extraordinary items available to common shareholders:
Basic	$0.65	$0.54
Diluted	$0.63	$0.53
Weighted average common shares outstanding—basic	22,852,866	22,393,915
Weighted average common shares outstanding—diluted	23,444,969	23,011,001

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

        The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Company's Form 10-K filed for the fiscal year ended December 31, 2001 and the unaudited financial statements presented with this Form 10-Q.

Adoption of FAS 144

        In 2002, CenterPoint adopted FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard requires the Company to report the operations from sold properties and properties classified as held for sale after January 1, 2002 as discontinued operations, net of tax. In addition, gains or losses on sales of operating properties must be shown in discontinued operations, net of tax. Management believes that our value added investment and capital recycling business model is better represented by excluding the impact of this statement as reflected in a pre-FAS No. 144 statement of operations.

Results of Operations

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001.

	Three Months Ended March 31
	2002			2001
	As Reported	Discontinued Operations	Pre FAS 144	As Reported	Discontinued Operations	Pre FAS 144
Revenue:
Minimum rents	$27,194	$323	$27,517	$27,146	$2,058	$29,204
Straight-line rents	700	(9)	691	909	387	1,296
Expense reimbursements	8,704	94	8,798	9,473	248	9,721
Mortgage interest income	114		114	120		120
Real estate fee income	1,772		1,772	482		482
Equity in net income (loss) of affiliate	224		224	150		150

Total revenue	38,708	408	39,116	38,280	2,693	40,973

Expenses:
Real estate taxes	8,306	394	8,700	8,080	253	8,333
Property operating and leasing	5,283	99	5,382	6,018	(4)	6,014
General and administrative	1,363		1,363	1,405		1,405
Depreciation and amortization	8,261	643	8,904	8,454	716	9,170
Interest expense:
Interest incurred, net	6,794		6,794	7,788		7,788
Amortization of deferred financing costs	594		594	601		601

Total expenses	30,601	1,136	31,737	32,346	965	33,311

Operating income	8,107	(728)	7,379	5,934	1,728	7,662
Gain on sale of real estate	—	10,849	10,849	7,605		7,605

Income before income taxes, discontinued operations and extraordinary item	8,107	10,121	18,228	13,539	1,728	15,267
Provision for income taxes (expense) benefit	234	(1,036)	(802)	380		380

Income before discontinued operations and extraordinary item	8,341	9,085	17,426	13,919	1,728	15,647
Discontinued operations:
Gain on sale, net of tax	9,813	(9,813)	—	—		—
Income (loss) from operations, net of tax	(728)	728	—	1,728	(1,728)	—

Income before extraordinary item	17,426	—	17,426	15,647	—	15,647
Extraordinary item, early extinguishment of debt	—	—	—	(1,616)	—	(1,616)

Net income	17,426	—	17,426	14,031	—	14,031

Preferred dividends	(2,523)	—	(2,523)	(2,523)	—	(2,523)

Net income available to common shareholders	$14,903	$—	$14,903	$11,508	$—	$11,508

Revenues

        As reported, total revenues increased by $0.4 million or 1.1% over the same period last year. Pre-FAS 144 total revenues decreased $1.9 million or 4.5%.

        In the first quarter of 2002, 94.9% of pre-FAS 144 total revenues were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties. In 2001, operating and investment revenue as a percentage of pre-FAS 144 total revenues was 98.5%. Also, pre-FAS 144 operating and investment revenues, which includes minimum rents, straight-line rents, expense reimbursements and mortgage interest income, decreased by $3.2 million in the first quarter of 2002. Operating and investment revenue growth was negatively affected by vacancies and lower expense reimbursements caused by the reduced cost of a mild winter and other lower property operating costs.

        Other revenues, consisting of real estate fee income and equity in net income of affiliates, increased $1.4 million due to increased development fees earned in 2002.

Operating and Nonoperating Expenses

        As reported, real estate tax expense and property operating and leasing expense decreased by $0.5 million from period to period. The majority of the change resulted from decreased common area snow removal and utilities on properties. The following is a breakdown of the composition of the Company's property operating and leasing costs:

	Three Months Ended March 31,
	2002	2001
Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$2,794	$3,678
Property management includes property management and portfolio construction costs	1,144	1,047
Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	1,345	1,293

Total property operating and leasing	$5,283	$6,018

        As reported, general and administrative expenses remained nearly constant.

        Depreciation and amortization decreased by $0.2 million due to a full period of no depreciation on 2001 property dispositions.

        Interest incurred, net, decreased by approximately $1.0 million when comparing the first quarter of 2001 to 2002 due mainly to lower interest rates on variable debt.

        Pre-FAS 144, gains on the sale of real estate increased by $3.2 million over the first quarter of 2001 due to the sale of three operating properties, two land parcels and a completed development at an increased gain over the two properties sold in the first quarter of 2001.

Net Income Available to Common Shareholders and Other Measures of Operations

        Net income available to common shareholders increased $3.4 million or 29.5% due mainly to an increase in gains that resulted from capital recycling activities.

        Funds from operations (FFO) increased 12.9% from $20.9 million to $23.6 million when comparing the first quarter of 2001 to the first quarter of 2002. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. CenterPoint calculates FFO as net income to common shareholders, plus real estate depreciation and non-financing amortization, inclusive of fee income and industrial property sales (net of accumulated depreciation) of the Company and its unconsolidated affiliates. The Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business strategy. FFO exclusive of gains and losses from disposition activities decreased 5.1% from $15.6 million to $14.8 million when comparing periods. FFO does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

        When comparing the first quarter results of operations of properties owned at January 1, 2001 with the results of operations of the same properties for the first quarter 2002 (the "same store" portfolio), the Company recognized an increase of approximately 2.4% in net operating income adjusted for certain non-cash transactions. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

        The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the first quarter of 2002 was 85.0% compared with 86.1% for the same period last year, increasing due mainly to transitional vacancy in the prior year.

        The Company also measures its operating performance with its EBITDA margin, adjusted for depreciation on sold properties and its NOI margin. The adjusted EBITDA margin is calculated as EBITDA less depreciation on sold properties divided by total revenues. This margin tracks the Company's operating net earnings compared to total revenues before financing costs. The adjusted EBITDA margin for the first quarter of 2002 was 85.6% compared to 79.4% for 2001.

        The NOI margin is calculated as operating and investment revenues less real estate taxes and property operating and leasing divided by total operating and investment revenues. This margin, similar to the Net Revenue Margin, measures the percentage of property revenues retained by the Company. The NOI margin for 2002 was 63.0% compared to 62.6% for 2001.

Liquidity and Capital Resources

Operating and Investment Cash Flow

        Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital raises, have been used to fund, on a long term basis, acquisitions and other capital costs. In the first three months of 2002, cash flow from operations provided $4.1 million, lower than the $15.7 million in distributions. The Company's first quarter operating cash flows were lowered by the payment of interest accrued at year end on senior debt issuances, and year 2001 bonus payments in early 2002. Due to these first quarter items, operating cash flows was not sufficient to fund first quarter 2002 distributions. However, the Company expects future cash flow to be sufficient to fund distributions and a significant portion of future investment activities.

        For the first three months of 2002, the Company's investment activities include acquisitions of $16.4 million, advances for construction in progress of $14.5 million, and improvements and additions to properties of $1.9 million. These activities were funded with dispositions of real estate of $39.0 million, advances on the company's line of credit and a portion of the Company's retained capital. Advances on the Company's line of credit also funded advances to affiliate of $1.5 million for acquisitions and construction in progress at the subsidiary level.

Equity and Share Activity

        During the first three months of 2002, the Company paid distributions on common shares of $13.2 million or $0.5775 per share. Also, in 2002, the Company paid dividends on Series A Preferred Shares of $1.6 million or $0.53 per share and $0.9 million for dividends on Series B Convertible Preferred Shares or $0.9375 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases (iii) restrictions under certain covenants of the Company's unsecured line of credit and (iv) terms of future debt agreements.

Debt Capacity

        The Company seeks to maintain capacity larger than its expected two years investment requirements, considering all available funding sources. At March 31, 2002, the Company's debt constituted approximately 32.0% of its fully diluted total market capitalization. The Company's earnings before interest, taxes, depreciation and amortization, ("EBITDA") to debt service coverage ratio decreased from the prior year, but remained high at 5.0 to 1, and the Company's EBITDA to fixed charge coverage ratio was 3.7 to 1 due to preferred dividends. The Company's common equity market capitalization was approximately $1.2 billion, and its fully diluted total market capitalization was approximately $2.0 billion.

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

        As of May 10, 2002, the Company had outstanding borrowings of $209.5 million under the Company's unsecured line of credit (approximately 34.2% of the Company's fully diluted total market capitalization), and the Company had remaining availability of $140.5 million under its unsecured line of credit.

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

        Long-term (greater than one year) capital needs for property acquisitions, scheduled debt maturities, major redevelopment projects, expansions, and construction of build-to-suit properties will be supported, initially by disposition proceeds, supplemented by draws on the Company's unsecured line of credit, followed by the issuance of long-term unsecured indebtedness and if necessary equity issuance. Finally, proceeds from developer notes backed by tax increment financing arrangements will also be used to fund future development costs.

        In addition, during 2002 the Company is actively pursuing capital strategies that include monetization of the Burlington Northern Santa Fe ground lease at CenterPoint Intermodal Center and the sale of all or a portion of its TIF backed developer notes held in conjunction with the International Produce Market and CenterPoint Intermodal Center. As of March 31, 2002 $8.0 million, representing principal, has been recognized as a reduction to the basis (for principal of the notes) in the CIPM project and $0.3 million has been recorded as interest income. The developer notes relate to CenterPoint Intermodal Center and have not been reflected in the financial statements due to uncertainties related to collection.

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

        At March 31, 2002, $238.1 million or 36.7% of the Company's debt was variable rate debt and $410.8 million or 63.3% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of March 31, 2002, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.6 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
10.1	Stock Option Agreement between the Company and John S. Gates, Jr.
10.2	Stock Option Agreement between the Company and Michael M. Mullen.
10.3	Stock Option Agreement between the Company and Paul S. Fisher.
10.4	Stock Option Agreement between the Company and Rockford O. Kottka
10.5	Stock Grant Agreement between the Company and John S. Gates, Jr.
10.6	Stock Grant Agreement between the Company and Michael M. Mullen.
10.7	Stock Grant Agreement between the Company and Paul S. Fisher.
10.8	Stock Grant Agreement between the Company and Rockford O. Kottka.
10.9	Stock Grant Agreement between the Company and Paul T. Ahern.
  (b)
  Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST a Maryland Company
May 10, 2002	By:	/s/ PAUL S. FISHER Paul S. Fisher Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

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