Form 10-Q
period 2002-06-30
CENTERPOINT PROPERTIES TRUST
filed 2002-08-14
CIK 912893

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of Common Shares of Beneficial Interest outstanding as of August 12, 2002: 23,018,832.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$198,999	$171,247
Buildings	742,031	731,749
Building Improvements	126,415	120,753
Furniture, fixtures and equipment	21,949	22,473
Construction in progress	132,742	151,678

	1,222,136	1,197,900
Less accumulated depreciation and amortization	(129,282)	(120,223)
Real estate held for sale, net of depreciation	—	22,555

Net investment in real estate	1,092,854	1,100,232
Cash and cash equivalents	—	1,851
Restricted cash and cash equivalents	47,884	2,437
Tenant accounts receivable, net	34,672	31,890
Mortgage notes receivable	10,827	7,561
Investments in and advances to affiliates	18,230	10,732
Prepaid expenses and other assets	25,503	13,383
Deferred expenses, net	14,986	14,585

	$1,244,956	$1,182,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable and other debt	$100,794	$60,927
Senior unsecured debt	350,000	350,000
Tax-exempt debt	94,630	44,100
Line of credit	102,500	131,500
Preferred dividends payable	1,060	1,060
Accounts payable	1,917	15,493
Accrued expenses	58,758	56,381
Rents received in advance and security deposits	11,028	9,415

	720,687	668,876

Commitments and contingencies
Shareholders' equity
Series A Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized: 3,000,000 issued and outstanding having a liquidation preference of $25 per share ($75,000)	3	3
Series B convertible shares, 994,712 issued and outstanding having a liquidation preference of $50 per share ($49,736)	1	1
Common shares of beneficial interest, $.001 par value, 47,727,273 shares authorized; 23,003,832 and 22,753,913 issued and outstanding, respectively	23	23
Additional paid-in-capital	595,211	587,972
Retained earnings (deficit)	(60,736)	(66,285)
Unearned compensation—restricted shares	(10,233)	(7,919)

Total shareholders' equity	524,269	513,795

	$1,244,956	$1,182,671

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Minimum rents	$27,050	$29,061	$53,393	$57,137
Straight line rents	522	1,190	1,207	2,451
Expense reimbursements	8,082	8,387	16,535	17,807
Mortgage interest income	249	195	363	315
Real estate fee income	1,782	358	3,554	840

Total revenue	37,685	39,191	75,052	78,550

Expenses:
Real estate taxes	6,897	8,390	15,220	16,337
Property operating and leasing	6,593	4,736	11,907	10,658
General and administrative	1,640	1,487	3,003	2,892
Depreciation and amortization	8,458	8,088	17,067	16,981
Interest expense:
Interest incurred, net	6,827	7,834	13,621	15,622
Amortization of deferred financing costs	624	608	1,218	1,209

Total expenses	31,039	31,143	62,036	63,699

Operating income	6,646	8,048	13,016	14,851
Gain on sale of real estate	5,009	8,539	8,926	16,144

Income from continuing operations before income taxes and equity in net income of affiliate	11,655	16,587	21,942	30,995
Provision for income tax expense	(794)	(755)	(1,588)	(422)
Equity in net income of affiliate	192	157	416	307

Income from continuing operations	11,053	15,989	20,770	30,880
Discontinued operations:
Gain on sale, net of tax	8,568	—	15,501	—
Income from operations of sold properties, net of tax	438	714	1,213	1,469

Income before extraordinary item	20,059	16,703	37,484	32,349
Extraordinary item, early extinguishment of debt	—	—	—	(1,616)

Net Income	20,059	16,703	37,484	30,733
Preferred Dividends	(2,523)	(2,523)	(5,045)	(5,045)

Net income available to common shareholders	$17,536	$14,180	$32,439	$25,688

Per share income available to common shareholders before discontinued operations and extraordinary item
Basic	$0.37	$0.60	$0.69	$1.15
Diluted	$0.36	$0.58	$0.67	$1.12
Per share income available to common shareholders before extraordinary item
Basic	$0.76	$0.63	$1.42	$1.21
Diluted	$0.74	$0.61	$1.38	$1.18
Per share net income available to common shareholders
Basic	$0.76	$0.63	$1.42	$1.14
Diluted	$0.74	$0.61	$1.38	$1.11
Distributions per common share	$0.5775	$0.5250	$1.1550	$1.0500

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net Income	$37,484	$30,733
Adjustments to reconcile net income to net cash provided by operating activities
Extraordinary item, early extinguishment of debt	—	1,616
Bad debts	100	336
Depreciation	15,368	16,355
Amortization of deferred financing costs	1,218	1,209
Other amortization	2,205	1,226
Straight-line rents	(1,207)	(2,483)
Incentive stock awards	2,579	663
Equity in net income of affiliates	(416)	(308)
Gain on disposal of real estate	(24,427)	(16,144)
Net changes in:
Tenant accounts receivable	(2,957)	(2,227)
Prepaid expenses and other assets	(5,243)	4,320

Rents received in advance and security deposits	1,217	1,382
Accounts payable and accrued expenses	(5,624)	(5,877)
Net cash provided by operating activities	20,297	30,801
Cash flows from investing activities
Change in restricted cash and cash equivalents	(46,373)	21,564
Acquisition of real estate	(87,232)	(34,436)
Additions to construction in progress	(32,473)	(43,569)
Improvements and additions to properties	(3,114)	(11,769)
Disposition of real estate	122,263	21,221
Change in deposits on acquisitions	(713)	492
Repayment of mortgage notes receivable	1,819	1,954
Investment in and advances to affiliate	(1,339)	(4,206)
Acquisition of CRS, net of cash received	—	151
Receivables from affiliates and employees	34	84
Additions to deferred expenses	(1,229)	(1,709)

Net cash used in investing activities	(48,357)	(50,223)
Cash flows from financing activities
Proceeds from sale of common shares	2,984	4,183
Proceeds from issuance of mortgage bonds payable	88,109	—
Proceeds from issuance of tax exempt bonds	45,952	—
Proceeds from line of credit	102,000	92,000
Repayment of line of credit	(131,000)	(47,333)
Repayments of mortgage notes payable	(309)	(316)
Repayments of mortgage bonds payable	(50,000)	—
Distributions	(31,527)	(28,661)

Net cash provided by financing activities	26,209	19,873
Net change in cash and cash equivalents	(1,851)	451
Cash and cash equivalents, beginning of period	1,851	1,060

Cash and cash equivalents, end of period	$—	$1,511

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

1. Significant Accounting Policies

  Discontinued Operations

        Effective January 1, 2002 the Company adopted FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," a replacement of FAS No. 121. This statement retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. For purposes of applying FAS No. 144, the Company considers each operating property to be a component unit. Accordingly, operations of such properties sold that were not classified as held for sale at December 31, 2001 and properties that are classified as held for sale after December 31, 2001 are shown as discontinued operations. In addition, operations for such properties for all prior periods presented have been reclassified to discontinued operations.

  Development Fees

        The Company earned development fees in 2002 acting as the contractor. Development fees for third party construction contracts where the Company has committed to the cost of construction are recognized based on percentage of completion. Percentage of completion is measured as total costs incurred as a percentage of total estimated costs for the project. The Company earns other development fees where it is not committed to the cost of construction. In these cases, the fee is recognized on a straight-line basis over the term of the development agreement. In total, the Company has recognized $3.1 million and $0.2 million in development fees for the six months ended June 30, 2002 and 2001, respectively. These development fees are included in real estate fee income.

  Recent Pronouncements

        On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No. 145"). FAS No. 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS No. 4"), and the amendment to

FAS No. 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS No. 145 is effective for transactions occurring subsequent to May 15, 2002. The Company does not expect FAS No. 145 to have any impact on the Company beyond classification of costs related to early extinguishments of debt, which were previously shown as extraordinary items.

2. Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

  Stock Incentive Plans

        Under the terms of the Company's 2000 Omnibus Employee Retention and Incentive Plan (the Plan), employees were granted 105,481 restricted shares at $48.70 on January 29, 2002. Shares were awarded in the name of each of the participants, who have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met. Unearned compensation was recorded at the date of award based on the market value of the shares. The unearned compensation is being amortized over the eight-year vesting period or sooner if certain performance thresholds are met.

        Under the terms of the Plan, options for 184,946 common shares were issued on January 29, 2002. The options were granted at $48.70 per share and are exercisable per the plan. Also, on May 16, 2002, options for 33,000 common shares were issued at $55.25 per share to Company trustees and are exercisable per the Plan.

        On June 4, 2002, shares granted to employees on March 8, 2000 vested after meeting performance targets specified in the 1995 Restricted Stock Incentive Plan. Restrictions were lifted on 69,450 shares owned by employees resulting in compensation expense of approximately $1.8 million representing the unamortized portion of this share issuance.

  Director Stock Plan

        Under the terms of the Company's 1995 Director Stock Plan, trustees were granted 1,582 restricted shares of the Company on May 16, 2002.

3. Acquisition and Disposition of Real Estate

        In the first six months of 2002, the Company purchased 18 operating properties and three land parcels from unrelated third parties for an aggregate cost of approximately $91.6 million. In addition, the Company disposed of 14 operating properties, 2 land parcels and one completed development (the Chicago International Produce Market ("CIPM")) for an aggregate sales price of approximately $128.2 million. The CIPM was pre-sold and construction began in the second quarter of 2001. Almost all of the CIPM sales were closed as individual units in the first quarter of 2002. The remaining units have closed in the second quarter. The Company is also contracted to complete interior improvements for the occupants to be delivered in the third and fourth quarters of 2002.

        One of the properties disposed of in the first quarter of 2002 was sold to a Trustee of the Company for a total sales price of $8.3 million and a gain of $2.8 million.

        15 of the 18 properties acquired in 2002 were purchased for $44.5 million from CalEast Industrial Investors, LLC, with which CenterPoint also has a joint venture (CenterPoint Venture LLC, which is described in footnote 4 below).

4. Investment in and Advances to Affiliates

        The Company accounts for its investment in affiliate using the equity method whereby its cost of investment is adjusted for its share of equity in net income of loss from the date of acquisition and reduced by distributions received.

        The equity method is applied to investments when the Company does not have a majority interest in the investee, but does have significant influence over the operating and financial policies of the investee company. The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.

        At June 30, 2002, CRS maintains a 25% investment in CenterPoint Venture, LLC (the Venture). The Venture was formed on January 21, 2000 with CalEast Industrial Investors LLC, an investment vehicle between the California Public Employees Retirement System ("CalPERS") and Jones Lang LaSalle.

        CRS paid an additional $1.8 million in syndication fees relating to the Venture and is amortizing these on a straight-line basis over the life of the Venture, 7 years. Amortization of syndication fees of $128 for both years, is included in equity in net income of affiliates. Unamortized syndication fees of $1,179 are included in investments in and advances to affiliates.

        Summarized financial information for the Venture is shown below.

Balance Sheet	June 30, 2002	June 30, 2001
Assets
Net investment in real estate	$82,427	$118,683
Other assets	3,048	4,098

Total assets	$85,475	$122,781

Liabilities
Secured line of credit	$54,165	$73,584
Other liabilities	2,558	3,630

Total liabilities	56,723	77,214
Members' equity	28,752	45,567

Total liabilities and members' equity	$85,475	$122,781

	Six Months Ended
Statement of Operations	June 30, 2002	June 30, 2001
Rental revenue	$4,878	$6,449
Operating expenses
Property, operating and leasing	1,484	1,986
Depreciation and amortization	1,161	1,458
Interest	652	2,007

Total operating expenses	3,297	5,451
Operating income	1,581	998
Gain on disposal of assets	—	550

Net income	$1,581	$1,548

        The Venture owned 9 warehouse/industrial properties, totaling 1.9 million square feet, as of June 30, 2002, which were 92% leased. The Venture also had 3 warehouse/industrial properties under construction as of June 30, 2002 and December 31, 2001.

        The Company earned fees from the Venture totaling $0.2 million and $0.4 million for acquisitions, administrative services and for property management services for the first six months of 2002 and 2001, respectively. At June 30, 2002 and December 31, 2001, the Company had $0.1 million and $0.2 million receivable for these fees.

        On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Motor Land Development Corporation ("Ford Land") to develop Ford's new automotive supplier manufacturing campus located on Chicago's southeast side. Chicago Manufacturing Campus, LLC ("CMC"), is owned 51% by CenterPoint and 49% by Ford Land. The park will occupy a 155-acre former brownfield site located approximately one-half mile from Ford's Chicago Assembly Plant on the southeast side, near the intersection of 126th Street and Torrence Avenue. Site preparation and construction of 5 buildings, or 1.7 million square feet, began during the second quarter and will continue through the third quarter of 2003. Upon closing, Ford Land contributed $5.3 million in cash to CMC in exchange for the same amount in equity, and Ford Land is committed to total contributions of $36.0 million. Also, upon closing, CenterPoint contributed land and $1.2 million in cash to CMC in exchange for $4.2 million in proceeds and $5.6 million in equity. CenterPoint has committed to total contributions of approximately $52.0 million. Since the initial closing, CenterPoint has contributed additional land to CMC in exchange for $0.9 million in proceeds and $0.9 million in equity, and Ford Land contributed $0.9 million in cash for $0.9 million in equity. As of June 30, 2002, CenterPoint has an equity balance of $9.7 million due to additional cash contributions of $3.2 million, and Ford has an equity balance of $9.4 million due to additional cash contributions of $3.2 million.

        Although the Company has a majority ownership in the venture, there is equal participation on the board of directors of the venture, which provides the minority owner with participating rights that meet the criteria of EITF 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights". Accordingly, the Company is accounting for the venture using the equity method. Summarized financial information for CMC is shown below.

June 30, 2002 (Unaudited)
Assets
Construction in progress	$22,535
Other assets	8,541

Total assets	31,076

Liabilities	11,971
Members equity	19,105

Total liabilities and members equity	$31,076

        CenterPoint incurred $0.4 million in development department costs that were not reimbursed by CMC upon inception and are included in the Company's investments in and advances to affiliates. As CMC is currently undergoing development of the supplier buildings, the Company has capitalized interest to the extent of its equity investment and this interest is included in investments in and advances to affiliates. These costs will be amortized over the depreciation period of the buildings constructed in this project. There was no such amortization in the first six months of 2002.

        Also, the Company earned fees from CMC totaling $0.7 million, $0.4 million of which was recognized in real estate fee income for development services for the first six months of 2002 and $0.3 million of which was deferred due to the Company's ownership percentage in CMC. At June 30, 2002, the Company had $0.2 million in fees receivable from CMC.

5. Supplemental Information to Statements of Cash Flows (in thousands)

        Supplemental disclosures of cash flow information for the six months ended June 30, 2002 and 2001:

	2002	2001
Interest paid, net of interest capitalized	$13,016	$15,820
Interest capitalized	4,025	3,283

        In conjunction with the acquisition of real estate, for the six months ended June 30, 2002 and 2001, the Company acquired the following asset and assumed the following liability amounts:

	2002	2001
Purchase of real estate	$(91,632)	$(37,423)
Mortgage notes payable	3,530	2,241
Liabilities, net of other assets	870	746

Acquisition of real estate	$(87,232)	$(34,436)

        In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the six months ended June 30, 2002 and 2001:

	2002	2001
Disposal of real estate	$128,235	$53,370
Mortgage notes payable assumed by buyers	(21,332)
Mortgage financing provided to buyers	(5,085)	(6,367)
Liabilities, net of other assets	(887)	(4,450)

Disposition of real estate	$122,263	$21,221

        In conjunction with the Company's initial and subsequent contributions of land to CMC, the Company reclassified $5,743 in land basis to investments in and advances to affiliates.

        As part of the June 4, 2002 early vesting of stock grants mentioned in Note 2, the Company withheld shares (based on employees election) with a fair value of $1,045 in order to pay employee related taxes based on the statutory rate. These shares were retired.

        Effective January 1, 2001, the Company acquired the common stock interest of CRS for approximately $15. The acquisition was accounted for under the purchase method of accounting. The purchase price was assigned to assets acquired and liabilities assumed on the basis of their fair values, which at the time approximated their book values. The Company's acquisition of CRS is presented below:

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

6. Mortgage Notes Payable and Other Debt

        On June 24, 2002, CenterPoint issued $90.2 million of non-recourse bonds secured by the Burlington Northern Santa Fe ("BNSF") ground lease and received $88.1 million in net proceeds after financing costs. The bonds bear interest at 6.5550% and mature in August, 2022 with a $64.9 million balloon payment.

7. Tax-exempt Debt

        On March 21, 2002, the Company borrowed $47 million related to tax-exempt Variable Rate Demand Bonds issued by the City of Chicago, Illinois. These Variable Rate Demand Bonds are enhanced by a letter of credit. The bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.35% at June 30, 2002). The bonds require monthly payments of interest only and mature in March, 2037. Of the original proceeds, the Company holds $45.3 million in escrow (shown in restricted cash and cash equivalents) as of June 30, 2002 for future construction costs.

        Along with the purchase of a property on March 21, 2002, the Company assumed tax-exempt bonds of $3.5 million. These Adjustable Rate Revenue Bonds, issued by the Illinois Department Financing Authority, are enhanced by a letter of credit. The bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.35% at June 30, 2002). The bonds require monthly payments of interest only and mature in December, 2018.

8. Income Taxes

        The components of income tax expense for the periods ended June 30, 2002 and June 30, 2001 are as follows:

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Current:
Federal	$(879)	$(71)
State	(204)	(17)
Deferred:
Federal	(427)	(208)
State	(99)	(45)

	$(1,609)	$(341)

        The actual tax expense differs from the statutory income tax expense for the periods ended June 30, 2002 and June 30, 2001 as follows:

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Tax expense at federal rate	$(1,409)	$(279)
State tax expense, net of federal expense	(200)	(62)

	$(1,609)	$(341)

        In 2002, the provision for income taxes is comprised of the above expense of $1,609 less a reclassification of $21 for the taxes associated with the income from operations of sold properties, which is included in discontinued operations. Additionally, in 2001, the provision for income tax expense is comprised of the above expense of $341 plus a reclassification of $81 for the taxes associated with the income from operations of sold properties which is included in discontinued operations.

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

        At June 30, 2002, three of the properties owned by the Company were subject to purchase options held by certain tenants. The purchase options were exercisable at various intervals through 2027 for amounts that are greater than the net book value of the assets.

10. Earnings Per Common Share

        The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except for share data)
Numerators:
Income from continuing operations	$11,053	$15,989	$20,770	$30,880
Dividend on preferred shares	(2,523)	(2,523)	(5,045)	(5,045)

Income available to common shareholders from continuing operations—for basic and diluted EPS	$8,530	$13,466	$15,725	$25,835

Discontinued operations
Gain on sale, net of tax	8,568	—	15,501	—
Income from operations of sold properties, net of tax	438	714	1,213	1,469

Discontinued operations—for basic and diluted EPS	$9,006	$714	$16,714	$1,469

Income available to common shareholders before extraordinary item—for basic and diluted	17,536	14,180	32,439	27,304
Extraordinary item, early extinguishment of debt—for basic and diluted EPS	—	—	—	(1,616)

Net income available to common shareholders—for basic and diluted EPS	$17,536	$14,180	$32,439	$25,688

Denominators:
Weighted average common shares outstanding—for basic EPS	22,980,743	22,564,309	22,917,160	22,479,581
Effect of share options	651,302	619,932	626,208	617,768

Weighted average common shares outstanding—for diluted EPS	23,632,045	23,184,241	23,543,368	23,097,349

Basic EPS:
Income available to common shareholders from continuing operations	$0.37	$0.60	$0.69	$1.15
Discontinued operations	0.39	0.03	0.73	0.07

Income available to common shareholders before extraordinary item	0.76	0.63	1.42	1.21
Extraordinary item, early extinguishment of debt	—	—	—	(0.07)

Net income available to common shareholders	$0.76	$0.63	$1.42	$1.14

Diluted EPS:
Income available to common shareholders from
continued operations	$0.36	$0.58	$0.67	$1.12
Discontinued operations	0.38	0.03	0.71	0.06

Income available to common shareholders before extraordinary item	0.74	0.61	1.38	1.18
Extraordinary item, early extinguishment of debt	—	—	—	(0.07)

Net income available to common shareholders	$0.74	$0.61	$1.38	$1.11

        The assumed conversion of the convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001 would be anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

        The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Company's Form 10-K filed for the fiscal year ended December 31, 2001 and the unaudited financial statements presented with this Form 10-Q.

Adoption of FAS 144

        In 2002, CenterPoint adopted FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard requires the Company to report the operations from sold properties and properties classified as held for sale after January 1, 2002 as discontinued operations, net of tax. In addition, gains or losses on sales of operating properties not identified as held for sale at December 31, 2001 must be shown in discontinued operations, net of tax.

Results of Operations

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30, 2001.

Revenues

        Total revenues decreased by $1.5 million, or 3.8%, over the same period last year due to increased vacancy and property dispositions outpacing property acquisitions.

        In the second quarter of 2002, 95.3% of total revenues were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties. In the same period in 2001, operating and investment revenue as a percentage of total revenues was 99.1%. Also, operating and investment revenues, which includes minimum rents, straight-line rents, expense reimbursements and mortgage interest income, decreased by $2.9 million in the second quarter of 2002. Operating and investment revenue growth was negatively affected by vacancies and the loss of operations from property dispositions.

        Real estate fee income increased $1.4 million due to increased development activity and related fees earned in 2002.

Operating and Nonoperating Expenses

        Real estate tax expense decreased by $1.5 million when comparing 2002 to 2001. Property operating and leasing expense increased by $1.9 million mainly due to the early vesting of 2000 restricted stock grants for employees. The following is a breakdown of the composition of the Company's property operating and leasing costs:

	Three Months Ended June 30,
	2002	2001
Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$2,574	$2,465
Property management includes property management and portfolio construction costs	1,093	1,108
Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	2,926	1,163

Total property operating and leasing	$6,593	$4,736

        Interest incurred, net, decreased by approximately $1.0 million when comparing the second quarter of 2001 to 2002 due mainly to lower interest rates on variable debt.

        The nature of the income statement category for gains on the sale of real estate has changed in 2002. For 2001, this category includes all property sale gains and losses. Starting in 2002, this category includes only gains and losses on the sale of properties that never had operations or identifiable cash flows and assets held for sale prior to 2002. This category decreased by $3.5 million over the second quarter of 2001 because 2002 includes the sale of the remaining units of a non-operating property constructed for sale and one property held for sale at December 31, 2001 compared to the three operating properties sold and recognition of $4.6 million in previously deferred gain related to a prior year property sale in the second quarter of 2001.

        Provision for income tax expense and equity in net income of affiliates stayed constant when comparing periods.

        Discontinued operations includes both the gain or loss from the sale of real estate from the sale of operating properties and the income or loss from operations of those operating properties, in accordance with FAS No. 144. This standard was adopted as of January 1, 2002. All gains on the sale of operating properties completed in 2002 are categorized here (with the exception of properties held for sale as of December 31, 2001). Also, the net income from these properties sold for 2002 and 2001 is categorized in discontinued operations.

Net Income Available to Common Shareholders and Other Measures of Operations

        Net income available to common shareholders increased $3.4 million or 23.7% due mainly to an increase in gains that resulted from capital recycling activities.

        Funds from operations (FFO) increased 11.0% from $21.8 million to $24.2 million when comparing the second quarter of 2001 to the second quarter of 2002. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. CenterPoint calculates FFO as net income to common shareholders, plus real estate depreciation and non-financing amortization, inclusive of fee income and industrial property sales (net of accumulated depreciation) of the Company and its unconsolidated affiliates. The Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business strategy. FFO exclusive of gains and losses from disposition activities decreased

10.7% from $15.0 million to $13.4 million when comparing periods. FFO does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

        When comparing the second quarter results of operations of properties owned at January 1, 2001 with the results of operations of the same properties for the second quarter 2002 (the "same store" portfolio), the Company recognized an increase of approximately 1.6% in net operating income adjusted for certain non-cash transactions. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

        The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the second quarter of 2002 was 89.3% compared with 85.7% for the same period last year, increasing due mainly to transitional vacancy in the prior year. (As presented in Exhibit 12)

        The Company also measures its operating performance with its EBITDA margin, adjusted for depreciation on sold properties and its NOI margin. The adjusted EBITDA margin is calculated as EBITDA less depreciation on sold properties divided by total revenues. This margin tracks the Company's operating net earnings compared to total revenues before financing costs. The adjusted EBITDA margin for the second quarter of 2002 was 88.5% compared to 80.1% for 2001. (As presented in Exhibit 12)

        The NOI margin is calculated as operating and investment revenues less real estate taxes and property operating and leasing divided by total operating and investment revenues. This margin, similar to the Net Revenue Margin, measures the percentage of property revenues retained by the Company. The NOI margin for 2002 was 66.6% compared to 66.2% for 2001. (As presented in Exhibit 12)

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001.

Revenues

        Total revenues decreased by $3.5 million, or 4.5%, over the same period last year due to increased vacancy and property dispositions outpacing property acquisitions.

        In the first six months of 2002, 95.3% of total revenues were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties. In the same period in 2001, operating and investment revenue as a percentage of total revenues was 99.0%. Also, operating and investment revenues, which includes minimum rents, straight-line rents, expense reimbursements and mortgage interest income, decreased by $6.2 million in the first six months of 2002. Operating and investment revenue growth was negatively affected by vacancies and the loss of operations from property dispositions.

        Real estate fee income increased $2.7 million due to increased development activity and related fees earned in 2002.

Operating and Nonoperating Expenses

        Real estate tax expense decreased by $1.1 million when comparing 2001 to 2002. Property operating and leasing expense increased by $1.2 million mainly due to the early vesting of 2000 restricted stock grants for employees. The following is a breakdown of the composition of the Company's property operating and leasing costs:

	Six Months Ended June 30,
	2002	2001
Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$5,399	$6,047
Property management includes property management and portfolio construction costs	2,237	2,155
Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	4,271	2,456

Total property operating and leasing	$11,907	$10,658

        Interest incurred, net, decreased by approximately $2.0 million when comparing the first half of 2001 to the first half of 2002 due mainly to lower interest rates on variable debt.

        Gains on the sale of real estate decreased by $7.2 million over the first half of 2001 because it includes the sale of a non-operating property constructed for sale and one property held for sale as of December 31, 2001 compared to the five operating properties sold and recognition of $8.5 million in previously deferred gain related to a prior year property sale in the second quarter of 2001.

        Provision for income tax expense increased in 2002 due to increased development activity and the sale of the Chicago International Produce Market in our taxable REIT subsidiary, CenterPoint Realty Services.

        Equity in net income of affiliates stayed constant when comparing periods.

        Discontinued operations includes both the gain or loss from the sale of operating properties and the income or loss from operations of those operating properties, in accordance with FAS No. 144. This standard was adopted as of January 1, 2002, so there were no comparable 2001 transactions.

Net Income Available to Common Shareholders and Other Measures of Operations

        Net income available to common shareholders increased $6.8 million or 26.3% due mainly to an increase in gains that resulted from capital recycling activities.

        Funds from operations ("FFO") increased 11.9% from $42.7 million to $47.8 million when comparing first half of 2001 to the first half of 2002. FFO exclusive of gains and losses from disposition activities decreased 4.9% from $28.6 million to $27.2 million when comparing periods.

        When comparing the six months ended June 30, 2001 results of operations of properties owned at January 1, 2001 with the results of operations of the same properties for the six months ended June 30, 2002 (the "same store" portfolio), the Company recognized an increase of approximately 0.8% in net operating income adjusted for certain non-cash transactions. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

        The margin for the first half of 2002 was 87.1% compared with 86.0% for the same period last year, increasing due mainly to transitional vacancy in the prior year. (As presented in Exhibit 12)

        The adjusted EBITDA margin for the first half of 2002 was 87.2% compared to 79.9% for 2001. (As presented in Exhibit 12)

        The NOI margin for 2002 was 64.2% compared to 65.3% for 2001. (As presented in Exhibit 12)

Liquidity and Capital Resources

Operating and Investment Cash Flow

        Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital raises, have been used to fund, on a long term basis, acquisitions and other capital costs. In the first six months of 2002, cash flow from operations provided $20.3 million which was lower than the $31.5 million in distributions. Operating cash flows were not sufficient to fund 2002 distributions for the first six months of the year due to high concentration of gains in net income during 2002, which are deducted from operating cash flows. The Company expects future operating cash flow and capital recycling activities to be sufficient to fund distributions and a significant portion of future investment activities.

        For the first six months of 2002, the Company's investment activities include acquisitions totaling $87.2 million, advances for construction in progress of $32.5 million, and improvements and additions to properties of $3.1 million. These activities were funded with dispositions of real estate of $122.3 million, advances on the company's line of credit and a portion of the Company's retained capital. Advances on the Company's line of credit also funded advances to affiliate of $1.3 million for acquisitions and construction in progress at the subsidiary level.

Equity and Share Activity

        During the first six months of 2002, the Company paid distributions on common shares of $26.5 million or $1.155 per share. Also, in 2002, the Company paid dividends on Series A Preferred Shares of $3.2 million or $1.06 per share and $1.9 million for dividends on Series B Convertible Preferred Shares or $1.875 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company's unsecured line of credit and (iv) terms of future debt agreements.

Debt Capacity

        The Company seeks to maintain capacity larger than its expected two year investment requirements, considering all available funding sources. At June 30, 2002, the Company's debt constituted approximately 30.5% of its fully diluted total market capitalization. Year to date, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt service coverage ratio increased from the prior year at 5.2 to 1, and the Company's EBITDA to fixed charge coverage ratio was 3.8 to 1 due to preferred dividends. The Company's common equity market capitalization was approximately $1.3 billion, and its fully diluted total market capitalization was approximately $2.1 billion.

        Standard and Poors, Fitch, Duff & Phelps Credit Rating Co. and Moody's Investors Service's have assigned investment grade ratings to the Company's senior unsecured debt and preferred stock issuable under the Company's shelf registration statement.

Liquidity

        On June 24, 2002 CenterPoint securitized the BNSF ground lease, raising $88.1 million through the issuance of non-recourse bonds secured by the BNSF. The Company was able to capitalize on the tenant's investment-grade credit rating and the low interest rate environment to achieve very favorable pricing.

        The Company believes it has strong liquidity and capital resources available to meet its current needs. The Company has a $350.0 million unsecured credit facility with a termination date of October, 2003 and interest rate of LIBOR plus 100 basis points. The unsecured facility is led by Bank One, Lead Arranger and Administrative Agent. Other banks participating in the facility are Bank of America, N.A., Syndication Agent; First Union National Bank, Documentation Agent; U.S. Bank National Association, Managing Agent; Commerzbank AG, Managing Agent; AmSouth Bank, Managing Agent; LaSalle National Bank; Citizens Bank; South Trust Bank; Firstar Bank; ErsteBank; The Northern Trust Company; Comerica Bank and Key Bank.

        As of August 9, 2002, the Company had outstanding borrowings of $123.5 million under the Company's unsecured line of credit (approximately 31.3% of the Company's fully diluted total market capitalization), and the Company had remaining availability of $226.5 million under its unsecured line of credit.

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

        Long-term (greater than one year) capital needs for property acquisitions, scheduled debt maturities, major redevelopment projects, expansions and construction of build-to-suit properties will be supported, initially by disposition proceeds, supplemented by draws on the Company's unsecured line of credit, followed by the issuance of long-term unsecured indebtedness and if necessary equity issuance. Finally, proceeds from developer notes backed by tax increment financing arrangements will also be used to fund future development costs.

        In addition, during 2002 the Company is pursuing capital strategies that include the sale of all or a portion of its TIF backed developer notes held in conjunction with the International Produce Market and CenterPoint Intermodal Center. As of June 30, 2002, $8.5 million, representing principal, has been recognized as a reduction to the basis (for principal of the notes) in the CIPM project and $0.3 million has been recorded as interest income. The developer notes related to CenterPoint Intermodal Center and have not been reflected in the financial statements due to uncertainties related to collection.

        The Company faces the following significant risks and uncertainties related to its long term liquidity and capital resources:

  •
  As part of the Company's capital recycling strategy, the Company disposes of and acquires properties utilizing 1031 tax-free exchanges. If market conditions make it difficult to complete a 1031 transaction, the sale could become taxable.

  •
  If the real estate market or economic conditions in the greater Chicagoland area decline, this would greatly affect the Company and its tenants.

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

Recent Pronouncements

        On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No. 145"). FAS No. 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS No. 4"), and the amendment to FAS No. 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS No. 145 is effective for transactions occurring subsequent to May 15, 2002. The Company does not expect FAS No. 145 to have any impact on the Company beyond classification of costs related to early extinguishments of debt, which were previously shown as extraordinary items.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

        The Company assesses its risk in relation to market conditions, and a discussion about the Company's exposure to possible changes in market conditions follows. This discussion involves the effect on earnings, cash flows and the value of the Company's financial instruments as a result of possible future market condition changes. The discussions below include "forward looking statements" regarding market risk, but management is not forecasting the occurrence of these market changes. The actual earnings and cash flows of the Company may differ materially from the projections discussed below.

        At June 30, 2002, $197.1 million or 30.4% of the Company's debt was variable rate debt and $450.8 million or 69.6% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of June 30, 2002, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.4 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of shareholders on May 16, 2002. The submission and voting results were as follows:

  1.
  22,817,167 shares were entitled to voted in the election of trustees and the following persons received the number of votes indicated:

Trustee	Voted in Favor	Vote Withheld
Nicholas C. Babson	19,011,332	762,128
Martin Barber	18,647,322	1,126,138
Norman R. Bobins	19,006,332	767,128
Alan D. Feld	19,009,682	763,778
Paul S. Fisher	19,002,182	771,278
John S. Gates, Jr.	19,010,082	763,378
Michael M. Mullen	19,001,282	772,178
Thomas E. Robinson	18,654,322	1,119,138
Robert L. Stovall	18,971,810	801,650

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
10.1	Stock Option Agreement between the Company and Nicholas Babson
10.2	Stock Option Agreement between the Company and Norman Bobins
10.3	Stock Option Agreement between the Company and Thomas Robinson
10.4	Stock Option Agreement between the Company and Robert Stovall
10.5	Stock Option Agreement between the Company and Alan Feld
10.6	Stock Option Agreement between the Company and Martin Barber
10.7	Stock Grant Agreement between the Company and Nicholas Babson
10.8	Stock Grant Agreement between the Company and Norman Bobins
10.9	Stock Grant Agreement between the Company and Thomas Robinson
10.10	Stock Grant Agreement between the Company and Alan Feld
10.11	Stock Grant Agreement between the Company and Martin Barber
12	Margin analysis for the quarters and six months ended June 30, 2002 and 2001
  (b)
  Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST a Maryland Company
August 12, 2002	By:	/s/ PAUL S. FISHER Paul S. Fisher Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

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
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES