Form 10-Q
period 2002-09-30
CENTERPOINT PROPERTIES TRUST
filed 2002-11-14
CIK 912893

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-12630

CENTERPOINT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland (State of jurisdiction of incorporation or organization)	36-3910279 (I.R.S. Employer Identification No.)

1808 Swift Road, Oak Brook, Illinois 60523-1501
(Address of principal executive offices)

(630) 586-8000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Number of Common Shares of Beneficial Interest outstanding as of November 11, 2002: 23,059,377.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Assets:
Investment in real estate:
Land	$245,830	$171,247
Buildings	742,162	731,749
Building improvements	130,056	120,753
Furniture, fixtures, and equipment	22,274	22,473
Construction in progress	99,088	151,678

	1,239,410	1,197,900
Less accumulated depreciation and amortization	(136,790)	(120,223)
Real estate held for sale, net of depreciation	—	22,555

Net investment in real estate	1,102,620	1,100,232
Cash and cash equivalents	9,081	1,851
Restricted cash and cash equivalents	69,823	2,437
Tenant accounts receivable, net	33,612	31,890
Mortgage notes receivable	17,913	7,561
Investment in and advances to affiliates	23,159	10,732
Prepaid expenses and other assets	21,677	13,383
Deferred expenses, net	17,128	14,585

	$1,295,013	$1,182,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable and other debt	$100,583	$60,927
Senior unsecured debt	500,000	350,000
Tax-exempt debt	94,630	44,100
Line of credit	—	131,500
Preferred dividends payable	1,060	1,060
Accounts payable	9,217	15,493
Accrued expenses	55,372	56,381
Rents received in advance and security deposits	11,718	9,415

	772,580	668,876

Commitments and contingencies
Shareholders' equity:
Series A Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized: 3,000,000 issued and outstanding having a liquidation preference of $25 per share ($75,000)	3	3
Series B convertible shares, 994,712 issued and outstanding having a liquidation preference of $50 per share ($49,736)	1	1
Common shares of beneficial interest, $.001 par value, 47,727,273 shares authorized; 23,059,377 and 22,753,913 issued and outstanding, respectively	23	23
Additional paid-in-capital	596,546	587,972
Retained earnings (deficit)	(58,150)	(66,285)
Accumulated other comprehensive loss	(6,120)	—
Unearned compensation—restricted shares	(9,870)	(7,919)

Total shareholders' equity	522,433	513,795

	$1,295,013	$1,182,671

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share information)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Minimum rents	$29,259	$28,051	$82,047	$85,104
Straight-line rents	449	1,197	1,656	3,648
Expense reimbursements	7,905	7,945	24,191	25,702
Mortgage interest income	237	333	600	648
Real estate fee income	6,436	875	9,990	1,715

Total revenue	44,286	38,401	118,484	116,817

Expenses:
Real estate taxes	7,999	7,355	23,005	23,481
Property operating and leasing	5,123	5,032	17,011	15,869
General and administrative	1,446	1,296	4,449	4,188
Depreciation and amortization	8,483	8,700	25,311	25,564
Interest expense:
Interest incurred, net	7,502	7,651	21,123	23,274
Amortization of deferred financing costs	750	581	1,969	1,789

Total expenses	31,303	30,615	92,868	94,165

Operating income	12,983	7,786	25,616	22,652
Gain on sale of real estate	4,221	7,916	13,147	24,059

Income from continuing operations before income taxes and equity in net income of affiliate	17,204	15,702	38,763	46,711
Provision for income tax expense	(1,627)	(205)	(3,067)	(644)
Equity in net income of affiliate	203	406	620	714

Income from continuing operations	15,780	15,903	36,316	46,781
Discontinued operations:
Gain on sale, net of tax	2,448	—	17,948	—
Income from operations of sold properties, net of tax	166	964	1,614	2,435

Income before extraordinary item	18,394	16,867	55,878	49,216
Extraordinary item, early extinguishment of debt	—	—	—	(1,616)

Net income	18,394	16,867	55,878	47,600
Preferred Dividends	(2,523)	(2,523)	(7,568)	(7,568)

Net income available to common shareholders	$15,871	$14,344	$48,310	$40,032

Per share income available to common shareholders before discontinued operations and extraordinary item
Basic	$0.58	$0.59	$1.25	$1.74
Diluted	$0.56	$0.58	$1.22	$1.69
Per share income available to common shareholders before extraordinary item
Basic	$0.69	$0.63	$2.10	$1.85
Diluted	$0.67	$0.62	$2.05	$1.80
Per share net income available to common shareholders
Basic	$0.69	$0.63	$2.10	$1.78
Diluted	$0.67	$0.62	$2.05	$1.73
Distributions per common share	$0.5775	$0.5250	$1.7325	$1.5750
Net income	$18,394	$16,867	$55,878	$47,600
Other comprehensive income:
Amortization of interest rate protection agreement	100	—	100	—

Comprehensive income	$18,494	$16,867	$55,978	$47,600

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$55,878	$47,599
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item, early extinguishment of debt	—	1,616
Bad debts	200	436
Depreciation	23,370	24,439
Amortization of deferred financing costs	1,969	1,789
Other amortization	2,826	2,214
Straight-line rents	(1,656)	(3,700)
Incentive stock awards	2,941	881
Equity in net income of affiliates	(619)	(714)
Gain on disposal of real estate	(31,095)	(24,059)
Net changes in:
Tenant accounts receivable	(1,559)	(468)
Prepaid expenses and other assets	(7,287)	4,366
Rents received in advance and security deposits	2,095	406
Accounts payable and accrued expenses	(9,261)	(1,967)

Net cash provided by operating activities	37,802	52,838

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(68,312)	(517)
Acquisition of real estate	(95,505)	(34,436)
Additions to construction in progress	(46,018)	(77,662)
Improvements and additions to properties	(9,523)	(15,842)
Disposition of real estate	147,933	45,251
Change in deposits on acquisitions	280	(147)
Issuance of mortgage notes receivable	(3,181)	(1,269)
Repayment of mortgage notes receivable	1,857	7,302
Investment in and advances to affiliate	(6,064)	(3,301)
Acquisition of CRS, net of cash received	—	151
Receivables from affiliates and employees	19	75
Additions to deferred expenses	(3,092)	(2,136)

Net cash used in investing activities	(81,606)	(82,531)

Cash flows from financing activities:
Proceeds from sale of common shares	4,318	7,572
Proceeds from issuance of unsecured notes payable	142,009	—
Proceeds from issuance of mortgage bonds payable	88,109	—
Proceeds from issuance of tax exempt bonds	45,952	—
Proceeds from line of credit	102,000	123,500
Repayment of line of credit	(233,500)	(56,833)
Repayments of mortgage notes payable	(520)	(1,276)
Repayments of mortgage bonds payable	(50,000)	—
Distributions	(47,334)	(43,050)

Net cash provided by financing activities	51,034	29,913

Net change in cash and cash equivalents	7,230	220
Cash and cash equivalents, beginning of period	1,851	1,060

Cash and cash equivalents, end of period	$9,081	$1,280

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for share data)
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

  Development Fees

        The Company earned development fees in 2002 acting as the contractor. Development fees for third party construction contracts where the Company has guaranteed construction costs are recognized based on percentage of completion. Percentage of completion is measured as total costs incurred as a percentage of total estimated costs for the project. The Company earns other development fees where it does not guarantee the cost of construction. In these cases, the fee is recognized on a straight-line basis over the term of the development agreement. In total, the Company has recognized $9.4 million and $0.9 million in development fees for the nine months ended September 30, 2002 and 2001, respectively. These development fees are included in real estate fee income.

  Recent Pronouncements

        On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No. 145"). FAS No. 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS No. 4"), and the amendment to

FAS No. 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS No. 145 is effective for transactions occurring subsequent to May 15, 2002. The Company does not expect FAS No. 145 to have any impact on the Company beyond classification of costs related to early extinguishments of debt, which were previously shown as extraordinary items.

2.    Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

  Stock Incentive Plans

        Under the terms of the Company's 2000 Omnibus Employee Retention and Incentive Plan (the "Plan"), employees were granted 105,481 restricted shares at $48.70 on January 29, 2002. Shares were awarded in the name of each of the participants, who have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met. Unearned compensation was recorded at the date of award based on the market value of the shares. The unearned compensation is being amortized over the eight-year vesting period or sooner if certain performance thresholds are met.

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

3.    Acquisition and Disposition of Real Estate

        In the first nine months of 2002, the Company purchased 20 operating properties and three land parcels from unrelated third parties for an aggregate cost of approximately $100.1 million. In addition, the Company disposed of 16 operating properties, three land parcels and two completed developments (the Chicago International Produce Market ("CIPM") and 50 acres leased to a container storage company at CenterPoint Intermodal Center ("CIC")) for an aggregate sales price of approximately $153.5 million. The CIPM was a pre-sold development and the units were sold in the first and second quarters of 2002. The Company is also contracted to complete interior improvements for the occupants, which was in progress during the third quarter and expected to be completed in the fourth quarter of 2002.

        One of the properties disposed of in the first quarter of 2002 was sold to a trustee of the Company for a total sales price of $8.3 million and a gain of $2.8 million. The sale was reviewed by the entire Board of Trustees, considered an advantageous transaction for the Company and was unanimously agreed upon without the trustee involved in attendance.

        Fifteen of the 20 properties acquired in 2002 were purchased for $44.5 million from CalEast Industrial Investors, LLC, with which CenterPoint also has a joint venture (CenterPoint Venture LLC, which is described in Note 4 below).

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

        At September 30, 2002, CenterPoint Realty Services ("CRS"), the Company's wholly owned taxable REIT subsidiary, maintains a 25% investment in CenterPoint Venture, LLC (the "Venture"). The Venture was formed on January 21, 2000 with CalEast Industrial Investors LLC, an investment vehicle between the California Public Employees Retirement System ("CalPERS") and Jones Lang LaSalle.

        CRS paid an additional $1.8 million in syndication fees relating to the Venture and is amortizing these on a straight-line basis over the life of the Venture, seven years. Amortization of syndication fees of $0.2 million for both years, is included in equity in net income of affiliates. Unamortized syndication fees of $1.1 million are included in investments in and advances to affiliates.

        Summarized financial information for the Venture is shown below.

Balance Sheet

	September 30, 2002	December 31, 2001
Assets
Net investment in real estate	$84,705	$81,624
Other assets	3,495	16,741

Total assets	$88,200	$98,365

Liabilities
Secured lines of credit	$55,438	$60,275
Other liabilities	4,589	8,708

Total liabilities	60,027	68,983
Members' equity	28,173	29,382

Total liabilities and members' equity	$88,200	$98,365

Statement of Operations

	Nine Months Ended
	September 30, 2002	September 30, 2001
Rental revenue	$7,317	$10,245
Operating expenses
Property, operating and leasing	2,312	2,840
Depreciation and amortization	1,821	1,992
Interest	1,012	3,116

Total operating expenses	5,145	7,948
Operating income	2,172	2,297
Gain on disposal of assets	—	560

Net income	$2,172	$2,857

        The Venture owned nine warehouse/industrial properties, totaling 1.9 million square feet, as of September 30, 2002, which were 92% leased. The Venture also had one and three warehouse/industrial properties under construction as of September 30, 2002 and December 31, 2001, respectively.

        The Company earned fees from the Venture totaling $0.3 million and $0.6 million for acquisitions, administrative services and for property management services for the first nine months of 2002 and 2001, respectively. At September 30, 2002 and December 31, 2001, the Company had $0.1 million and $0.2 million receivable for these fees.

        On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Motor Land Development Corporation ("Ford Land") to develop Ford's new automotive supplier manufacturing campus located on Chicago's southeast side. Chicago Manufacturing Campus, LLC ("CMC"), is owned 51% by CenterPoint and 49% by Ford Land. The park will occupy a 155-acre former brownfield site located approximately one-half mile from Ford's Chicago Assembly Plant on the southeast side, near the intersection of 126th Street and Torrence Avenue. Site preparation and construction of five0 buildings, or 1.7 million square feet, began during the second quarter and will continue through the third quarter of 2003. Upon closing, Ford Land contributed $5.3 million in cash to CMC in exchange for the same amount in equity, and Ford Land is committed to total contributions of $36.0 million. Also, upon closing, CenterPoint contributed land and $1.2 million in cash to CMC in exchange for $4.2 million in proceeds and $5.6 million in equity. CenterPoint has committed to total contributions of approximately $52.0 million. Since the initial closing, CenterPoint has contributed additional land to CMC in exchange for $0.9 million in proceeds and $0.9 million in equity, and Ford Land contributed $0.9 million in cash for $0.9 million in equity. As of September 30, 2002, CenterPoint has an equity balance of $15.0 million due to additional cash contributions of $8.5 million, and Ford has an equity balance of $14.4 million due to additional cash contributions of $8.2 million.

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

September 30, 2002
(Unaudited)
Assets
Construction in progress	$39,086
Restricted cash	6,044
Other assets	1,142

Total assets	46,272

Liabilities	16,823
Members equity	29,449

Total liabilities and members equity	$46,272

        CenterPoint incurred $0.4 million in development department costs that were not reimbursed by CMC upon inception and are included in the Company's investments in and advances to affiliates. As CMC is currently undergoing development of the supplier buildings, the Company has capitalized $0.3 million in interest to the extent of its equity investment and this interest is included in investments in and advances to affiliates. These costs will be amortized over the depreciation period of the buildings constructed in this project. There was no such amortization in the first nine months of 2002.

        Also, the Company earned fees from CMC totaling $1.1 million, $0.6 million of which was recognized in real estate fee income for development services for the first nine months of 2002 and $0.5 million of which was deferred due to the Company's ownership percentage in CMC. At September 30, 2002, the Company had $0.4 million in fees receivable from CMC.

5.    Supplemental Information to Statements of Cash Flows (in thousands)

        Supplemental disclosures of cash flow information for the nine months ended September 30, 2002 and 2001:

	2002	2001
Interest paid, net of interest capitalized	$22,951	$26,569
Interest capitalized	6,128	5,345

        In conjunction with the acquisition of real estate, for the nine months ended September 30, 2002 and 2001, the Company acquired the following asset and assumed the following liability amounts:

	2002	2001
Purchase of real estate	$(100,133)	$(37,423)
Mortgage notes payable	3,530	2,241
Liabilities, net of other assets	1,098	746

Acquisition of real estate	$(95,505)	$(34,436)

        In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the nine months ended September 30, 2002 and 2001:

	2002	2001
Disposal of real estate	$153,515	$85,808
Mortgage notes payable assumed by buyers	—	(21,332)
Mortgage financing provided to buyers	(9,029)	(14,642)
Net other assets (liabilities) assumed by buyers	3,447	(4,583)

Disposition of real estate	$147,933	$45,251

        In conjunction with the Company's initial and subsequent contributions of land to CMC, the Company reclassified $5.7 million in land basis to investments in and advances to affiliates.

        As part of the June 4, 2002 early vesting of stock grants mentioned in Note 2, the Company withheld shares (based on employees election) with a fair value of $1.0 million in order to pay employee related taxes based on the statutory rate. These shares were retired.

        Effective January 1, 2001, the Company acquired the common stock interest of CRS for approximately $15 thousand. The acquisition was accounted for under the purchase method of accounting. The purchase price was assigned to assets acquired and liabilities assumed on the basis of their fair values, which at the time approximated their book values. The Company's acquisition of CRS is presented below:

Investment in real estate	$(60,639)
Accumulated Depreciation	702
Mortgage notes receivable	(3,322)
Investment in CenterPoint Venture, LLC	(8,832)
Line of credit	4,133
Mortgage debt	60,630
Investment in affiliate	1,533
Liabilities, net of other assets	5,946

Acquisition of CRS, net of cash	$151

        Certain items, including the investment in affiliate and inter-company debt, are eliminated upon consolidation in the Company's financial statements.

6.    Mortgage Notes Payable and Other Debt

        On June 24, 2002, CenterPoint issued $90.2 million of non-recourse bonds secured by the Burlington Northern Santa Fe ("BNSF") ground lease and received $88.1 million in net proceeds after financing costs. The bonds bear interest at 6.5550% and mature in August, 2022 with a $64.9 million balloon payment.

7.    Senior Unsecured Debt

        On August 27, 2002, the Company issued $150.0 million of unsecured, 7-year notes that bear interest at a face rate of 5.75% with an effective rate of 6.48% after costs. Payments of interest only are due in February and August. The bonds mature in August, 2009.

        In conjunction with the issuance of this debt, the Company purchased a 7-year treasury rate lock in July, 2002 and designated it as a hedge of the future interest rate on the $150.0 million unsecured borrowing referred to above. Upon issuing the debt, the Company paid $6.2 million for this lock. This reduced the net proceeds from issuance and was classified as accumulated other comprehensive loss on the Company's balance sheet as of September 30, 2002. This cost is being amortized over the term of the debt on a straight-line basis. In the third quarter of 2002, amortization of deferred financing costs includes $0.1 million of amortization of other comprehensive loss.

8.    Tax-exempt Debt

        On March 21, 2002, the Company borrowed $47 million related to tax-exempt Variable Rate Demand Bonds issued by the City of Chicago, Illinois. These Variable Rate Demand Bonds are enhanced by a letter of credit. The bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.76% at September 30, 2002). The bonds require monthly payments of interest only and mature in March, 2037. Of the original proceeds, the Company holds $45.2 million in escrow (shown in restricted cash and cash equivalents) as of September 30, 2002 for future construction costs.

        Along with the purchase of a property on March 21, 2002, the Company assumed tax-exempt bonds of $3.5 million. These Adjustable Rate Revenue Bonds, issued by the Illinois Department Financing Authority, are enhanced by a letter of credit. The bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.76% at September 30, 2002). The bonds require monthly payments of interest only and mature in December, 2018.

9.    Income Taxes

        In 2002, the provision for income taxes is comprised of the below expense of $3.3 million less a reclassification of $0.2 million for the taxes associated with the income from operations of sold properties which is included in discontinued operations. Additionally, in 2001, the provision for income tax expense is comprised of the below expense of $0.5 million plus a reclassification of $0.1 million for the taxes associated with the income from operations of sold properties which is included in discontinued operations. The components of income tax expense for the periods presented are as follows:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Current:
Federal	$(981)	$432
State	—	100
Deferred:
Federal	(1,890)	43
State	(438)	10

	$(3,309)	$585

        The actual tax expense differs from the statutory income tax expense for the periods presented as follows:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Tax expense at federal rate	$(2,902)	$475
State tax expense, net of federal expense	(407)	110

	$(3,309)	$585

10.  Commitments and Contingencies

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

        At September 30, 2002, three of the properties owned by the Company were subject to purchase options held by certain tenants. The purchase options were exercisable at various intervals through 2027 for amounts that are greater than the net book value of the assets.

11.  Earnings Per Common Share

        The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except for share data)
Numerators:
Income from continuing operations	$15,780	$15,903	$36,316	$46,781
Dividends on preferred shares	(2,523)	(2,523)	(7,568)	(7,568)

Income available to common shareholders from continuing operations—for basic and diluted EPS	$13,257	$13,380	$28,748	$39,213

Discontinued operations
Gain on sale, net of tax	2,448	—	17,948	—
Income from operations of sold properties, net of tax	166	964	1,614	2,435

Discontinued operations—for basic and diluted EPS	$2,614	$964	$19,562	$2,435

Income available to common shareholders before extraordinary item—for basic and diluted	15,871	14,344	48,310	41,648
Extraordinary item, early extinguishment of debt—for basic and diluted EPS	—	—	—	(1,616)

Net income available to common shareholders—for basic and diluted EPS	$15,871	$14,344	$48,310	$40,032

Denominators:
Weighted average common shares outstanding—for basic EPS	23,034,552	22,684,756	22,956,719	22,548,726
Effect of share options	596,527	556,373	616,528	589,323

Weighted average common shares outstanding—for diluted EPS	23,631,079	23,241,129	23,573,247	23,138,049

Basic EPS:
Income available to common shareholders from continuing operations	$0.58	$0.59	$1.25	$1.74
Discontinued operations	0.11	0.04	0.85	0.11

Income available to common shareholders before extraordinary item	0.69	0.63	2.10	1.85
Extraordinary item, early extinguishment of debt	—	—	—	(0.07)

Net income available to common shareholders	$0.69	$0.63	$2.10	$1.78

Diluted EPS:
Income available to common shareholders from continuing operations	$0.56	$0.58	$1.22	$1.69
Discontinued operations	0.11	0.04	0.83	0.10

Income available to common shareholders before extraordinary item	0.67	0.62	2.05	1.80
Extraordinary item, early extinguishment of debt	—	—	—	(0.07)

Net income available to common shareholders	$0.67	$0.62	$2.05	$1.73

        The assumed conversion of the convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001 would be anti-dilutive.

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

Results of Operations

Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001.

Revenues

        Total revenues increased by $5.9 million, or 15.3%, over the same period last year due to increased real estate fee income and 2002 property acquisitions net of dispositions.

        In the third quarter of 2002, 85.5% of total revenues were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties. In the same period in 2001, operating and investment revenue as a percentage of total revenues was 97.7%. This change in the composition of income was mainly due to the increase in real estate fee income for the quarter, which increased total revenues, but is not a component of operating and investment revenue. In addition, operating and investment revenues, which includes minimum rents, straight-line rents, expense reimbursements and mortgage interest income, increased by $0.3 million in the third quarter of 2002. Operating and investment revenue grew due to 2002 acquisitions, but was negatively affected by vacancies and the loss of operations from property dispositions.

        Real estate fee income increased $5.6 million due to increased development activity and related fees earned in 2002 at the Company's Chicago International Produce Market, the Union Pacific intermodal development and CenterPoint Intermodal Center.

Operating and Nonoperating Expenses

        Real estate tax expense increased by $0.6 million when comparing 2002 to 2001. Property operating and leasing expense remained nearly constant. The following is a breakdown of the composition of the Company's property operating and leasing costs:

	Three Months Ended September 30,
	2002	2001
Property operating includes property repairs and maintenance, utilities and other property, bad debt and tenant related costs	$2,138	$2,871
Property management includes property management and portfolio construction costs	1,192	994
Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	1,793	1,167

Total property operating and leasing	$5,123	$5,032

        Interest incurred, net, remained nearly constant when comparing the third quarter of 2001 to 2002 despite higher average balances outstanding in 2002. The Company benefited from lower interest rates on variable debt.

        The nature of the income statement category for gains on the sale of real estate has changed in 2002. For 2001, this category includes all property sale gains and losses. Starting in 2002, this category includes only gains and losses on the sale of properties that never had operations or identifiable cash flows and assets held for sale prior to 2002. This category decreased by $3.7 million compared to the third quarter of 2001 because 2002 includes the gain associated with the sale of one completed development compared to the four operating properties and one land parcel sold in the third quarter of 2001. Further gains recognized by CenterPoint in the third quarter of 2002 are included in discontinued operations as discussed below.

        The provision for income tax expense increased by $1.4 million when comparing periods due largely to increased development fees which were earned by CRS, the Company's taxable REIT subsidiary.

        Equity in net income of affiliates decreased slightly when comparing periods.

        Discontinued operations includes both the gain or loss from the sale of operating real estate and the income or loss from operations of those operating properties, in accordance with FAS No. 144. This standard was adopted as of January 1, 2002. All gains on the sale of operating properties completed in 2002 are categorized here (with the exception of the HALO property, 5800 Touhy Avenue, Niles, IL, which was held for sale as of December 31, 2001). Also, the net income from these properties sold for 2002 and 2001 is categorized in discontinued operations.

        Also, in the third quarter of 2002, the Company purchased a 7-year treasury rate lock in conjunction with the issuance of $150.0 million in unsecured notes. Upon issuing the debt, the Company paid $6.2 million for this lock. This cost is being amortized over the term of the debt on a straight-line basis. In the third quarter of 2002, amortization of deferred financing costs includes $0.1 million of amortization of other comprehensive loss.

Net Income Available to Common Shareholders and Other Measures of Operations

        Net income available to common shareholders increased $1.5 million or 10.7% due mainly to an increase in fees related to developments and increase in gains that resulted from capital recycling activities.

        Funds from operations ("FFO") increased 7.0% from $23.1 million to $24.7 million when comparing the third quarter of 2001 to the third quarter of 2002. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income before extraordinary items plus depreciation and non-financing amortization, less gains (losses) on the sale of real estate. CenterPoint calculates FFO as net income to common shareholders, plus real estate depreciation and non-financing amortization, inclusive of fee income and industrial property sales (net of accumulated depreciation) of the Company and its unconsolidated affiliates. The Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business strategy. FFO exclusive of gains and losses from disposition activities increased 12.9% from $16.4 million to $18.5 million when comparing periods. FFO does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

        When comparing the third quarter results of operations of properties owned at January 1, 2001 with the results of operations of the same properties for the third quarter 2002 (the "same store" portfolio), the Company recognized an increase of approximately 1.3% in net operating income adjusted for certain non-cash transactions. This same store increase was due to the timely lease up of vacant space, rental increases on renewed leases and contractual increases in minimum rent under leases in place.

        The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for the third quarter of 2002 was 85.0% compared with 87.8% for the same period last year, decreasing due mainly to vacancy in the current year. (As presented in Exhibit 12)

        The Company also measures its operating performance with its earnings before interest, taxes, depreciation and amortization ("EBITDA") margin, adjusted for depreciation on sold properties and its net operating income ("NOI") margin. The adjusted EBITDA margin is calculated as EBITDA less depreciation on sold properties divided by total revenues. This margin tracks the Company's operating net earnings compared to total revenues before financing costs. The adjusted EBITDA margin for the third quarter of 2002 was 81.4% compared to 82.4% for 2001. (As presented in Exhibit 12)

        The NOI margin is calculated as operating and investment revenues less real estate taxes and property operating and leasing divided by total operating and investment revenues. This margin, similar to the Net Revenue Margin, measures the percentage of property revenues retained by the Company. The NOI margin for the third quarter of 2002 was 65.3% compared to 67.0% for 2001. (As presented in Exhibit 12)

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001.

Revenues

        Total revenues increased by $1.7 million, or 1.4%, over the same period last year. Increased vacancy and property dispositions outpacing property acquisitions in 2002 was offset by increased development fees.

        In the first nine months of 2002, 91.6% of total revenues were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties. In the same period in 2001, operating and investment revenue as a percentage of total revenues was 98.5%. This variance was caused by the increased real estate fee income recognized in 2002, which is added to total revenues, but is not in operating and investment revenue. Operating and investment revenues, which includes minimum rents, straight-line rents, expense reimbursements and mortgage interest income, decreased by $6.6 million in the first nine months of 2002. Operating and investment revenue growth was negatively affected by vacancies and the loss of operations from property dispositions.

        Real estate fee income increased $8.3 million due to increased development activity and related fees earned in 2002.

Operating and Nonoperating Expenses

        Real estate tax expense decreased by $0.5 million when comparing 2001 to 2002. Property operating and leasing expense increased by $1.1 million mainly due to the early vesting of 2000 restricted stock grants for employees. The following is a breakdown of the composition of the Company's property operating and leasing costs:

	Nine Months Ended September 30,
	2002	2001
Property operating includes property repairs and maintenance, utilities and other property, bad debt and tenant related costs	$7,518	$9,097
Property management includes property management and portfolio construction costs	3,429	3,149
Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	6,064	3,623

Total property operating and leasing	$17,011	$15,869

        Interest incurred, net, decreased by approximately $2.1 million when comparing the first nine months of 2001 to the first nine months of 2002 due mainly to lower interest rates on variable debt.

        Gains on the sale of real estate decreased by $10.9 million over the first nine months of 2001 because the first nine months of 2002 includes the sale of two non-operating properties constructed for sale and one property held for sale as of December 31, 2001 compared to the nine operating properties and three land parcels sold and recognition of $8.5 million in previously deferred gain related to a prior year property sale in the second quarter of 2001.

        The provision for income tax expense increased $2.4 million in 2002 due to increased development and sale activity on the Company's taxable REIT subsidiary, CenterPoint Realty Services.

        Equity in net income of affiliates stayed constant when comparing periods.

        Discontinued operations includes both the gain or loss from the sale of operating properties and the income or loss from operations of those operating properties, in accordance with FAS No. 144. This standard was adopted as of January 1, 2002, so there were no comparable 2001 transactions.

        As mentioned above, in the third quarter of 2002, the Company purchased a 7-year treasury rate lock for $6.2 million. For the nine months ended September 30, 2002, amortization of deferred financing costs includes $0.1 million of amortization of other comprehensive loss representing amortization for a partial period.

Net Income Available to Common Shareholders and Other Measures of Operations

        Net income available to common shareholders increased $8.3 million or 20.7% due mainly to an increase in development fees and gains that resulted from capital recycling activities.

        FFO increased 10.3% from $65.8 million to $72.5 million when comparing first nine months of 2001 to the first nine months of 2002. FFO exclusive of gains and losses from disposition activities increased 1.8% from $45.0 million to $45.8 million when comparing periods.

        When comparing the nine months ended September 30, 2001 results of operations of properties owned at January 1, 2001 with the results of operations of the same properties for the nine months ended September 30, 2002 (the "same store" portfolio), the Company recognized a decrease of approximately 1.0% in net operating income adjusted for certain non-cash transactions. This same store decrease was due to increased vacancy in 2002.

        The net revenue margin for the first nine months of 2002 was 85.4% compared with 87.1% for the same period last year, increasing due mainly to transitional vacancy in the prior year. (As presented in Exhibit 12)

        The adjusted EBITDA margin for the first nine months of 2002 was 85.1% compared to 80.7% for 2001. (As presented in Exhibit 12)

        The NOI margin for the first nine months of 2002 was 64.5% compared to 65.8% for 2001. (As presented in Exhibit 12)

Liquidity and Capital Resources

Operating and Investment Cash Flow

        Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital raises, have been used to fund, on a long term basis, acquisitions and other capital costs. In the first nine months of 2002, cash flow from operations provided $37.8 million which was lower than the $47.3 million in distributions. Operating cash flows were not sufficient to fund 2002 distributions for the first nine months of the year due to high concentration of gains in net income during 2002, which are deducted from operating cash flows. The Company expects future operating cash flow and capital recycling activities to be sufficient to fund distributions and a significant portion of future investment activities.

        For the first nine months of 2002, the Company's investment activities include acquisitions totaling $95.5 million, advances for construction in progress of $46.0 million, and improvements and additions to properties of $9.5 million. These activities were funded with dispositions of real estate of $147.9 million, advances on the company's line of credit and a portion of the Company's retained capital. Advances on the Company's line of credit also funded advances to affiliate of $6.1 million for acquisitions and construction in progress at the subsidiary level.

Equity and Share Activity

        During the first nine months of 2002, the Company paid distributions on common shares of $39.8 million or $1.7325 per share. Also, in 2002, the Company paid dividends on Series A Preferred Shares of $4.8 million or $1.59 per share and $2.8 million for dividends on Series B Convertible Preferred Shares or $2.8125 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company's unsecured line of credit and (iv) terms of future debt agreements.

Debt Capacity

        The Company seeks to maintain capacity larger than its expected two year investment requirements, considering all available funding sources. At September 30, 2002, the Company's debt constituted approximately 32.9% of its fully diluted total market capitalization. Year to date, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt service coverage ratio increased from the prior year to 5.1 to 1 from 4.4 to 1, and the Company's EBITDA to fixed charge coverage ratio increased from the prior year to 3.8 to 1 from 3.3 to 1. The Company's common equity market capitalization was approximately $1.3 billion, and its fully diluted total market capitalization was approximately $2.1 billion.

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

        On August 27, 2002, the Company raised $142.0 million with the issuance of $150.0 million in unsecured, 7-year notes that bear interest at a face rate of 5.75% with an effective rate of 6.48% after costs including the interest rate lock. The bonds mature in August, 2009. The funds were used to repay the outstanding balance under the Company's unsecured line of credit and increase availability for the line to be used to pay down the Company's outstanding $150 million senior unsecured notes, yielding 7.9%, due January 12, 2003.

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

        As of November 11, 2002, the Company had outstanding borrowings of $38.0 million under the Company's unsecured line of credit (approximately 1.8% of the Company's fully diluted total market capitalization), and the Company had remaining availability of $312.0 million under its unsecured line of credit.

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

        In addition, during 2002 the Company is pursuing capital strategies that include the sale of all or a portion of its TIF backed developer notes held in conjunction with the International Produce Market and CenterPoint Intermodal Center. As of September 30, 2002, $8.5 million in TIF backed developer notes have been recognized related to the CIPM project and $0.5 million has been recorded as interest income. The developer notes related to CenterPoint Intermodal Center and have not been reflected in the financial statements due to uncertainties related to collection.

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

  •
  The Company's ability to refinance its existing indebtedness with favorable terms. The Company's risks related to interest rate increases are discussed in Item 3.

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

Recent Pronouncements

        On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No. 145"). FAS No. 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS No. 4"), and the amendment to FAS No. 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS No. 145 is effective for transactions occurring subsequent to May 15, 2002. The Company does not expect FAS No. 145 to have any impact on the Company beyond classification of costs related to early extinguishments of debt, which were previously shown as extraordinary items.

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

        At September 30, 2002, $94.6 million or 13.6% of the Company's debt was variable rate debt and $600.6 million or 86.4% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of September 30, 2002, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.2 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

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

Item 4.    CONTROLS AND PROCEDURES

        As of November 11, 2002 (the "Evaluation Date"), John S. Gates, Jr., President and Chief Executive Officer of the Company, and Paul S. Fisher, Executive Vice President, Chief Financial Officer and Secretary of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the Evaluation Date, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Item 5.    OTHER INFORMATION

        None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit Number	Description
12	Margin analysis for the quarters and nine months ended September 30, 2002 and 2001.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

  The Company filed a Report on Form 8-K on August 27, 2002 to file the certifications of CenterPoint Property Trust's Chief Executive Officer, John S. Gates and Chief Financial Officer, Paul S. Fisher pursuant to 18 U.S.C. Section  1350 adopted pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

  Also, the Company's Current Report on Form 8-K dated August 27, 2002 to file form of Distribution Agreement and Third Supplemental Indenture in connection with the issuance and sale by the Company of $150 million aggregate principal amount of the Company's 5 3/4% Senior Notes due 2009.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST a Maryland Company
By:	/s/ PAUL S. FISHER Paul S. Fisher Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

November 11, 2002

CERTIFICATIONS

I, John S. Gates, Jr., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of CenterPoint Properties Trust;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: November 11, 2002	By:	/s/ JOHN S. GATES, JR. John S. Gates, Jr. President and Chief Executive Officer

CERTIFICATIONS

I, Paul S. Fisher, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of CenterPoint Properties Trust;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: November 11, 2002	By:	/s/ PAUL S. FISHER Paul S. Fisher Executive Vice President and Chief Financial Officer

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
  Item 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS