Form 10-K
period 2002-12-31
CENTERPOINT PROPERTIES TRUST
filed 2003-03-21
CIK 912893

QuickLinks -- Click here to rapidly navigate through this document

F O R M    1 0 - K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended December 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from                                      to

Commission file number 1-12630

CENTERPOINT PROPERTIES TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland	36-3910279
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1808 Swift Drive, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (630) 586-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $.001 per share	New York Stock Exchange
8.48% Series A Preferred Shares, par value $.001 per share	New York Stock Exchange
7.5% Series B Convertible Preferred Shares, par value $.001 per share	New York Stock Exchange
Preferred Share Purchase Rights, with respect to common shares, par value $.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                        None
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒ Yes    ☐ No

        As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,285,969,973 (based on 22,168,074 shares held by non-affiliates and computed by reference to the reported closing price).

        The registrant had 23,095,078 shares of its common stock, $.001 par value per share, outstanding as of March 18, 2003

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement relating to the solicitation of proxies for the registrant's May 2003 annual meeting of security holders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

The Company

        CenterPoint Properties Trust ("CenterPoint" or the "Company"), a publicly traded real estate investment trust ("REIT"), is the first major REIT to focus on the industrial sector and is the only REIT to focus on primarily industrial property within the Chicago region. CenterPoint seeks to create share value through customer-driven management, investment, development, and redevelopment of warehouse, distribution, light manufacturing, air freight and rail-related facilities. The Company also develops multi-facility industrial parks that are strategically located near highways, airports and/or railroads. Central to all its activities is the Company's commitment to entrepreneurially serve customers' changing space needs, thereby providing superior customer satisfaction. The Company is a Maryland business trust and is listed on the New York Stock Exchange under the symbol CNT.

        CenterPoint began operations in 1984 as Capital and Regional Properties Corporation, the United States investment vehicle for Capital and Regional plc, a property company traded on the London Stock Exchange since 1986. CenterPoint completed its U.S. initial public offering in December 1993, after consolidating its operations with, and acquiring the properties controlled by, FCLS Investors Group, a Chicago-based industrial development company with 30 years local experience. The Company's history equips it with the longest public experience of any industrial property REIT.

        While the Company believes it is the largest owner and operator of warehouse/industrial property in the 1.3 billion square-foot Chicago region, its portfolio represented less than 2.5% of the market (based on square footage) as of December 31, 2002. Substantial opportunities for future growth remain because of this small share.

        Underpinning CenterPoint's value is the strength of its internal resources. Key among these is management experience. CenterPoint's investment, development and management staff averages more than 20 years of experience in the industry. Enabled by strong ties to the real estate development community, an in-depth knowledge of the market sector and the ability to gauge and anticipate market trends, management can creatively and flexibly accommodate tenant requirements in a mutually beneficial manner.

Business Objectives and Growth Plans

        The Company's fundamental business objective is to maximize total return to shareholders by increasing the market value of the Company's franchise and per share distributions. In 2002, the Company achieved a total return of 20%. Since its IPO in December 1993, the Company has achieved an average total return of 21%, outperforming the S&P 500, NASDAQ, Dow Jones and NAREIT Equity Index on a total return, dividends reinvested basis.

        To attain its objective of maximizing shareholder returns, the Company pursues complementary operating, investment, disposition and financial strategies. Defined processes, integrated with comprehensive information systems and financial controls, support the efficient execution of the Company's business.

  •
  Portfolio Operations. The Company seeks to grow its results from operations by increasing revenues through lease renewals or replacements and by leasing vacant space at maximum achievable rents. The Company seeks long-term retention of credit tenants, but will opportunistically engage in shorter leases when appropriate. The Company strives to tailor lease terms to maximize long-term total returns from each property investment. The Company believes its commitment to tenant satisfaction results in higher renewal and occupancy rates, better than average rental rates and investment yields, and new growth opportunities. These opportunities also arise from the Company's size, Chicago focus and market penetration, providing access to favorable leasing transactions and investments.

  •
  Investment. The Company believes that per share growth is maximized by targeting investment in "value-added" properties offering immediate cash yields above its long-term cost of capital, the potential for rapid yield growth and other ancillary opportunities to boost investment returns. The Company seeks to invest exclusively in warehouse/industrial properties that satisfy its yield, growth and return objectives. These include properties with vacancy that can be leased at attractive rents, as well as properties offering expansion, development, redevelopment or resale opportunities. Each of CenterPoint's investments benefits from the Company's large Chicago franchise. CenterPoint believes its concentrated Chicago activity provides a deeper potential customer base, a wider range of opportunities and better market information than its competitors. These combine to enhance the Company's risk-adjusted returns.

    In addition to individual investments, the Company has undertaken business park development in locations within the Chicago region offering desirable amenities, including the proximity to rail, road and air transportation, at competitive rents and occupancy costs. The Company strictly monitors speculative investment, including the investment in land intended for development.

    CenterPoint Intermodal Center in Elwood, IL is a 2,200-acre project, one of the nation's largest private developments, anchored by a 621-acre Burlington Northern Santa Fe ("BNSF") multi-modal rail facility. The project is expected to consist of approximately 15 million square feet of warehouse, distribution and light manufacturing space, including one million square feet of cross dock facilities and other ancillary commercial development. Located only 40 miles southwest of Chicago, CenterPoint Intermodal Center is strategically positioned to take advantage of Chicago's immense transportation infrastructure. As of December 31, 2002, approximately 50% of the park's space is developed or pre-committed, with more than 1 million square feet of new industrial facilities opened in 2002.

    Other industrial parks under development include: the Ford Chicago Manufacturing Campus, a five-building, 1.6 million-square-foot automobile supplier parts campus in Chicago's southeast side developed in a joint venture with Ford Land Development Corporation; O'Hare Express North, a 49-acre industrial park "inside the fence" of O'Hare International Airport; and the California Avenue Business Center, a 30-acre industrial park within five miles of downtown Chicago.

  •
  Property Sales and Fees. To maximize per share cash flow growth and the return on invested capital, the Company seeks to fund a substantial percentage of its new investment with capital "recycled" from the disposition of owned assets. Management seeks to dispose of properties with fully realized growth or those with low achievable prospective free cash flow relative to their market value. The Company annually sells 10-15% of its book assets to fund higher growth opportunities. The Company believes this systematic redeployment of capital from lower to higher yielding investments increases its cash flow growth per share and its return on invested capital. Buyers include users, investors (institutional, private and foreign), 1031 exchange buyers, governments and other developers. As an allied strategy, the Company undertakes the development of buildings for immediate sale or will manage the development of a building or facility for a fee. In combination, property disposition and related fees have provided substantial capital for reinvestment as well as attractive earnings, boosting the Company's return on invested capital. Disposition and related fee activity is undertaken by the Company and its subsidiaries, including its taxable subsidiary, CenterPoint Realty

    Services, Inc., and other affiliates, principally CenterPoint Venture LLC, as well as project-specific development partnerships.

  •
  Financial. The Company maintains conservative financial and leverage policies to assure adequate financial capacity, flexibility and liquidity. This strategy facilitates opportunistic investment by providing ready capital. The Company's active disposition program, plus significant retained cash flow, account for the bulk of required investment capital. The policy of maximizing internal capital enhances per share cash flow growth and returns by avoiding dilution. The Company and its affiliates maintain in excess of $450 million in lines of credit. The Company supplements internally supplied capital with proceeds from debt and equity issuances consistent with its conservative financial and leverage goals while seeking to maximize per share results. CenterPoint benefits from investment grade ratings on its senior unsecured debt and preferred securities. The Company believes that rated security issuance offers efficient funding serving to lower its overall cost of capital. The Company also seeks to utilize, where available, tax-exempt debt and tax increment financing (TIF) for its developments. Each contributes to lower overall long term capital costs.

  •
  Management Controls and Systems. To facilitate its entrepreneurial business and limit operating risk, the Company has implemented comprehensive business and allied information and control systems, which it continually improves. These include detailed operating, investment and disposition processes, as well as integrated financial controls. The Company maintains credit standards for all leasing and vendor activities. The Company believes that these systems provide significant operating and financial benefits, including better tenant service, improved investment execution and enhanced capital planning, all of which CenterPoint believes contribute to better per share earnings growth and shareholder returns.

Business Focus

        CenterPoint's mission remains to become the industrial landlord of choice in the Chicago region. CenterPoint endeavors to achieve this goal by providing creative solutions for the industrial space requirements of its current and prospective tenants. The Company believes its customer focus both cultivates and sustains long-term tenant relationships, contributing to earnings stability. Among its service goals, CenterPoint seeks to provide high-quality, attractive space at competitive rates; continuously attend to the care and maintenance of its properties; allocate operating charges that reflect economic responsibility; and respond rapidly to expansion, relocation and other space requirements. In 2002, CenterPoint achieved a 96% tenant retention rate and "outstanding" tenant ratings in an independently administered tenant survey comparing the Company to other industrial property owners nationally. These results evince the Company's customer commitment.

        Six disciplines anchor CenterPoint's business plan:

        Focus on Industrial Real Estate.    The Company focuses on warehouse/industrial properties because management believes this property type offers consistently attractive returns and stable cash flow for the following reasons:

  •
  Low Capital Requirements. The cost per square foot of developing warehouse/industrial properties typically ranges between $45-50 per square foot, which is lower than the cost of developing other types of property. Moreover, individual assets are typically $3 million to $6 million in value. From the Company's perspective, this results in lower capital commitments to any particular property, permitting greater diversification of the Company's investment, and lowers risk. In addition, relative to other property types, industrial space requires fewer tenant improvements, minimizing the level of recurring capital expenditures necessary to sustain rental income. The Company seeks to avoid investment in any tenant specific space improvements.

  •
  High Level of Tenant Investment. Unlike office, retail and multi-family buildings, most warehouse/industrial buildings are occupied by a single tenant. Relocation tends to be costly for tenants of warehouse/industrial properties because of high tenant investment in production set-up expenses, machinery and other site specific improvements (in many cases higher than the landlord's investment). Often, buildings are selected because their location is critical to the reduction of logistics-related expenses, making relocation unattractive. To avoid relocation expense, tenants typically lease space that exceeds their immediate needs or space in buildings that are readily expandable. Tenant retention and expansion therefore tend to be higher than for other property types.

  •
  Favorable Lease Terms. Warehouse/industrial buildings are generally leased on a "triple net" basis, under which tenants are contractually obligated to pay directly, or reimburse the landlord, for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the leases generally provide for rent growth through contractual rent increases, matching or exceeding average price inflation.

  •
  Supply Built on Demand. The comparatively short development period for industrial buildings (typically six to nine months) relative to other property types has resulted in generally less speculative building and, therefore, a supply of industrial property that more closely corresponds to tenant demand than in other categories of real estate. This has kept vacancy levels on average lower than for other property types and has produced greater rental rate stability.

  •
  Limited Competition. Because of the relatively low total investment in individual warehouse/industrial properties, the Company's typical competitor for assets of this size is a sponsor of a single asset partnership with typically a higher cost of capital and less financial flexibility. While individuals and institutions may target stabilized smaller assets, few have the management depth or experience to acquire the "value-added" investments preferred and aggressively sought by the Company.

  •
  Saleable Properties. Once stabilized, industrial real estate both individually and packaged as portfolios is sought by a wide variety of institutional and other investors because of the relative stability of its returns. Consistent investment demand for industrial assets facilitates CenterPoint's recycling strategy of using disposition proceeds combined with retained cash flow to substantially reduce the need for external funding for new investment.

        Focus on The Chicago Region.    CenterPoint's target market, the Chicago region, is comprised of the market area within a 150-mile radius of the City of Chicago, including Milwaukee, Wisconsin and South Bend, Indiana. This region offers significant opportunities for investment in, and ownership of, warehouse/industrial property. The Chicago region lies at the center of one of the nation's principal population and production regions. With over 1.3 billion square-feet of industrial/warehouse space and 24 diverse submarkets (according to a ranking of markets published by CB Richard Ellis), the Chicago region has become the largest and most diverse warehouse/industrial market in the nation. Its regional advantages have led to significant business in Chicago, making it second only to New York in the number of Fortune 500 companies. As a consequence of its geographic location, the Chicago region is the continent's premier transportation hub, possessing attributes critical to a highly diverse industrial real estate market.

  •
  Transportation Advantages. The Midwest's transportation network, a consequence of its central continental location, underpins its status as a manufacturing and distribution center. Extensive transportation infrastructure integrates the Chicago region with the Midwest, as well as other important business and distribution centers, including Los Angeles and northern New Jersey. The State of Illinois enacted a $12 billion infrastructure program in 1999, which funded significant road, rail and other infrastructure improvements in the metropolitan Chicago area, enhancing its ability to attract and retain business.

    Because Chicago is a dominant continental rail, road, air and water hub, the region has experienced burgeoning intermodal transportation or the movement of goods, usually containerized, by two or more modes of transportation. Nearly three-quarters of national rail freight passes through Chicago, with intermodal traffic growing the fastest. Many railway yards have been converted to handle rapidly growing intermodal demand. Chicago is the third largest container hub after Singapore and Hong Kong.

  •
  Business Diversity. Regional diversity, resulting from Chicago's location, size and transportation advantages, provides the Company with opportunities to capitalize on different trends affecting real estate demand across all significant industry groups. An assorted tenant base also lessens the Company's cyclical risk, reducing its exposure to changes in the fortunes of any single type of business. Virtually all national and international firms that distribute product in the United States are served by manufacturing or distribution facilities located in the Chicago metro area. As in other large industrial metro areas, Chicago's diversity has been increasing due to its transformation from a manufacturing to a service-based economy. Manufacturing employment makes up 14% of the employment base, less than other Midwestern metro areas. The diversification of the regional economy into services accelerated during the recent expansion as manufacturers continued to restructure operations to lower costs. The business services industry has been one of the main drivers of the Chicago economy during the past decade.

    The Company believes other factors support the long term health of Chicago's industrial property market. These include a skilled labor force, plentiful water resources, utility deregulation and continuing improvement in the competitiveness of regional manufacturing and distribution. In addition, management believes a favorable political climate exists for attracting and retaining business. The State of Illinois, the City of Chicago and other area municipalities have worked aggressively and creatively to promote area business development. Zoning initiatives have produced Planned Manufacturing Districts where city provided tax increment financing subsidies are available. These initiatives bolster area industry, enhancing the Company's opportunities.

        Focus on Tenant Satisfaction.    To become the landlord of choice in the Chicago region, the Company strives to provide the highest possible service to its tenants by addressing its tenants' occupancy needs and meeting their evolving space requirements. Management believes tenant satisfaction, resulting from the Company's "hands on" management approach, fuels rental revenues by increasing tenant retention, minimizing re-letting expense and facilitating rental increases. Management also believes that tenant satisfaction creates profitable expansion and build-to-suit opportunities from its tenants as well as business referrals.

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

        The Company's tenants benefit from the size and concentration of the Company's real estate holdings in the Chicago region. As a large owner of warehouse/industrial properties in a single geographic market, the Company believes it can bulk purchase goods and services, lowering the occupancy costs of Company tenants. Management believes that minimizing tenants' occupancy costs builds tenant loyalty and provides the Company with a significant marketing advantage.

        To motivate employees to provide the highest level of tenant service, the Company has established a pay-for-performance compensation plan under which the incentive pay of each participating employee depends in part on the results of an annual tenant satisfaction survey, independently administered by CEL & Associates and the Company's non-employee trustees. Employee incentive pay is also dependent on the results of a company-wide audit pertaining to the implementation of internal processes and procedures, all of which the Company believes enhances tenant service. Targeted per share cash flow growth, another key metric in the Company's incentive plan, is benefited by intensive tenant service.

        Because individual industries and companies cycle differently, CenterPoint is prepared to pursue any of its investment strategies at any time. However, the Company's investment activity generally follows the phases of the economic cycle:

  •
  Recovery: Acquisitions. During a recovering economy, CenterPoint acquires existing leased generic industrial buildings that are suitable for a wide variety of tenant uses. Traditionally, the seller is a company that is growing rapidly and can better invest its capital in its own business rather than in owning bricks and mortar. CenterPoint takes on that responsibility and enhances the facility through professional management.

  •
  Strong Economy: Build-to-Suits. During a strong economy many tenants want to expand their space. As a result of the comfort level achieved through CenterPoint's long-term relationships with its tenants, as well as constant communication, the Company can ascertain the specific requirements of the tenant's future home. It can then be designed and built in the right location, on time and within budget.

  •
  Recession: Redevelopments. During a weaker economy, such as now, companies, on average, want to shrink capacity. Therefore, CenterPoint has developed a number of refinements within older, economically viable properties, completely rebuilding an existing facility within a tenant's time frame. By understanding its tenant's business needs, the Company can envision the potential of a building and match it to the market.

        Fees and Gains.    In addition to revenues from "value-added" investments, the Company or its affiliates earns fees or gains from the development or acquisition of assets for sale to tenants, institutions and other buyers. The Company also earns fees for managing the development of assets. Typically, these transactions offer yields below the Company's investment return hurdle, but offer substantial profit opportunities relative to the level of required capital and management time. These opportunities result from the size of the Company's existing portfolio and its market penetration. Results from the Company's fee and gain transactions have been, and are expected to be, a recurring source of revenue and contributor to cash flow.

        To enhance this business, the Company formed CenterPoint Venture LLC ("CenterPoint Venture" or the "Venture"), a partnership with CalEast, an investment vehicle between the California Public Employees Retirement System and Jones Lang LaSalle. CenterPoint Venture was formed to position, package and sell stabilized industrial property investment opportunities routinely passed over by the Company due to its "value-added" focus. The $200 million fund is capitalized with equity commitments of $60 million by CalEast and $20 million by CenterPoint, and supported by a $120 million credit facility. The company receives an 11% cumulative return on its equity capital and may receive up to 50% of the distributions, as well as transaction, administrative and property management fees.

        Also to further this business, the Company periodically forms project specific ventures to acquire or develop assets for sale. An example is Chicago Manufacturing Campus, LLC, a joint venture between CenterPoint Properties and Ford Land Development Corporation to develop Ford Motor Company's new 155-acre automotive supplier manufacturing campus located on Chicago's southeast side. The new automotive supplier manufacturing campus consisting of five buildings, or approximately 1.6 million square feet, will be the first of its kind in North America. Located on a 155-acre former steel mill site, the project reaffirms CenterPoint's focus on urban Chicago infill redevelopment. Upon completion in 2003, the park will create as many as 800 new jobs.

        Focus on Operations.    The Company is a full service self-managed real estate company. Five regions, each serving a particular segment of the Chicago region, are operated by a team consisting of a regional manager, one or more property managers, administrative assistants, maintenance, and accounting support personnel. Property management staff is required to visit each tenant, on site, at least once every 90 days and more frequently as warranted by tenant needs.

        The Company believes its market penetration, local expertise, tenant relationships and quality reputation within the Chicago region provide it with a competitive advantage. Another competitive advantage is the Company's integrated corporate, property management, accounting and control process and information systems, enabling the Company to monitor and project each asset and its financial performance. The Company believes this long-term platform effectively supports its operating and financial objectives and will help drive continued growth.

        Focus on Conserving Capital; Dispositions.    The Company seeks to create and maintain substantial balance sheet capacity and liquidity relative to anticipated investment activity. This not only permits opportunistic investment but allows the Company flexibility to tap favorably priced capital to support these accretive investments.

        The Company maximizes internal capital formation by the disciplined sale of low-yielding assets relative to their market value and the redeployment of sale proceeds into higher-yielding opportunities. The Company annually disposes 10% to 20% of its assets to create capital for new investment. The Company believes this discipline increases its return on invested capital by increasing cash yields and accelerating cash flow growth. Higher cash flow also results in greater retained operating cash, further increasing available funds for investment. CenterPoint believes its consistent focus on internally generated funds from dispositions and retained cash flow, has reduced its need to access volatile capital markets and has decreased its cost of capital, which has materially contributed to share value creation.

        To maximize disposition flexibility, the Company pursues debt financing on an unsecured basis. Because disposition activity is integral to the Company's funding strategy, gains on sales are a regular and recurring component of the Company's revenues and contributor to cash flows.

        The Company periodically supplements its capital base through ventures with other investors or developers. These ventures are used to share capital requirements and risk, and typically invest in assets held or developed for near term sale. The Company believes that its ventures have increased its investment and funding flexibility, and have enhanced its cash flow and return on invested capital.

Transactions During 2002

        During 2002, the Company accomplished the following:

  2002 Acquisitions and Dispositions:

  •
  During 2002, the Company acquired or completed development of 31 warehouse/industrial properties and four land parcels totaling 3.3 million square feet of buildings and approximately 650 acres of improved land, investing approximately $129.2 million. In order to fund this and other investment activity, the Company disposed of 18 warehouse/industrial properties, one office property and six land parcels, totaling approximately 2.2 million square feet of buildings and approximately 300 acres of improved land for approximately $194.2 million from the owned portfolio. One of the properties disposed of in 2002 was improved land that was a completed development in 2002.

  •
  CenterPoint Venture acquired five properties totaling $17.9 million in 2002, completed the development of three properties and initiated the development of one warehouse/industrial property. The Venture also disposed of three properties totaling $20.5 million.

  2002 Development Activities:

  •
  CenterPoint invested $73.1 million in existing and new development projects during 2002. The Company initiated the development of three new projects in 2002 and delivered two improved land parcels and one warehouse/industrial building.

  2002 Financings:

  •
  On June 24, 2002, CenterPoint securitized the BNSF ground lease, raising $88.1 million with the issuance of $90.2 million in unsecured, 20-year amortizing notes that bear interest at a face rate of 6.56% through the issuance of non-recourse bonds secured by the BNSF. The Company was able to capitalize on the tenant's investment-grade credit rating and the low interest rate environment to achieve very favorable pricing.

  •
  On August 27, 2002, the Company issued $150.0 million in unsecured, 7-year notes that bear interest at a face rate of 5.75% with an effective rate of 6.48%. Proceeds from the issuance were $142.0 million after costs including the interest rate lock. The bonds mature in August, 2009. The funds were used to repay the outstanding balance under the Company's unsecured line of credit and increase availability under the line.

Subsequent Transactions

        On January 15, 2003, the Company paid off its outstanding $150.0 million aggregate principal amount of 7.9% senior unsecured notes.

        On February 6, 2003, CalEast, CenterPoint's partner in CenterPoint Venture, invested approximately $109.0 million in six properties leased to Home Depot, totaling 2.6 million square feet, and the Company funded $78.2 million of this investment in the form of a note receivable with proceeds from its line of credit. The buildings are newly constructed, state of the art distribution centers and truck terminals located in the major markets of New York, Los Angeles, Dallas, Houston, Orlando and Seattle. Home Depot has an investment grade rating of "AA" and a market capitalization of approximately $70 billion.

Employees

        At December 31, 2002, the Company had 96 full-time employees. Of the full-time employees, 82 are involved with property management, development, operations, leasing and acquisition activities, and 14 are involved with general administration, financing activities, investor relations and human resources.

Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances can be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired as of December 31, 2002, and the Company is not aware of any environmental condition with respect to any of its properties that is likely to have a material adverse effect on the Company. As part of due diligence during acquisition, the Company has subjected each of its properties to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. Some of these assessments have led to further investigation and sampling. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, or that no prior owner or operator created any material environmental condition not known to the Company or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities. In addition to the properties described below, the Company has other properties with minor environmental exposure aggregating less than $2.0 million; the Company maintains a $100.0 million environmental insurance policy against environmental risks associated with its properties.

  (1)
  900 Knell Road, Montgomery, Illinois. Soil and groundwater at this property were contaminated by the industrial operations of the former owner. Parties affiliated with the former owner are currently remediating the property under the supervision of the Illinois Environmental Protection Agency ("IEPA") with the expectation of receiving a "no further remediation letter" ("NFR") within the next seven to ten years; the length of time allows for several years of groundwater monitoring after the remediation is complete. The former owner and its affiliates are responsible for the contamination and its remediation, under both statute and contract, estimated to be $3.5 million.

  (2)
  CenterPoint Intermodal Center (former Joliet Army Ammunition Plant, a.k.a Joliet Arsenal). The Company is developing the CenterPoint Intermodal Center on a portion of the former Joliet Arsenal, which was listed as a federal Superfund Site in 1987. Soil and groundwater at this property were contaminated by the industrial operations of the former owner, the United States Army, but all identified contamination was remediated before transfer to the Company. The Company has nonetheless discovered two areas of contamination in the course of its development, which will be paid for by the former owner or by insurance policies purchased by the Company. None of the estimated $2.0-$5.0 million of remediation costs are expected to be borne by the Company.

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

Investment in and Advances to Affiliates

        As of December 31, 2002, CenterPoint Realty Services ("CRS") owns 25% of CenterPoint Venture. The Company provides property management services for CenterPoint Venture, and also earns fees associated with the administration of the Venture and acquisitions and dispositions completed by CenterPoint Venture. As of December 31, 2002, CenterPoint Venture owned 14 warehouse/industrial properties and one development under construction, totaling 2.6 million square feet, which were 78.1% leased.

        On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Land Development Corporation ("Ford Land") to develop Ford's new automotive supplier manufacturing campus located on Chicago's southeast side. As of December 31, 2002, Chicago Manufacturing Campus, LLC ("CMC"), is owned 51% by CenterPoint and 49% by Ford Land, but Ford Land has the option to require CenterPoint to invest as much as 59%. The park will occupy a 155-acre former brownfield site located approximately one-half mile from Ford's Chicago Assembly Plant on the southeast side, near the intersection of 126th Street and Torrence Avenue. Site preparation and construction of five buildings, or 1.6 million square feet, began during the second quarter of 2002 and will continue through the third quarter of 2003. CenterPoint has committed to total contributions of approximately $52.0 million.

Website Access to Reports

        The Company's website address is www.CenterPoint-prop.com. The Company makes its periodic and current reports available on its website, free of charge, as soon as reasonably practical after such material is electronically filed with the SEC.

Item 2. Properties.

The Company's Warehouse/Industrial Properties

        At December 31, 2002, the Company's investment portfolio of operating warehouse/industrial properties consisted of 185 properties, totaling approximately 30.8 million square feet, with a diverse base of approximately 285 tenants engaged in a wide variety of businesses.

        The Company's current properties are well located, with convenient access to area interstate highway, rail, and air transportation. Most of the properties, both free standing and those located in CenterPoint Business Centers, are typically designed for warehousing and distribution. The Company's warehouse/industrial buildings have an average project size of 166,738 square feet, and, on average, a tenant at an industrial property occupies 99,034 rentable square feet. Although a number of the industrial properties are single-tenant facilities, most are designed to be divisible and to be leased by multiple tenants. The Company seeks to own only properties that are well located and "generic", suitable for use by firms in the wide range of industries operating in the area.

        One of the Company's largest investments is the 621 acre Burlington Northern Sante Fe ("BNSF") rail yard, which is located in Elwood, Illinois, completed in 2002. The Company owns the land and infrastructure and the BNSF leases the land and has invested over $130.0 million in the rail yard improvements that make this property the largest intermodal facility in the United States. CenterPoint sold 37.5% of its tenancy in common interest in this 621 acre rail yard in the fourth quarter of 2002 and has contracted to sell its remaining interest within the next year. Therefore, this asset is held for sale at the end of December 31, 2002.

        The leases for the warehouse/industrial properties currently owned by the Company have terms between one and 13 years, with a weighted average remaining lease term, weighted on current rent, of approximately 4.7 years as of December 31, 2002. In addition, rent from no single warehouse/industrial tenant comprised more than 4% of the Company's total revenues as of December 31, 2002.

        The Company's present warehouse and distribution properties, as well as warehouse and distribution properties under contract, are designed for bulk storage of materials and manufactured goods in buildings with interior heights typically of 22 feet or more. All of the warehousing and distribution properties have dock facilities for trucks as well as grade level loading for lighter vehicles and vans, and many of the properties have direct access to rail. Typically, the distribution buildings are used for storage and contain a minimal amount of office space.

CenterPoint Porperties Trust

Warehouse / Industrial Property Summary

As of 12/31/2002

	City	State	Year of Original Construction/Last Redevelopment and/or Expansion (1)	Annualized Base Rent Revenue	Average Rent Per Sq. Ft. (2)	GLA Sq. Ft. (3)	Percent of Total GLA (4)	Percent of GLA Leased as of 12/31/02	No. of Tenants	Property Type (5)
2002 Investments
Lake County
2400 Commerce Drive	Libertyville	IL	1994	293,006	5.05	58,021	0.19%	100%	1	ACQ
3740 Hawthorne	Waukegan	IL	1977	114,312	2.91	39,309	0.13%	100%	1	ACQ
3776 Hawthorne	Waukegan	IL	1977	132,686	2.88	46,063	0.15%	75%	3	ACQ
3801 Hawthorne	Waukegan	IL	1972	440,598	2.27	194,517	0.63%	100%	5	ACQ
1921 Enterprise Court	Libertyville	IL	1977	202,694	3.49	58,060	0.19%	100%	1	ACQ
N.E. Cook County
212 Hartrey	Evanston	IL	1955/1961	384,840	3.00	128,281	0.42%	100%	1	ACQ
2401 Brummel	Evanston	IL	1950/1997	235,980	3.00	78,658	0.25%	100%	1	ACQ
North Kane County
1111 Bowes Road	Elgin	IL	1994	672,288	4.65	144,578	0.47%	100%	1	ACQ
Chicago O'Hare Area
800 Hilltop	Itasca	IL	1968	—	—	51,609	0.17%	0%	0	ACQ
500 Country Club Drive	Bensenville	IL	1974	587,357	1.95	301,228	0.98%	100%	1	ACQ
4200 Victoria Drive	Chicago	IL	1960	128,844	4.24	30,382	0.10%	100%	1	ACQ
Southwest Suburbs
7330 Santa Fe	Hodgkins	IL	1979	659,877	2.80	235,560	0.76%	100%	2	ACQ
Far S.W. Suburbs
325 Marmon Drive	Bolingbrook	IL	1989	537,849	2.39	225,311	0.73%	100%	1	ACQ
26634 S Center Ind Park Rd	Elwood	IL	2002	—	—	600,000	1.95%	0%	0	BTS
BNSF Land Lease	Elwood	IL	2002	—	—	—	0.00%	0%	0	BTS
Milwaukee County
4930 South 2nd Street	Milwaukee	WI	1972	75,316	1.46	51,725	0.17%	33%	2	ACQ
4950 South 2nd Street	Milwaukee	WI	1973	38,880	2.00	19,440	0.06%	50%	2	ACQ
4960 South 2nd Street	Milwaukee	WI	1971	70,791	3.67	19,278	0.06%	80%	2	ACQ
5140 South 3rd Street	Milwaukee	WI	1978	22,416	1.33	16,800	0.05%	100%	3	ACQ
5144 South 3rd Street	Milwaukee	WI	1972	74,832	3.90	19,200	0.06%	100%	2	ACQ
5315 South 3rd Street	Milwaukee	WI	1979	360,900	3.60	100,250	0.32%	100%	1	ACQ
5319 South 3rd Street	Milwaukee	WI	1980	432,432	4.29	100,800	0.33%	100%	2	ACQ
5110 South 6th Street	Milwaukee	WI	1972	339,300	5.80	58,500	0.19%	100%	1	ACQ
4903 South Howell	Milwaukee	WI	1977	69,672	2.90	24,000	0.08%	70%	3	ACQ
4941 South Howell	Milwaukee	WI	1976	84,214	2.62	32,115	0.10%	60%	2	ACQ
5050 South 2nd Street	Milwaukee	WI	1970	230,664	4.65	49,605	0.16%	100%	1	ACQ
525 Marquette	Oak Creek	WI	1979	—	—	112,144	0.36%	0%	0	ACQ
300 West Edgerton	Milwaukee	WI	1970	215,962	5.40	40,000	0.13%	100%	3	ACQ
5170 South 6th Street	Milwaukee	WI	1997	509,459	3.12	163,200	0.53%	76%	2	ACQ
W165 N5830 Ridgewood	Menomonee Falls	WI	1996	1,403,061	4.68	300,120	0.97%	100%	1	ACQ

Subtotal				$8,318,231		3,298,754	10.69%		46

Average					$2.52	109,958

Average excluding out of service at 12/31/2002				$8,318,231		3,298,754

					$2.52	219,917

Previously Owned Properties
Lake County
620-630 Butterfield Road	Mundelein	IL	1990	233,645	9.64	24,237	0.08%	100%	1	BTS
3145 Central Avenue	Waukegan	IL	1958	926,089	3.17	292,000	0.95%	100%	2	ACQ
28160 N Keith	Lake Forest	IL	1989	331,177	4.25	77,924	0.25%	100%	1	ACQ
28618 N. Ballard	Lake Forest	IL	1984	298,428	5.00	59,688	0.19%	100%	1	ACQ
1810-1850 Northwestern Dr	Gurnee	IL	1977	539,907	4.40	122,712	0.40%	100%	4	ACQ
3849-3865 Swanson Court	Gurnee	IL	1978	381,478	3.81	100,000	0.32%	100%	2	ACQ
N.E. Cook County
5990 Touhy Avenue	Niles	IL	1960/1993	855,945	2.83	302,378	0.98%	74%	3	RDV
N.W. Cook County
900 W. University Drive	Arlington Heights	IL	1974	474,397	5.50	86,254	0.28%	100%	1	ACQ
200 Champion Drive	Northlake	IL	1998	665,640	4.02	165,612	0.54%	100%	1	BTS

3450 W. Touhy	Skokie	IL	1972	630,516	4.62	136,392	0.44%	93%	2	ACQ
6800 N. McCormick	Lincolnwood	IL	1955	1,332,940	5.40	247,000	0.80%	100%	1	ACQ
100 W. Whitehall	Northlake	IL	1999	1,084,160	4.31	251,584	0.82%	100%	2	BTS
3602 N. Kennicott	Arlington Heights	IL	1999	438,980	4.66	94,300	0.31%	100%	1	ACQ
N. Kane County
825 Tollgate Road	Elgin	IL	1989	444,495	5.35	83,122	0.27%	100%	2	ACQ
1575 Executive Drive	Elgin	IL	1980	158,604	5.11	31,050	0.10%	100%	1	ACQ
3620 Swenson Avenue	St. Charles	IL	1988/1992/1995	—	—	44,457	0.14%	0%	0	ACQ
1750 Lincoln	Freeport	IL	2001	1,535,040	3.08	499,200	1.62%	100%	1	BTS
Chicago O'Hare Area
1850 Greenleaf	Elk Grove Village	IL	1965	279,594	4.77	58,627	0.19%	100%	1	ACQ
1400 Busse Road	Elk Grove Village	IL	1975	214,582	1.41	151,761	0.49%	13%	11	ACQ
1201 Lunt Avenue	Elk Grove Village	IL	1971	55,200	7.48	7,380	0.02%	100%	1	ACQ
745 Birginal Road	Bensenville	IL	1974	505,166	4.46	113,266	0.37%	100%	1	ACQ
2600 Elmhurst Road	Elk Grove Village	IL	1995	570,728	5.44	105,000	0.34%	100%	1	BTS
10601 Seymour Avenue	Franklin Park	IL	1963/1970	3,298,522	4.71	700,899	2.27%	100%	3	ACQ/RDV
850 Arthur Avenue	Elk Grove Village	IL	1971/1973	165,708	3.90	42,490	0.14%	100%	2	ACQ
1100 Chase Avenue	Elk Grove Village	IL	1980/1996	201,228	4.83	41,651	0.14%	100%	1	ACQ
2553 North Edgington	Franklin Park	IL	1967/1995	559,324	2.04	274,303	0.89%	59%	2	ACQ
875 Fargo Avenue	Elk Grove Village	IL	1980	465,783	5.65	82,368	0.27%	100%	1	ACQ
1501 Pratt Avenue	Elk Grove Village	IL	1973	—	—	151,900	0.49%	0%	0	ACQ
400 North Wolf Road	Northlake	IL	1956/1997	5,642,983	3.69	1,529,926	4.95%	100%	4	ACQ
2801-2881 Busse Road	Elk Grove Village	IL	1997	1,174,915	4.68	251,076	0.81%	100%	2	BTS
2525 Busse Road	Elk Grove Village	IL	1975	3,229,950	3.64	887,465	2.88%	85%	9	ACQ
2701-2781 Busse Road	Elk Grove Village	IL	1997	1,334,691	5.32	251,076	0.81%	100%	2	BTS
1796 Sherwin	Des Plaines	IL	1964	667,412	7.01	95,220	0.31%	100%	2	ACQ
2021 Lunt Avenue	Elk Grove	IL	1972	275,234	4.29	64,157	0.21%	100%	1	ACQ
755 Dillon Drive	Wood Dale	IL	1986	325,420	6.79	47,928	0.16%	100%	1	ACQ
201 Oakton	Des Plaines	IL	1984	737,606	4.61	160,102	0.52%	100%	3	ACQ
O'Hare Express-Phase A-2	Chicago	IL	1997	1,162,759	9.61	120,971	0.39%	100%	2	BTS
O'Hare Express-Phase B-1	Chicago	IL	1997	2,392,457	13.94	171,685	0.56%	100%	1	BTS
1100-40 W. Thorndale	Itasca	IL	1984	214,560	4.47	48,000	0.16%	100%	1	ACQ
737 Fargo Ave.	Elk Grove Village	IL	1975	258,131	3.35	77,015	0.25%	100%	1	ACQ
951 Fargo Ave.	Elk Grove Village	IL	1973	576,648	5.55	103,987	0.34%	100%	1	ACQ
18801 West Irving Park Drive	Chicago	IL	1999	781,882	4.22	185,280	0.60%	100%	1	BTS
O'Hare Express, Phase B-2	Chicago	IL	1999	2,127,179	13.87	153,345	0.50%	100%	2	BTS
600 East Irving Park Rd	Bensenville	IL	1982	65,878	3.09	21,304	0.07%	100%	1	ACQ
514 Express Center Dr	Chicago	IL	2000	2,121,800	11.47	185,000	0.60%	100%	1	BTS
1311 Meacham Avenue	Itasca	IL	1980	456,000	3.82	119,345	0.39%	100%	1	ACQ
Near West Suburbs
3601 N Runge	Franklin Park	IL	1962/1968	305,575	2.67	114,266	0.37%	100%	1	ACQ
3400 N Powell	Franklin Park	IL	1961/1980	413,100	3.59	115,097	0.37%	100%	1	ACQ
11140 W Addison	Franklin Park	IL	1961/1965	350,760	3.14	111,588	0.36%	100%	1	ACQ
3434 N. Powell	Franklin Park	IL	1960/1966	357,672	3.94	90,760	0.29%	100%	1	ACQ
1999 N Ruby	Melrose Park	IL	1952/1962	291,772	2.71	107,852	0.35%	100%	1	ACQ
11550 W. King	Franklin Park	IL	1963	218,059	3.18	68,663	0.22%	100%	1	ACQ
317 W. Lake Street	Northlake	IL	1972	892,581	2.94	303,935	0.99%	68%	1	ACQ
5200 Proviso	Melrose Park	IL	1982	70,159	7.02	10,000	0.03%	100%	1	ACQ
5000 Proviso	Melrose Park	IL	1982	1,224,840	2.40	510,000	1.65%	100%	2	ACQ
4700 Proviso	Melrose Park	IL	1982	1,614,303	2.61	618,882	2.01%	57%	2	ACQ
10700 Waveland Ave	Franklin Park	IL	1973	441,152	3.28	134,600	0.44%	100%	1	ACQ
5700 McDermott Dr	Berkeley	IL	1967	235,532	4.75	49,612	0.16%	100%	1	ACQ
250 Mannheim Road	Hillside	IL	1970	712,296	3.91	182,122	0.59%	100%	2	ACQ
7750 Industrial Drive	Forest Park	IL	1973	16,320	0.21	77,330	0.25%	100%	1	ACQ
333 Northwest Avenue	Northlake	IL	1968	522,000	3.86	135,267	0.44%	62%	1	ACQ
505 Railroad Avenue	Northlake	IL	1965/1988	607,300	2.14	284,165	0.92%	73%	1	ACQ
West Suburbs
425 N. Villa Ave.	Villa Park	IL	1996	162,000	22.51	7,198	0.02%	100%	1	ACQ
1808 Swift Road	Oakbrook	IL	1998	847,826	5.63	150,569	0.49%	100%	1	ACQ
Central Kane/N. DuPage
425 South 37th Avenue	St. Charles	IL	1975	391,803	3.80	103,106	0.33%	100%	1	ACQ
1030 Fabyan Parkway	Batavia	IL	1978	733,352	3.45	212,728	0.69%	100%	1	ACQ
22 W 760 Poss St.	Glen Ellyn	IL	1964	132,000	11.21	11,776	0.04%	100%	1	ACQ
1000 Swanson Dr.	Batavia	IL	1990	186,000	17.55	10,600	0.03%	100%	1	ACQ
1705-75 Hubbard Dr.	Batavia	IL	1985	171,443	4.57	37,500	0.12%	100%	2	ACQ
900 Paramount Pkway.	Batavia	IL	1986	104,112	2.78	37,500	0.12%	53%	1	ACQ
918 Paramount Pkway	Batavia	IL	1987	—	—	9,900	0.03%	0%	0	ACQ

902 Paramount Pkway	Batavia	IL	1987	67,338	4.35	15,480	0.05%	100%	2	ACQ
950 Paramount Pkway	Batavia	IL	1987	76,050	4.91	15,480	0.05%	100%	2	ACQ
934 Paramount Pkway	Batavia	IL	1987	66,000	6.67	9,900	0.03%	100%	1	ACQ
500 Wall St	Glendale Heights	IL	1989	—	—	219,471	0.71%	0%	0	ACQ
115 W. Lake St.	Glendale Heights	IL	1999	531,561	6.69	79,451	0.26%	100%	1	ACQ
800 Regency Drive	Glendale Heights	IL	1987	128,673	2.67	48,230	0.16%	56%	1	ACQ
625 Willowbrook Centre	Willowbrook	IL	2001	603,135	14.50	41,600	0.13%	100%	1	BTS
Far West Suburbs
720 Frontenac	Naperville	IL	1991	369,552	2.15	171,935	0.56%	64%	1	ACQ
820 Frontenac	Naperville	IL	1988	540,364	3.52	153,604	0.50%	100%	1	ACQ
1120 Frontenac	Naperville	IL	1980/1994	578,915	3.76	153,902	0.50%	100%	1	ACQ
1510 Frontenac	Naperville	IL	1986	398,567	3.80	104,886	0.34%	100%	1	ACQ
1020 Frontenac	Naperville	IL	1980	334,236	3.35	99,684	0.32%	100%	1	ACQ
1560 Frontenac	Naperville	IL	1987	291,695	3.41	85,608	0.28%	100%	1	ACQ
920 Frontenac	Naperville	IL	1987	454,575	3.75	121,200	0.39%	100%	1	ACQ
1250 Carolina Drive	West Chicago	IL	1988	552,000	3.68	150,000	0.49%	100%	1	BTS
1 Allsteel Drive	Aurora	IL	1960	2,808,640	2.89	971,518	3.15%	100%	2	ACQ
2727 West Diehl Road	Naperville	IL	1997	2,355,072	5.35	440,343	1.43%	100%	1	BTS
9714 S. Rt 69	Naperville	IL	1988	210,000	25.00	8,400	0.03%	100%	1	ACQ
Southwest Suburbs
5619-25 West 115th Street	Alsip	IL	1974	787,725	1.97	399,511	1.30%	100%	2	RDV
6600 River Road	Hodgkins	IL	1968	1,658,760	2.63	630,410	2.04%	100%	1	ACQ
7447 South Central Avenue	Bedford Park	IL	1975	382,800	3.24	118,218	0.38%	100%	1	ACQ
7525 South Sayre	Bedford Park	IL	1981	552,000	4.48	123,178	0.40%	100%	2	ACQ
11701 South Central Avenue	Alsip	IL	1970	985,997	3.32	297,207	0.96%	100%	2	ACQ
11601 South Central Avenue	Alsip	IL	1970	450,000	1.73	260,000	0.84%	43%	1	ACQ
7633 S. Sayre	Bedford Park	IL	1968	100,260	7.14	14,039	0.05%	100%	1	ACQ
7201 S. Lemington	Bedford Park	IL	1958	150,000	1.40	106,800	0.35%	100%	1	ACQ
7200 S. Mason	Bedford Park	IL	1974	662,758	3.20	207,345	0.67%	100%	1	ACQ
6000 W. 73rd	Bedford Park	IL	1974	445,296	3.01	148,091	0.48%	100%	2	ACQ
6751-55 South Sayre Avenue	Bedford Park	IL	1974	744,000	3.07	242,690	0.79%	100%	1	ACQ
11801 S. Central	Alsip	IL	1985	853,158	3.00	284,386	0.92%	100%	1	ACQ
10047 Virginia Ave.	Chicago Ridge	IL	1994	201,419	5.68	35,450	0.11%	100%	2	ACQ
9700 Harlem Ave	Bridgeview	IL	1969	392,002	3.88	101,140	0.33%	100%	1	ACQ
6510 West 73rd Street	Bedford Park	IL	1974/1980	911,550	2.95	309,000	1.00%	100%	1	ACQ
9450 Sergo Drive	McCook	IL	2001	1,356,253	3.05	445,008	1.44%	34%	1	BTS
Chicago South
900 East 103rd Street	Chicago	IL	1910/1990	1,910,348	3.63	526,493	1.71%	80%	5	RDV
3133 East 106th	Chicago	IL	1971	54,288	0.68	80,076	0.26%	26%	1	ACQ
4400 South Kolmar	Chicago	IL	1966	299,000	3.25	92,000	0.30%	100%	1	ACQ
4000 Racine	Chicago	IL	1968/1992	—	—	140,000	0.45%	0%	0	ACQ
South Suburbs
21399 Torrence Avenue	Sauk Village	IL	1987	801,048	2.15	372,835	1.21%	100%	1	ACQ
2601 Bond Street	University Park	IL	1975	—	—	64,000	0.21%	0%	0	ACQ
16951 St. Street	South Holland	IL	1983	220,262	9.74	22,615	0.07%	100%	3	ACQ
1336 W. New Monee Rd.	Crete	IL	1974	28,800	2.94	9,788	0.03%	100%	1	ACQ
16750 S. Vincennes Ave	South Holland	IL	1970	605,074	2.99	202,510	0.66%	100%	1	ACQ
Far S.W. Suburbs
1319 Marquette Drive	Romeoville	IL	1990	289,206	7.96	36,349	0.12%	100%	1	BTS
1355 Enterprise Drive	Romeoville	IL	1980	432,589	3.60	120,143	0.39%	0%	0	ACQ
2301 North Route 30	Plainfield	IL	1972	629,808	2.31	272,217	0.88%	96%	2	ACQ
250 W. 63rd St.	Westmont	IL	1967	180,000	17.58	10,240	0.03%	100%	1	ACQ
1243 Naperville Dr.	Romeoville	IL	1994	407,611	5.54	73,600	0.24%	100%	4	ACQ
1200-24 Independence Blvd	Romoeville	IL	1983	229,200	5.35	42,804	0.14%	100%	1	ACQ
1265 Naperville Dr.	Romeoville	IL	1996	330,000	4.50	73,385	0.24%	100%	2	ACQ
1287 Naperville Dr.	Romeoville	IL	1997	333,285	4.83	69,000	0.22%	100%	3	ACQ
7000 Monroe St	Willowbrook	IL	1999	588,160	9.74	60,362	0.20%	100%	1	ACQ
145 Tower Dr	Burr Ridge	IL	1968	396,000	6.22	63,687	0.21%	100%	1	ACQ
McHenry County
875 Diggins Rd.	Harvard	IL	1952	522,854	4.14	126,304	0.41%	100%	1	ACQ
N.W. Indiana
425 West 151st Street	East Chicago	IN	1913/1991	587,229	1.60	366,159	1.19%	80%	5	RDV
201 Mississippi Street	Gary	IN	1945/1988	3,216,485	3.06	1,052,507	3.40%	79%	14	RDV
1827 North Bendix Drive	South Bend	IN	1964/1990	582,314	2.92	199,730	0.65%	100%	1	ACQ
101 45th Street	Munster	IN	1991	1,299,168	3.71	350,133	1.14%	100%	1	ACQ
Milwaukee County
7501 North 81st Street	Milwaukee	WI	1987	699,040	3.80	183,958	0.60%	100%	1	ACQ

2003-2201 S. 114th Street	West Allis	WI	1965	710,296	2.92	243,350	0.79%	100%	2	ACQ
1475 S. 101st	West Allis	WI	1969	—	—	46,937	0.15%	100%	1	ACQ
4700 Ironwood Drive	Franklin	WI	1998	418,880	3.40	123,200	0.40%	100%	1	BTS
5521 Mill Road	Milwaukee	WI	1960	36,237	0.82	44,435	0.14%	25%	2	ACQ
70th & Washington	West Allis	WI	1999	520,728	4.58	113,620	0.37%	100%	1	ACQ
11000 Silver Springs Rd.	Milwaukee	WI	1968	569,568	4.47	127,400	0.41%	100%	1	ACQ
3511 W. Green Tree	Milwaukee	WI	1969/1971	420,196	2.43	172,650	0.56%	100%	3	ACQ
Richards & Vienna	Milwaukee	WI	1999	559,428	4.81	116,354	0.38%	43%	1	ACQ
6600 N. Industrial Rd	Milwaukee	WI	1973	270,377	2.45	110,400	0.36%	74%	2	ACQ
6333 West Douglas	Milwaukee	WI	1970	94,721	3.70	25,607	0.08%	100%	2	ACQ
7620 South 10th Street	Oak Creek	WI	1970	637,500	4.24	150,192	0.49%	100%	1	ACQ
7020 Parkland Court	Milwaukee	WI	1979	380,478	3.19	119,160	0.39%	100%	1	ACQ
7025 Parkland Court	Milwaukee	WI	1973	479,847	2.14	224,611	0.73%	75%	3	ACQ
315 Edgerton	Milwaukee	WI	1971	277,873	4.48	62,000	0.20%	76%	2	ACQ
5211 South 3rd Street	Milwaukee	WI	1973	1,168,020	3.24	360,000	1.17%	100%	1	ACQ
7475 South 6th Street	Oak Creek	WI	1970	460,800	3.84	120,000	0.39%	100%	1	ACQ
Kenosha County
8901 102nd Street	Pleasant Prairie	WI	1990	740,380	7.01	105,637	0.34%	100%	1	ACQ
8200 100th Street	Pleasant Prairie	WI	1990	568,361	3.83	148,472	0.48%	100%	1	ACQ
8100 100th Street	Pleasant Prairie	WI	1991	197,959	5.17	38,290	0.12%	100%	1	ACQ
Waukesha County
2900 South 160th Street	New Berlin	WI	1972/1974/1978	—	—	183,480	0.59%	0%	0	ACQ
Racine County
1333 Grandview Drive	Yorkville	WI	1997	796,572	3.79	210,000	0.68%	100%	1	ACQ
1221 Grand View Pkwy	Yorkville	WI	2000	382,924	4.22	90,654	0.29%	100%	1	ACQ
Ohio
8877 Union Center Rd	Westchester	OH	1999	5,070,720	5.92	856,768	2.78%	100%	1	ACQ
2800 Henkle Drive	Lebanon	OH	1994/1995/1997	461,565	3.52	131,150	0.43%	100%	1	ACQ
New Hampshire
1014 Profile Road	Bethlehem	NH	1989	177,000	2.11	84,000	0.27%	100%	1	ACQ

Subtotal				$102,237,292		27,547,880	89.29%

Average					$3.71	177,728	0.58%

Grand total all warehouse/industrial properties				$110,555,523		30,846,634	100.02%		285

Average all warehouse/industrial properties (6)					$3.58	166,739		91.5%

Grand total all warehouse/industrial properties excluding out of service at 12/31/2002				$110,555,523		29,711,627		91.4%

Average all warehouse/industrial properties excluding out of service at 12/31/2002					$3.72	162,359

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

(6)
Average size equals total GLA divided by the number of warehouse/industrial properties.

Land and Properties under Development

        The Company has investments in seven uncompleted warehouse/industrial developments as of December 31, 2002. The Company's developments include buildings under construction at CenterPoint Intermodal Center and O'Hare North which are leased and at various stages of completion. The Company also owns several stand alone land parcels under development, totaling 1,320 acres, including approximately 869 acres at CenterPoint Intermodal Center which has projects in the beginning stages of development.

	Acres	Estimated Building Area (Square Feet)
Other land sites	25	225,000
California Avenue Business Center, Chicago, IL	27	400,000
O'Hare Express North, Chicago, IL	22	380,000
Aurora Corporate Center, Aurora, IL	27	470,000
Chicago Manufacturing Center, Chicago, IL	30	520,000
CenterPoint Business Center, McCook, IL	33	650,000
Jefferson & Aurora Avenue, Naperville, IL	118	2,108,000
Knell Road, Montgomery, IL	169	2,250,000
CenterPoint Intermodal Center, Joliet, IL	869	8,746,153

Total owned or controlled	1,320	15,749,153

        At December 31, 2002, 64 acres of the Company's investment in retail and commercial land in Naperville, Illinois, which went under contract for sale in the fourth quarter of 2002, was held for sale. Since the carrying value of this land was greater than the expected net sales proceeds, the Company recorded a $1.2 million impairment. The decline in value is attributable to weakening market conditions for retail land which is the expected use for the land.

Lease Expirations

        The following table shows, as of December 31, 2002, scheduled lease expirations for the Company's warehouse/industrial properties commencing January 1, 2003 and for the next ten years, assuming that no tenants exercise renewal options:

Year Ending December 31	No. of Leases Expiring	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent Expiring Leases	Average Base Rent per Sq Ft Under Expiring Leases	% of Total Properties GLA Represented by Expiring Leases	% of 2002 Base Rent Represented by Expiring Leases
2003	64	4,122,831	$15,745,433	$3.82	15.68%	14.25%
2004	56	6,074,746	20,666,501	3.40	23.10%	18.70%
2005	42	2,345,296	10,203,576	4.35	8.92%	9.23%
2006	37	2,726,026	11,435,257	4.19	10.37%	10.35%
2007	27	2,432,267	11,288,200	4.64	9.25%	10.21%
2008	19	2,174,167	9,433,364	4.34	8.27%	8.54%
2009	14	1,369,965	6,890,432	5.03	5.21%	6.24%
2010	10	1,152,838	6,270,194	5.44	4.38%	5.67%
2011	3	1,058,136	5,136,722	4.85	4.02%	4.65%
2012	6	2,083,527	8,433,217	4.05	7.92%	7.63%

Options to Purchase Granted to Certain Tenants

        The following warehouse/industrial properties of the Company are subject to purchase options granted to certain tenants as follows:

  •
  21399 Torrence Avenue, Sauk Village, Illinois is subject to a purchase option exercisable on either November 30, 2003 (provided the tenant gives notice of its intention on or before May 31, 2003) or November 30, 2004 (provided the tenant gives notice of its intention on or before May 31, 2004) for $9.3 million.

  •
  8901 102nd Street, Pleasant Prairie, Wisconsin is subject to an option to purchase exercisable on February 28, 2006 at a purchase price equal to 95% of "fair market value," determined by the average of three independent appraisals.

  •
  The land lease with Burlington Northern Santa Fe, at the 600 acre site at CenterPoint Intermodal Center, is subject to a purchase option during the 25th year of the lease for $71.0 million.

        In each case, the option price exceeds the Company's current net book value for each such property, and the Company believes that even the untimely exercise of these options would not have an adverse effect upon the operations of the Company or its ability to maintain its distribution policy.

        In addition to purchase options, the Company has granted to tenants of certain properties a right of first refusal (in the event the Company has received an unsolicited offer from a third party to purchase the property which the Company desires to accept) or a right of first offer (in the event the Company has not received an unsolicited third party offer for the property but desires to entertain an offer). As of December 31, 2002, these properties include: 8901 102nd Street, Pleasant Prairie, Wisconsin, 21399 Torrence Avenue, Sauk Village, Illinois and 7633 S. Sayre, Bedford Park, Illinois. The existence of these rights will not compel the Company to sell a property for a price less than the price the Company desires to accept.

The Company's Other Properties and Investments

        In addition to its warehouse/industrial properties, the Company owns three retail properties having approximately 61,183 square feet of GLA, and two parking lots. The Company does not intend to acquire properties other than warehouse/industrial properties in the future. The Company believes, however, that these properties are favorable investments for the Company, adding to distributable cash flow per share.

Retail Properties

        The following table sets forth certain information regarding the Company's retail properties:

	Year of Acquisition Last Redevelopment and/or Expansion (1)	Year of Original Construction / Expansion	Total GLA Sq Ft (2)	Percent of Total GLA (3)	Percent of GLA Leased as of 12/31/02	Annualized Base Rent Revenue	Average Rent Per Sq Ft (4)	No. of Tenants
4-48 Barrington Road Streamwood, IL	1994	1991	38,633	63.1%	82.17%	$397,235	$10.28	9
84-120 McHenry Road Wheeling, IL	1990/1993	1989	20,535	33.6%	93.92%	258,697	12.60	7
351 North Rohlwing Road Itasca, IL	1993	1989	2,015	3.3%	100.00%	78,303	38.86	1

			61,183	100.0%		$734,235	$12.00	17

(1)
First date is year of acquisition; second date is year of most recent redevelopment or expansion. If only one date appears, it is the acquisition date; the property has not been redeveloped or expanded.

(2)
"GLA" means gross leasable area.

(3)
Determined as a percent of the total GLA for the retail properties.

(4)
Determined by dividing annualized base rent revenue by GLA.

        The tenants of the Company's retail properties are typical of tenants in smaller retail centers in the Chicago region. Generally, the leases require tenants to pay a fixed base, or "minimum" rent, subject to scheduled increases. Tenants generally are required to pay their proportionate share of common area maintenance charges, insurance expenses, operating expenses and real estate taxes or their portion of these expenses is included in their base rent.

        The following table shows as of December 31, 2002 scheduled lease expirations for the retail properties commencing January 1, 2003, through lease expiration, assuming no tenants exercise renewal options.

Year Ending December 31	No. of Leases Expiring	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent Expiring Leases	Average Base Rent Per Sq Ft Under Expiring Leases	% of Total Properties GLA Represented by Expiring Leases	% of 2002 Base Rent Represented by Expiring Leases
2003	3	12,115	$75,519	$6.23	21.74%	10.29%
2004	6	14,572	174,728	11.99	26.15%	23.80%
2005	3	8,650	173,442	20.05	15.52%	23.62%
2006	7	18,382	276,938	15.07	32.98%	37.72%
2009	1	2,015	78,288	38.85	3.62%	10.66%

  Other Investments

        As of the end of 2002, the Company owned two parking lots within industrial parks. The first parking lot, purchased in 1996, is currently vacant. The second parking lot, purchased in 1999, is leased through September, 2005 for a current annual minimum rent of $49,200.

Item 3. Legal Proceedings.

        Since 2001, the Company has been involved in recovery efforts under the terms of its commercial office lease with HALO Industries, Inc., which filed Chapter 11 bankruptcy in July of that year. The Company has filed a claim for approximately $28.0 million based on the bankruptcy formula for the value of the HALO lease. This claim has not yet been reviewed by the bankruptcy estate. On February 25, 2003, HALO announced its agreement to be purchased by HIG Capital for a total purchase price of $22.0 million in cash and notes, including a $3.0 million earn-out based on future financial performance. After payment of all administrative claims against the bankruptcy estates, CenterPoint and the other unsecured creditors expect to recover a small percentage of their claim from these net proceeds. The Company is also pursuing a lawsuit against certain officers of the bankrupt company and other litigation that, if successful, could increase the dividend to the unsecured creditors of HALO. The Company is still uncertain of the extent and timing of its recovery but believes that its current accounts receivable of $3.7 million will be collected and to date has not recorded any further recovery.

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

Quarterly Period Ending	High	Low	Cash Distribution/Share
March 31, 2001	$47.88	$45.25	$0.5250
June 30, 2001	50.90	45.90	0.5250
September 30, 2001	50.44	44.45	0.5250
December 31, 2001	51.50	45.59	0.5250
March 31, 2002	54.54	48.40	0.5775
June 30, 2002	59.41	53.20	0.5775
September 30, 2002	58.69	49.63	0.5775
December 31, 2002	59.49	51.18	0.5775

        (b) As of March 18, 2003, there were approximately 140 holders of record of the Company's common shares.

        (c) The frequency and amount of cash dividends declared on the Company's common shares for the two most recent fiscal years is set forth in the table above.

        The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases (iii) proceeds from the disposition of Company properties, (iv) occupancy of current properties, (v) restrictions under certain covenants of the Company's unsecured credit facility led by Bank One, as Lead Arranger and Administrative Agent and (vi) terms of future debt agreements.

Item 6. Selected Financial Data

        The following tables set forth, on a historical basis, Selected Financial Data for the Company. The following table should be read in conjunction with the historical financial statements of the Company and Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," both included elsewhere in this Form 10-K.

        As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. For purposes of applying FAS No. 144, the Company considers each operating property to be a component unit. Accordingly, operations of such properties sold or classified as held for sale after December 31, 2001 will be shown as discontinued operations. In addition, operations for such properties for all prior periods presented will be required to be reclassified to discontinued operations.

        The Selected Financial Data for the Company is not necessarily indicative of the actual financial position of the Company or results of operations at any future date or for a future period.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except for per share data, ratios and number of properties)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Operating Data:
Revenues	$156,700	$152,400	$152,749	$132,135	$105,081
Expenses:
Operating expenses (1)	(52,961)	(50,622)	(50,529)	(39,997)	(34,961)
Depreciation and other amortization	(33,623)	(33,667)	(31,764)	(26,553)	(20,912)
General and administrative	(7,023)	(5,566)	(4,812)	(4,258)	(4,040)
Interest expense:
Interest incurred, net	(28,752)	(30,778)	(30,976)	(19,954)	(13,659)
Amortization of deferred financing costs	(2,918)	(2,376)	(2,155)	(1,905)	(1,817)
Impairment of asset (2)(3)	(1,228)	(37,994)	—	—	—

Operating income	30,195	(8,603)	32,513	39,468	29,692
Gain on real estate	14,265	32,014	19,227	5,086	1,672

Income from continuing operations before income taxes and equity in net income of affiliate	44,460	23,411	51,740	44,554	31,364
Provision for income taxes	(3,223)	(1,136)	—	—	—
Equity in net income of affiliate	1,993	3,309	(294)	2,126	(855)

Income from continuing operations	43,230	25,584	51,446	46,680	30,509
Discontinued operations
Gain or (loss) on sale of real estate	30,190	—	—	—	—
Income (loss) from operations of sold properties	1,972	4,029	3,240	2,662	1,739

Income before extraordinary item	75,392	29,613	54,686	49,342	32,248
Extraordinary item	—	(1,616)	—	(582)	—

Net income	75,392	27,997	54,686	48,760	32,248
Preferred dividends	(10,090)	(10,090)	(10,105)	(8,318)	(6,360)

Net income available to common shareholders	$65,302	$17,907	$44,581	$40,442	$25,888
Per share income from continuing operations available to common shareholders:
Basic	$1.44	$0.69	$1.97	$1.89	$1.22
Diluted	1.41	0.67	1.93	1.84	1.20
Per share net income available to common shareholders before extraordinary item:
Basic	2.84	0.86	2.13	2.02	1.30
Diluted	2.77	0.84	2.09	1.99	1.29
Per share net income available to common shareholders:
Basic	2.84	0.79	2.13	1.99	1.30
Diluted	2.77	0.77	2.09	1.96	1.29
Balance Sheet Data (End of Period):
Investment in real estate (before accumulated depreciation and amortization)	$1,219,109	$1,197,900	$1,084,812	$971,897	$768,857
Real estate held for sale, net of depreciation	48,632	22,555	17,277	—	—
Net investment in real estate	1,124,154	1,100,232	1,003,133	886,489	706,600
Total assets	1,306,324	1,182,671	1,155,235	1,083,427	817,606
Total debt	692,706	586,527	547,744	554,348	364,718
Shareholders' equity	526,959	513,795	534,386	466,604	407,459

SELECTED FINANCIAL DATA, CONTINUED

	Year Ended December 31,
	2002	2001	2000	1999	1998
Other Data:
Funds from Operations (4)	$97,521	$47,677	$74,103	$69,003	$46,777
EBITDA (5)	146,229	99,296	120,771	98,552	69,142
Net cash flow:
Operating activities	59,041	73,229	71,518	75,398	57,804
Investing activities	(112,882)	(76,502)	(74,790)	(272,361)	(118,706)
Financing activities	52,900	4,064	827	199,993	59,725
Distributions	63,173	57,513	51,825	46,893	41,233
Return of capital portion of distribution	52,876	—	834	8,101	3,139
Number of properties included in operating results (6)	190	178	167	182	127

(1)
Operating expenses include real estate taxes, repairs and maintenance, insurance and utilities and excludes interest, depreciation and amortization and general and administrative expenses.

(2)
At December 31, 2002, the Company had its remaining interest in the BNSF leased land and 64 acres of land at Jefferson and Aurora Avenue in Naperville, IL held for sale because the properties were under contract for sale. The Company recognized an impairment on the Naperville land because the expected proceeds upon sale after costs is lower than the carrying value of the property.

(3)
At December 31, 2001, the Company had an office property held for sale. This property was the former headquarters of HALO Industries, Inc. (HALO) and was located at 5800 Touhy Avenue in Niles, Illinois. The bankruptcy of HALO caused a reduction in the property value and on December 12, 2001 the Company announced its intention to sell the property. Accordingly, the Company recognized an impairment of this asset based on management's estimate of the fair value of the asset less costs to dispose in accordance with FAS 121.

(4)
The National Associations of Real Estate Investment Trust ("NAREIT") defines funds from operations ("FFO") (April, 2002 White Paper) as net income excluding gains (or losses) from sales of property, plus depreciation and amortization. NAREIT adds, "management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community." Accordingly, CenterPoint calculates FFO, inclusive of fee income and industrial property sales (net of accumulated depreciation) of the Company and its unconsolidated affiliates. The Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business strategy. FFO does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO FFO

	2002	2001	2000	1999	1998
Net income available to common shareholders	$65,302	$17,907	$44,581	$40,442	$25,888
Extraordinary item	—	1,616	—	582	—
Depreciation and amortization, net of tax:
Continuing operations	32,663	33,263	31,764	26,553	20,912
Discontinued operations	1,172	1,723	1,190	798	506
Unconsolidated subsidiaries	301	391	1,041	553	—
Amortization of deferred financing costs, debentures	—	—	—	23	38
Convertible subordinated debenture interest	—	—	—	451	783
Accumulated depreciation of sold industrial assets, net of tax	(5,647)	(6,877)	(8,218)	(2,357)	(1,350)
Accumulated depreciation on impaired assets held for sale	—	(2,006)	—	—	—
Convertible preferred dividend	3,730	3,730	3,745	1,958	—
Gain on sale of non-industrial properties	—	(2,070)	—	—	—

Funds from operations	$97,521	$47,677	$74,103	$69,003	$46,777

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

(5)
EBITDA stands for earnings before interest, income taxes, depreciation and amortization. Management believes that EBITDA is helpful to investors as an indication of property operations, because it excludes costs of financing and non-cash depreciation and amortization amounts. EBITDA does not represent cash flows from operations as defined by GAAP, should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Investors are cautioned that EBITDA, as calculated by the Company, may not be comparable to similarly titled but differently calculated measurers for other REITs.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO EBITDA

	2002	2001	2000	1999	1998
Net income available to common shareholders	$65,302	$17,907	$44,581	$40,442	$25,888
Preferred dividends	10,090	10,090	10,105	8,318	6,360
Interest incurred, net	28,752	30,778	30,976	19,954	13,659
Interest incurred, net from discontinued operations	1,123	—	—	—	—
Amortization of deferred financing costs	2,918	2,376	2,155	1,905	1,817
Extraordinary item, early extinguishment of debt	—	1,616	—	582	—
Provision for income tax expense	3,223	1,136	—	—	—
Provision for income tax expense from disc operations	26	3	—	—	—
Depreciation and amortization	33,623	33,667	31,764	26,553	20,912
Depreciation and amortization from discontinued operations	1,172	1,723	1,190	798	506

EBITDA	$146,229	$99,296	$120,771	$98,552	$69,142

(6)
The increase in number of properties included in operating results reflects the following activity:

	2002	2001	2000	1999	1998
Number of properties in operating results, beginning of period	178	167	182	127	101
Properties acquired	28	14	20	61	30
Developments completed	3	5	2	3	2
Consolidation of CRS	—	10	—	—	—
Property dispositions	(19)	(18)	(37)	(9)	(6)

Number of properties in operating results, end of period	190	178	167	182	127

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following is a discussion of the historical operating results of the Company. This discussion should be read in conjunction with the Financial Statements and the information set forth under Item 6 "SELECTED FINANCIAL DATA," found in this Form 10-K.

CenterPoint "Value-Added" Strategy

        CenterPoint is focused on maximizing total shareholder returns through customer-driven management, investment, development, and redevelopment of warehouse, distribution, light manufacturing, intermodal parks and air freight buildings. The Company seeks to entrepreneurially serve the changing space needs of new and existing customers. These "value-added" activities, the Company believes, contributes to better investment returns, cash flow, and cash flows growth, which increase the value of the Company's franchise and permit growing distributions. A cornerstone of this Company's "value-added" strategy is the consistent redeployment of its capital for uses that offer the highest potential returns and growth. The Company seeks to fund new high yield investment with disposition proceeds from the sale of stabilized assets, or those offering lower potential returns relative to their market value. Each year the Company expects to sell 10% to 20% of its assets which, together with retained cash flow, offset a majority of its capital requirements. CenterPoint believes its capital "recycling" discipline improves shareholder value by increasing the return on invested capital, accelerated return growth, and by lowering its cost of capital through increased funding flexibility.

        The Company's results include gains resulting from its disposition activity. The contribution of gains to earnings is a function of the investment profits created by the Company's "recycling" activities and the rate at which assets are sold, which is dependent on the available volume of new investment. The Company believes its business model is captured in its own definition of funds from operations (FFO), which is a National Association of Real Estate Investment Trusts ("NAREIT") sponsored industry metric for earnings. NAREIT defines FFO (April, 2002 White Paper) as net income excluding gains (or losses) from sales of property, plus depreciation and amortization. NAREIT adds, "management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community." Accordingly, CenterPoint calculates FFO, inclusive of fee income and industrial property sales (net of accumulated depreciation) of the Company and its unconsolidated affiliates. The Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new "value added" investments, is fundamental to the Company's business strategy. FFO does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

        In 2002, the Company acquired 28 properties, acquired 650 acres of unimproved land, and completed the development of three properties, including the 621 acre Burlington Northern Santa Fe ("BNSF") land lease. To fund these new "value-added" investments, as well as construction in progress and the Company's investment in affiliates, aggregating $195.5 million, the Company "recycled" $163.2 million in proceeds from the sale of 19 properties and six land parcels, and the Company generated $34.1 million in proceeds from the sale of a 37.5% interest in the BNSF leased land. The total net increase in the Company's owned warehouse/industrial properties was 1.1 million square feet of buildings or 3.6%.

        The Company carefully monitors its investment, disposition and other operating activity to ensure its continuing qualification as a REIT under applicable laws. Intended short term property investments, and other activities whose sale may have an adverse impact on the Company's REIT status are undertaken by the Company's taxable REIT subsidiary, CenterPoint Realty Services, Inc. ("CRS") or other taxable affiliates of the Company.

CenterPoint's Development Pipeline

        The historical results of the Company reflect the Company's "value-added" property development and redevelopment activities. These projects require the incurrence of substantial capital costs and related expenses in advance of rental income. As of December 31, 2002, the Company and its subsidiaries had $111.9 million of development costs invested in projects, including 869 acres for future development at the CenterPoint Intermodal Center, two buildings totaling 533,180 square feet and other projects in early stages of development. At the end of 2002, the Company or its affiliates hold $73.3 million of tax increment financing ("TIF") developer notes relating to these projects, of which $63.8 million is reserved against due to the uncertainty over collection of the underlying taxes. These notes, with tax expempt interest rates ranging from 9% to 10% are expected to be reimbursed from new real estate tax revenues resulting from project completion. Also, as of the end of the year, the Company or its affiliates had incurred an additional $36.2 million of costs expected to be reimbursed through the issuance of additional TIF notes.

CenterPoint Venture

        The Company owns 25% of CenterPoint Venture LLC ("CenterPoint Venture" or the "Venture"), a partnership with CalEAST (a joint venture between CalPERS and LaSalle Investment Management), which was formed to position, package and sell stabilized industrial property investment opportunities routinely passed over by the Company due to its more "value-added" focus. The Company provides property management and administrative services for the Venture, and also earns fees on the acquisitions and dispositions completed by the Venture. During 2002, the Venture acquired five properties totaling $17.9 million and initiated the development of one warehouse/industrial property. The Venture also disposed of three properties totaling $20.5 million. As of December 31, 2002, CenterPoint Venture owned 14 warehouse/industrial properties and had one development under construction, totaling 2.6 million square feet, which were 78.1% leased.

Chicago Manufacturing Campus

        At December 31, 2002, Chicago Manufacturing Campus, LLC ("CMC") (a development joint venture between CenterPoint and Ford Motor Land Development Corporation ("Ford Land")) had four buildings under construction totaling 1.6 million square feet, all 100% leased. This supplier park adjacent to the Ford Chicago plant is owned 51% by CenterPoint and 49% by Ford Land, but Ford Land has the option to require CenterPoint to invest as much as 59% of costs. The Company earns development fees for construction related activities. The buildings are leased to Ford suppliers and construction is expected to be completed in the third quarter of 2003. The CMC venture benefits from TIF and other governmental assistance.

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

  •
  For industrial park and multi-phased developments, costs are assigned to individual components of the project when those costs benefit certain sites rather than the whole project. Where specific identification is impractical or costs incurred benefit the project as a whole, capitalized costs are allocated as follows:

  •
  Site acquisition costs and all other common costs are allocated to each land parcel benefited based on the relative fair market value of each land parcel before construction.

  •
  Site improvement and construction costs are allocated to individual units in the phase on the basis of relative sales value of each unit.

  •
  When allocation based on relative sales value is impractical, capitalized costs are allocated based on acreage.

  •
  In the event a parcel within a park development is sold prior to completion of the park, the cost of the sold parcel will reflect a pro rata allocation of future common costs.

  •
  Receivables are reported net of an allowance for doubtful accounts and may be uncollectible in the future. The Company reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables. The Company adds all accounts in doubt as specific additions to the reserve and adds a percentage of other outstanding items based on historical trends. This review process requires the Company to make certain judgments regarding collections that are inherently difficult to predict.

  •
  TIF is a municipal financing and planning technique that is widely used to renovate declining areas or redevelop blighted areas while expanding a municipality's tax base. TIFs allow municipalities to make needed public and private improvements by promising to return all or a portion of the real estate tax increase generated by the improvements to the developer for a limited period of time. This contract to pay the tax increment to the developer is usually documented in a redevelopment agreement between the city and the developer. In situations where the developer provides the initial funding of these improvements, a corresponding developer note payable from the municipality to the developer is created in an amount equal to agreed upon funded eligible construction costs. The notes may bear interest and repayment of the notes is, in all cases, dependent on the sufficiency of the increment raised during the repayment period. In the course of business for certain development projects, the Company has obtained TIFs from municipalities in order to finance such improvements as streets, curbs, sidewalks, building demolition, land assemblage, site rehabilitation and other items permissible by law and the development agreement.

  The Company accounts for developer notes based on the facts and circumstances of the development, the terms of the redevelopment agreement and the deemed collectibility of the underlying TIF. As of December 31, 2002, the Company has three developer notes outstanding: one for the 25 acre development at the sold Chicago International Produce Market (CIPM), one for the 2,200 acre CenterPoint Intermodal Center and one for the 18 acres development at 5800 West Touhy Avenue, Niles for an office development, which has been sold. The total principal amount of developer notes held by the Company at December 31, 2002 is $73.3 million, of which $63.8 million has been reserved against due to uncertainty over collection of the underlying taxes. As of December 31, 2002, the Company has expended and submitted for approval an additional $36.2 million of costs for which it expects to receive additional TIF notes. In future periods, the Company expects to invest an additional $25.0 million for which it expects to receive additional TIF notes.

  •
  Effective January 1, 2002, the Company adopted FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," a replacement of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of APB No. 30, "Reporting of Operations—Reporting the Effects of Disposal of a Segment of the Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS No. 144 retained the basic provisions of FAS No. 121 with respect to asset impairments, but provides more specific guidance related to measuring impairment. The Company will continue to recognize an impairment loss on real estate assets under the following circumstances:

  •
  When management has designated the asset to be held for sale and the fair value of the asset less the cost of disposal is less than the asset's carrying value, or

  •
  When market conditions, a contract for sale or some other triggering event has made it certain that the carrying amount of an asset held for use might not be recoverable and the estimated undiscounted cash flows of the asset are insufficient to recover the carrying value of the asset.

  In cases of impairment, the asset will be reduced to its fair value based on the property's estimated discounted future cash flows. The amount of the reduction is recorded as an operating expense, impairment of asset.

Results of Operations

Adoption of FAS No. 144

        As mentioned above, in 2002, CenterPoint adopted FAS No. 144. This standard requires the Company to report the operations from sold properties and properties classified as held for sale after January 1, 2002 as discontinued operations, net of tax for all periods presented. In addition, all gains or losses on sales of operating properties not identified as held for sale at December 31, 2001 must be shown in discontinued operations, net of tax.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Revenues

        Total revenues increased $4.3 million or 2.8% over the same period last year due to increased fee income from development activities earned in 2002, offsetting a decrease in rental revenues and other investment income attributable to an increase in portfolio vacancy due to weaker market conditions.

        In the twelve months of 2002, 92.2% of total revenues of the Company were derived primarily from minimum rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties. In 2001, operating and investment revenue as a percentage of total revenues was 98.3%. Operating and investment revenues decreased $5.3 million due to increased vacancies and reduced rental increases attributable to weak economic conditions. Due to the soft market, the Company's occupancy rate on in-service properties dropped to 91.3%, compared to 92.5% a year ago. Also, the Company leased approximately 4.7 million square feet of expiring and vacant space at an average rental rate increase of 4.2% on a GAAP basis, but a decrease of 2.2% on a cash basis.

        Real estate fee income increased $9.6 million due mainly to increased development activity and related fees earned in 2002 at the Company's Chicago International Produce Market and CenterPoint Intermodal Center. As a developer, the Company also commenced construction of a large rail facility in Rochelle, Illinois for the Union Pacific.

Operating and Nonoperating Expenses

        Real estate tax expense and property operating and leasing (POL) expense, combined, increased by $2.3 million from year to year. The following is a breakdown of the composition of the Company's property operating and leasing costs.

	Twelve Months Ended December 31,
	2002	2001
Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$11,448	$12,511
Property management includes property management and portfolio construction costs	4,705	4,197
Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	7,984	4,877

Total property operating and leasing	$24,137	$21,585

        POL costs include operating costs for property management, investment and dispositions, accounting and information systems personnel, consistent with the Company's active portfolio management and investment focus. Property operating and leasing costs increased mainly due to the early vesting of Company stock grants and the resulting recognition of nearly $1.4 million in expense. POL costs, as a percentage of total revenues adjusted for cash gains, remained nearly constant at 12.3% and 12.2% for 2002 and 2001, respectively. In connection with development projects and non-operating property acquisitions, the Company capitalized expenses of $1.7 million and $1.4 million in 2002 and 2001, respectively that would normally be included in POL costs.

        General and administrative expenses increased by $1.5 million due to the early vesting of management stock grants and the corresponding recognition of $0.3 million in expense and increased legal and corporate compliance costs. These legal costs are attributable to the collection efforts related to the Company's claim in the HALO and other bankruptcies and the Company's evaluation and compliance with new laws and regulations governing public companies. Expenses associated with corporate administration, finance and investor relations are included in the Company's general and administrative expense. As a percentage of total revenues adjusted for cash gains, general and administrative expenses increased from 3.1% to 3.6% when comparing 2001 and 2002. Without the charges resulting from early stock vesting, general and administrative expense would have been 3.3% of revenues in 2002.

        Depreciation and amortization remained nearly constant when comparing 2002 and 2001.

        Interest incurred decreased by $2.0 million over the same period last year due to lower interest rates and fewer debt balances in 2002 when compared to 2001 attributable to reduced development activities. In connection with development projects under construction, the Company capitalized $8.4 million and $7.4 million of interest in 2002 and 2001, respectively.

        Amortization of deferred financing costs increased slightly when comparing periods due mainly to the amortization of costs associated with new debt issued in 2002.

        In 2002, the Company recorded an impairment expense for a 64 acre land parcel located in a retail and commercial district of Naperville, Illinois which went under contract for sale. Since the carrying value of this land was greater than the expected net sales proceeds, the Company recorded a $1.2 million impairment of this asset. The decline in value is attributable to weakening market conditions for retail land, the expected use for the land. In 2001, CenterPoint had a 267,344 square foot office property held for sale. When the Company announced its intention to sell the property, the Company recognized a $38.0 million impairment of this asset based on management's estimate of the fair value of the asset less costs to dispose.

        Due to the implementation of FAS 144, discussed previously, the nature of the income statement category for gains on the sale of real estate has changed in 2002. For 2001, this category includes all property sale gains and losses. Starting in 2002, this category includes only gains and losses on the sale of properties that never had operations or identifiable cash flows and assets held for sale prior to 2002. For 2002, this category decreased by $17.7 million compared to 2001 because 2002 includes the gain associated with the sale of one property held for sale at the end of 2001 and two completed developments compared to the 18 operating properties and three land parcels sold in the 2001. Further gains in 2002 are included in discontinued operations as discussed below.

        The provision for income tax expense increased by $2.1 million when comparing periods due largely to increased development fees which were earned by CRS, the Company's taxable REIT subsidiary.

        Equity in net income of affiliates decreased $1.3 million when comparing periods, due to decreased volume of Venture transactions in 2002 when compared to 2001. In 2002, the Venture acquired five properties, completed three developments and disposed of only three properties. In 2001, the Venture acquired three properties and disposed of six properties.

        As mentioned above, discontinued operations includes both the gain or loss from the sale of operating properties and the income or loss from operations of those properties in accordance with FAS No. 144. This standard was adopted as of January 1, 2002. All gains on the sale of 18 operating properties completed in 2002 are categorized here (with the exception of properties held for sale as of December 31, 2001). Also, the 2002 and 2001 net income from these properties sold in 2002 is categorized here.

        In 2001, an extraordinary item was recorded for the early extinguishment of debt associated with the sale of the Company's residential property, Lake Shore Dunes Apartments. The $21.3 million mortgage note payable that was collateralized by the property was assumed by the new owner and the unamortized financing costs were written off.

Net Income and Other Measures of Operations

        Net income increased $47.4 million or 169.3% mainly due to the large impairment of real estate held for sale in 2001. Before this charge, net income increased $9.4 million or 14.2% due to the growth of the Company through the net acquisition of warehouse/industrial real estate and increased gains on the sale of real estate.

        FFO increased 104.4% from $47.7 million to $97.5 million, due mainly to the impairment of real estate recorded by the Company in 2001. FFO, exclusive of gains and losses, net of accumulated depreciation from disposition activities ($23.2 million for 2001 and $38.8 million for 2002), increased 139.6% from $24.5 million to $58.7 million when comparing periods. FFO does not represent cash flow from operations as defined by GAAP, should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

        Exclusive of the impairment of real estate, net of accumulated depreciation, and the Company's fourth quarter 2001 additions to bad debt and other reserves, totaling $41.5 million, the Company's 2001 FFO was $89.2 million. Compared to this adjusted 2001 figure, 2002's FFO increased 9.3%.

        On a cash basis, when comparing the 2001 results of operations of properties owned January 1, 2001 with the results of operations of the same properties for 2002 (the "same property" portfolio), the Company recognized a decrease of 0.6% in net operating income. This decrease was largely due to a decline in occupancy and weakening market conditions in the same property portfolio. However, the Company does not emphasize this measure of operations because continuing significant disposition activity, typically of leased assets, may distort the calculation. The Company does not rely on future unrealized rental growth to add value for our shareholders. Rather, the Company focuses on adding value and recycling capital to increase earnings.

        The Company assesses its operating results, in part, by comparing the Net Revenue Margin between periods. Net Revenue Margin is calculated for the "in service" portfolio by dividing net revenue (total operating and investment revenue less real estate taxes and property operating and leasing expense) by adjusted operating and investment revenue (operating and investment revenue less expense reimbursements, adjusted for leases containing expense stops). This margin indicates the percentage of revenue actually retained by the Company or, alternatively, the amount of property related expenses not recovered by tenant reimbursements. The margin for 2002 was 83.7% compared with 87.2% for 2001, decreasing due to higher vacancy caused by weak market conditions and higher administrative costs. (As presented in Exhibit 12)

        The Company also measures its operating performance with its EBITDA margin, adjusted for depreciation on sold properties and its NOI margin. The adjusted EBITDA margin is calculated as EBITDA less depreciation on sold properties divided by total revenues, adjusted for gains on property sales, less depreciation on sold properties. This margin tracks the Company's proportion of adjusted total revenues that translate into operating net earnings before financing costs. The adjusted EBITDA margin for 2002 was 86.6% compared to 57.7% for 2001. 2002's ratio was high compared to the Company's historical averages because of the net earnings growth of the Company due in part to the Company's capital recycling program with relatively little growth in expenses. The 2001 ratio was negatively affected by the $38.0 million impairment recorded in 2001 mentioned above. (As presented in Exhibit 12)

        The NOI margin is calculated as operating and investment revenues, less real estate taxes and POL divided by total operating and investment revenues. This margin, similar to the Net Revenue Margin, measures the percentage of property revenues retained by the Company. The NOI margin for 2002 was 64.4% compared to 66.2% for 2001, decreasing slightly due to higher vacancy and higher property operating and leasing costs caused by the early vesting of stock grants. (As presented in Exhibit 12)

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

        Effective January 1, 2001, the Company acquired 100% of the common stock of CRS at book value. In connection with the acquisition, the CRS preferred stock owned by the Company was cancelled. For the year ending December 31, 2001 and thereafter, the operations of CRS, which is engaged in activities not sanctioned by the REIT, are consolidated with the Company. Also, in January 2001, CRS elected to be treated as a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999.

        Also, with the adoption of FAS No. 144 in 2002, operations from sold properties and properties classified as held for sale after January 1, 2002 are presented as discontinued operations, net of tax for all periods presented. Therefore, certain items have been reclassified for prior years, 2001 and 2000, with no effect on net income.

Revenues

        Total revenues decreased $0.3 million or 0.2% when comparing 2001 to 2000. Revenue growth was negatively affected by increased vacancies in 2001. Also, the Company's revenue growth was affected by the consolidation of CRS. In 2000, the Company earned certain fees from dispositions completed in CRS that are reflected in real estate fee income and equity in affiliate. Similar fees are consolidated in 2001 and reflected in gains on the sale of real estate.

        In the twelve months of 2001, 98.3% of total revenues of the Company were derived primarily from minimum rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse/industrial properties. Operating and investment revenues increased by $3.7 million in 2001 over the prior year due to the consolidation of CRS properties. Operating and investment revenues remained nearly constant before the effect of the CRS consolidation due to the Company's capital recycling program.

        Real estate fee income decreased $4.0 million mainly due to the consolidation of CRS and the corresponding elimination of participation interest which was recorded as fee income in 2000, but classified as gains on sale of real estate in 2001. Also, in 2001 the Company structured more of its real estate transactions as gains on sale of real estate rather than real estate fee income in tune with the Company's capital recycling strategy. Gains are included as a separate item in the statement of operations.

Operating and Nonoperating Expenses

        Real estate tax expense and property operating and leasing (POL) expense, combined, increased by $0.1 million from year to year. The POL increase was offset by lower real estate taxes due to the disposition of certain highly taxed properties in late 2000 and early 2001. The following is a breakdown of the composition of the Company's property operating and leasing costs.

	Twelve Months Ended December 31,
	2001	2000
Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$12,511	$11,906
Property management includes property management and portfolio construction costs	4,197	3,724
Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	4,877	4,529

Total property operating and leasing	$21,585	$20,159

        Property operating and leasing costs, as a percentage of total revenues, increased from 13.2% to 14.2% when comparing 2000 to 2001 due in part to the consolidation of CRS. Property operating and leasing costs incurred on CRS in 2000 were $1.1 million. If the 2000 results of operations included the CRS activity, property operating costs as a percentage of total revenues would have been 13.9% for 2000, more comparable to 2001. In connection with development projects and non-operating property acquisitions, the Company capitalized $1.4 million and $1.2 million in 2001 and 2000, respectively. Those would normally be included in property operating and leasing costs.

        General and administrative expenses increased by $0.8 million, due primarily to the consolidation of CRS. As a percentage of total revenues, general and administrative expenses increased from 3.2% to 3.7% when comparing 2000 to 2001 because of the addition of CRS's administrative costs which were greater as a percentage of CRS's revenues compared to CenterPoint.

        Depreciation and amortization increased by $1.9 million due to a full period of depreciation on 2000 acquisitions and a partial period of depreciation on 2001 acquisitions, which were only partially offset by 2001 dispositions.

        Interest incurred decreased by approximately $0.2 million over the same period last year due to lower interest rates in 2001 and the full effect of the late 2000 equity issuance and decrease in average debt balances. In connection with development projects under construction, the Company capitalized $7.2 million and $3.4 million in 2001 and 2000, respectively.

        Gains on the sale of real estate increased in 2001 due to the sale of 21 properties, at a higher margin and gross gain than the 37 properties sold in 2000 and due in part to the consolidation of CRS. If CRS were consolidated in 2000, the Company would have reported an additional $5.6 million in gains on the sale of real estate. Also, in 2001, the Company recognized $8.5 million from previously deferred gains related to property sales in 2000 and, as mentioned above, more of the Company's property sales and fees were structured as straight property sales rather than fee income in 2001.

        At December 31, 2001, the Company had a 267,344 square foot office property held for sale. This property was the former headquarters of HALO Industries, Inc. ("HALO") and is located at 5800 Touhy Avenue in Niles, Illinois. The bankruptcy of HALO caused a reduction in the property value and on December 12, 2001 the Company announced its intention to sell the property. Accordingly, the Company recognized a $38.0 million impairment of this asset based on management's estimate of the fair value of the asset less costs to dispose in accordance with FAS 121. Prior to the Company's decision to sell the property, the Company estimated that future undiscounted cash flows were sufficient to recover the carrying value of the building.

        As mentioned before, due to the implementation of FAS No. 144, discontinued operations includes the income or loss from operations of properties sold after December 31, 2001 that were not held for sale as of that period end. This standard was adopted as of January 1, 2002 and applied for all periods presented. The 2001 and 2000 net income from properties sold in 2002 is categorized in discontinued operations.

        In 2001, an extraordinary item was recorded for the early extinguishment of debt associated with the sale of the Company's residential property, Lake Shore Dunes apartments. The $21.3 million mortgage note payable that was collateralized by the property was assumed by the new owner and the unamortized financing costs were written off.

        Finally, due to the consolidation of CRS, the Company has recorded a provision for income taxes in 2001 as a separate line item in the statement of operations. Prior to 2001 this provision was reflected in equity in income from affiliates.

Net Income and Other Measures of Operations

        Net income decreased $26.7 million or 48.8% mainly due to the impairment of real estate held for sale recorded for the former HALO headquarters, mentioned above. Before this charge, net income increased $11.3 million or 20.7% due to the growth of the Company through the net acquisition of warehouse/industrial real estate and increased gains on the sale of real estate.

        FFO decreased 35.6% from $74.1 million to $47.7 million, due mainly to the HALO property impairment, mentioned above. FFO exclusive of gains and losses from disposition activities decreased 61.0% from $63.1 million to $24.5 million when comparing periods.

        Exclusive of the impairment of real estate, net of accumulated depreciation, and the Company's fourth quarter 2001 additions to bad debt and other reserves, totaling $41.5 million, the Company's FFO increased 20.4% from $74.1 million to $89.2 million.

        The Company recognized a same-property increase of approximately 1.0% in net operating income. This low growth was largely due to a 5.1% decline in occupancy in the same store portfolio. However, the Company does not emphasize this measure of operations because continuing significant disposition activity, typically of leased assets, may distort the calculation. The Company does not rely on future unrealized rental growth to add value for our shareholders. Rather, the Company focuses on adding value and recycling capital to increase earnings.

        The net revenue margin for 2001 was 87.2% compared with 87.5% for 2000, decreasing slightly due to the $1.4 million increase in property operating and leasing costs in 2001 with the consolidation of CRS. (As presented in Exhibit 12)

        The adjusted EBITDA margin for 2001 was 57.7% compared to 73.7% for 2000 due to the $38.0 million impairment recorded in 2001 related to the impairment recorded on the HALO property that was held for sale as of December 31, 2002. (As presented in Exhibit 12)

        The NOI margin for 2001 was 66.2% compared to 65.4% for 2000, decreasing slightly due to the increase in POL with the consolidation of CRS mentioned above. (As presented in Exhibit 12)

Related Party Transactions in 2002

        One of the properties disposed of in the first quarter of 2002 was sold to a trustee of the Company for a total sales price of $8.2 million and a gain of $2.9 million. The sale was approved by a unanimous vote from the remaining trustees based on the advantages of the sale to the Company. The sale price was greater than the value of the property established by an independent appraisal.

        Fifteen of the 28 properties acquired in 2002 were purchased for approximately $44.5 million from CalEast Industrial Investors, LLC, with which CenterPoint is involved in a joint venture, CenterPoint Venture LLC.

        The Company earned fees from the Venture totaling $0.5 million and $0.8 million for acquisitions, administrative services and for property management services for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the Company had $0.1 million and $0.2 million, respectively, receivable for these fees.

Related Party Transactions in 2001

        During 2001, the Company sold land to the CenterPoint Venture for a total sale price of $3.7 million. The total gain on the sale was $200 thousand, of which $41 thousand was deferred due to the Company's 25% ownership.

        During 2001, the Company purchased a property from the CenterPoint Venture for a purchase price of $2.9 million. The Venture's gain on this sale was $0.2 million. The Company eliminated its pro rata portion of the Venture's gain in the calculation of the Company's equity in income from the Venture's activities.

Liquidity and Capital Resources

Operating Cash Flow and Capital Recycling

        Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from asset dispositions, supplemented by retained cash flows, and from unsecured financings and periodic capital raises, have been used to fund acquisitions and other capital costs. Cash flow from operations during 2002 was $59.0 million, which was lower than the $63.2 million in distributions. Operating cash flows were not sufficient to fund 2002 distributions due to the high concentration of gains in net income during 2002, which are deducted from operating cash flows. The Company expects future operating cash flow and capital recycling activities to be sufficient to fund distributions and a significant portion of future investment activities. Turnover, or the annual volume of such sales, is driven by the volume of available higher yielding new investments. Management believes the systematic redeployment of capital from lower into better yielding assets not only offsets the requirement for external capital, providing improved funding flexibility, but enhances cash flow and cash flow growth, increasing shareholder value.

        In 2002, the Company's investment activities included acquisitions of $110.1 million, advances for construction in progress of $73.1 million, and improvements and additions to properties of $12.6 million. These activities were funded with dispositions of real estate of $163.2 million, advances on the Company's lines of credit and a portion of the Company's retained capital.

Equity and Share Activity

        During 2002, the Company paid distributions on common shares of $53.1 million or $2.31 per share. Also, in 2002, the Company paid dividends on Series A Preferred Shares of $6.4 million or $2.12 per share and $3.7 million for dividends on Series B Convertible Preferred Shares or $3.75 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases (iii) restrictions under certain covenants of the Company's unsecured line of credit and (iv) terms of future debt agreements.

Debt Capacity

        The Company seeks to maintain capacity substantially in excess of anticipated requirements, considering all available funding sources. At December 31, 2002, the Company's debt constituted approximately 32.2% of its fully diluted total market capitalization. Also, the Company's earnings before interest, taxes, depreciation and amortization, ("EBITDA") to debt service coverage ratio increased from the prior year to 4.9 to 1, and the Company's EBITDA to fixed charge coverage ratio was 3.7 to 1 due to preferred dividends. The Company's common equity market capitalization was approximately $1.3 billion, and its fully diluted total market capitalization was approximately $2.2 billion.

        Standard and Poors, Fitch and Moody's Investors Service's have assigned investment grade ratings to the Company's senior unsecured debt and preferred stock issued under the Company's shelf registration statement.

Liquidity

        The Company believes it has strong liquidity and capital resources available to meet its current needs. The Company has a $350.0 million unsecured credit facility with a termination date of October, 2003 and interest rate of LIBOR plus 100 basis points. The unsecured facility is led by Bank One, Lead

Arranger and Administrative Agent. Other banks participating in the facility are Bank of America, N.A., Syndication Agent; First Union National Bank, Documentation Agent; U.S. Bank National Association, Managing Agent; Commerzbank AG, Managing Agent; AmSouth Bank, Managing Agent; LaSalle National Bank; Citizens Bank; South Trust Bank; Firstar Bank; ErsteBank; The Northern Trust Company; Comerica Bank; and Key Bank. As of March 12, 2003, the Company had outstanding borrowings of $264.0 million under the Company's unsecured line of credit (approximately 11.1% of the Company's fully diluted total market capitalization), and the Company had remaining availability of $86.0 million under its unsecured line of credit.

        In addition to its line of credit, the Company supplements internally generated funds, from disposition activities and retained cash flow, with proceeds from long term financings. The following are transactions concluded in 2002 that contribute to the Company's liquidity:

  •
  On June 24, 2002, CenterPoint issued $90.2 million of non-recourse bonds secured by the BNSF ground lease, bearing interest at 6.56%, requiring monthly payments of principle and interest and maturing in August, 2022. The lease was structured as a credit tenant lease allowing the debt to be solely secured by the lease held within a series of tenancy in common special purpose entities to which the Company had sole ownership interest. In December, 2002, CenterPoint sold 37.5% of its tenancy in common interest in the land leased to BNSF with its associated debt. In doing so, the new owner assumed $33.7 million of the BNSF ground lease debt. The Company anticipates the sale of the balance of its interest in the BNSF facility in 2003.

  •
  Along with the purchase of a property on March 21, 2002, the Company assumed tax-exempt bonds of $3.5 million. These Adjustable Rate Revenue Bonds, issued by the Illinois Department Financing Authority, are enhanced by a letter of credit. The bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.68% at December 31, 2002). The bonds require monthly payments of interest only and mature in December, 2018.

  •
  On March 21, 2002, the Company borrowed $47.0 million Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois. These Variable Rate Demand Bonds are enhanced by a letter of credit and the letter of credit contains certain financial covenants pertaining to consolidated net worth. The tax-exempt bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.68% at December 31, 2002). The bonds require monthly payments of interest only and mature in March, 2037. Of the original proceeds, the Company holds $41.5 million in escrow (shown in restricted cash and cash equivalents) as of December 31, 2002 for future construction costs.

  •
  On August 27, 2002, the Company issued $150.0 million in unsecured, 7-year notes that bear interest at a face rate of 5.75% with an effective rate of 6.48%. Proceeds from the issuance were $142.0 million after costs including the interest rate lock. The bonds mature in August, 2009. The funds were used to repay the outstanding balance under the Company's unsecured line of credit and increase availability under the line which was used to repay the Company's outstanding $150.0 million senior unsecured notes, which were at a rate of 7.9%, due January 12, 2003.

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

  •
  The Company may incur costs for building-related capital improvements necessary to maintain the useful life and enhance the utility of its properties.

  •
  Tenant financial difficulties including their ability to pay rent.

        Long-term (greater than one year) capital needs for property acquisitions, scheduled debt maturities, major redevelopment projects, expansions, and construction of build-to-suit properties will be supported, initially by diposition proceeds, supplemented by draws on the Company's unsecured line of credit, followed by the issuance of long-term unsecured indebtedness and if necessary equity issuance. Finally, proceeds from developer notes backed by TIF arrangements will also be used to fund future development costs. As of December 31, 2002 $8.5 million, representing principal, has been recognized as a reduction to the basis (for principal of the notes) in the Chicago International Produce Market ("CIPM") project and $0.9 million has been recorded as interest income. The remaining developer notes relate to CenterPoint Intermodal Center and have not been reflected in the financial statements due to uncertainties related to collection.

        During 2003 the Company is actively pursuing capital strategies that include monetization of all or a portion of its TIF backed developer notes held in conjunction with CenterPoint Intermodal Center. In the future the Company expects to be reimbursed through developer notes backed by tax increment financing arrangements for up to $125 million in construction costs incurred related to developing CenterPoint Intermodal Center.

        The Company faces the following significant risks and uncertainties related to its long term liquidity and capital resources:

  •
  As part of the Company's capital recycling strategy, the Company disposes and acquires properties utilizing 1031 tax-free exchanges. If market conditions make it difficult to complete a 1031 transaction, the sale could become taxable.

  •
  If real estate market or economic conditions in the Chicago region and area decline, this would greatly affect the Company and its tenants.

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

Recent Pronouncements

        On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS No. 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS No. 4"), and the amendment to FAS No. 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for transactions occurring subsequent to May 15, 2002. The Company does not expect FAS No. 145 to have any impact on the Company beyond classification of costs related to early extinguishments of debt, which were previously shown as extraordinary items.

        On December 31, 2002, the FASB issued, and the Company adopted, Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("FAS 148"). This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.

        On November 26, 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for fiscal years ending after December 15, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position or liquidity.

        On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46"). This Interpretation addresses consolidation by business enterprises of special purposes entities ("SPE's") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPE's have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of this interpretation are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of this interpretation are effective immediately. The Company does not expect the requirements of FIN 46 to have a material impact on results of operations, financial position or liquidity.

Forward Looking Statements

        This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations and the effects of the state of the economy on tenants and potential tenants), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT and the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities.

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

        At December 31, 2002, $112.4 million or 16.2% of the Company's debt was variable rate debt (inclusive of tax exempt debt at a rate of 1.7% as of December 31, 2002) and $580.3 million or 83.8% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of December 31, 2002, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.2 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt. The Company is subject to other non-quantifiable market risks due to the nature of its business. The business of owning and investing in real estate is highly competitive. Several factors may adversely affect the economic performance and value or our properties and the Company. These factors include, but are not limited to:

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

Item 8.    Financial Statements and Supplementary Data.

        See Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K for the financial statements and financial statement schedules.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

Item 14. Controls and Procedures

        As of March 11, 2003 (the "Evaluation Date"), John S. Gates, Jr., President and Chief Executive Officer of the Company, and Paul S. Fisher, Executive Vice President, Chief Financial Officer and Secretary of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the Evaluation Date, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this report:

  1.
  The consolidated financial statements indicated in Part II, Item 8 "Financial Statements and Supplementary Data." See Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K.

  2.
  The financial statement schedules indicated in Part II, Item 8 "Financial Statements and Supplementary Data." See Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K.

  3.
  The exhibits listed in part (c) of this Item 15.

  (b)
  No Reports on Form 8-K have been filed during the last quarter of the period covered by this Form 10-K.

  (c)
  Exhibits

Exhibit Number	Description
(a)1.1	Distribution Agreement, dated as of August 20, 2002, by and among CenterPoint Properties Trust, Banc of America Securities LLC, Banc One Capital Markets, Inc., Goldman, Sachs & Co. and Lehman Brothers Inc
(b)3.1	Declaration of Trust, as supplemented by Articles Supplementary
(b)3.2	Bylaws, as amended
(c)4.1	Registration Rights Agreement between the Company and LaSalle Advisors Limited Partnership
(d)4.2	Rights Amendment dated as of July 30, 1998 between CenterPoint Properties Trust and First Chicago Trust Company of New York, as Rights Agent
(e)4.3	Form of Senior Securities Indenture
(f)4.4	Form of First Supplemental Indenture
(g)4.5	Form of Second Supplemental Indenture
(a)4.6	Third Supplemental Indenture, dated as of August 20, 2002, by and between CenterPoint Properties Trust and U.S. Bank Trust National Association
(l)10.1	Form of Employment and Severance Agreement between the Company and each of John S. Gates, Jr, Paul S. Fisher, Rockford O. Kottka, Paul T. Ahern and Mike M. Mullen
(b)10.2	CenterPoint Properties Amended and Restated 1993 Stock Option Plan, as amended
(c)10.3	1995 Restricted Stock Incentive Plan
(c)10.4	1995 Director Stock Plan
(h)10.5	2000 Omnibus Employee Retention and Incentive Plan
(h)10.6	Limited Liability Company Agreement of CenterPoint Venture, L.L.C., dated as of December 29, 1999 by and between CenterPoint Realty Services Corporation and CalEast Industrial Investors, L.L.C. (Upon request by the Commission, the Company agrees to furnish to the Commission, supplementary, any schedules or exhibits that are omitted from this document)
(i)10.7	Stock Grant Agreement between the Company and each of John S. Gates, Jr, Paul S. Fisher, Rockford O. Kottka, Paul T. Ahern and Michael M. Mullen

(i)10.8	Stock Option Agreement between the Company and each of John S. Gates, Jr, Paul S. Fisher, Rockford O. Kottka and Michael M. Mullen
(j)10.9	Stock Option Agreement between the Company and each of Nicholas Babson, Norman Bobins, Martin Barber, Alan D. Feld, Thomas E. Robinson and Robert Stovall
(j)10.10	Stock Grant Agreement between the Company and each of Nicholas Babson, Norman Bobins, Martin Barber, Alan D. Feld and Thomas E. Robinson
10.11	Stock Option Agreement between the Company and John C. Staley
10.12	Stock Grant Agreement between the Company and John C. Staley
10.13	Amended and Restated Non-Competition Agreement between the Company and Robert Stovall, dated July 31, 1996, which was extended by unanimous board of trustee vote on May 11, 2000 thourgh May of 2003.
(k)10.17	Unsecured Revolving Credit Agreement dated as of August 23, 2000 among CenterPoint Properties Trust, as Borrower, Banc One Capital Markets, Inc., as Sole Lead Arranger/Book Manager, Bank One, NA, as Administrative Agent and Lender, First Union National Bank, as Documentation Agent and Lender, Amsouth Bank, as Managing Agent and Lender, U.S. Bank National Association, as Managing Agent and Lender, CommerzBank AG, New York Branch, as Managing Agent and Lender, and the several other lenders from time to time parties to the Agreement. The Company will furnish supplementally a copy of any omitted exhibit or schedule upon request.
12	Margin Analysis
21	Subsidiaries of the Company
23	Consent of Independent Accountants

(a)
Incorporated by reference to the Company's Current Report on Form 8-K filed August 27, 2002

(b)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, the Company's current report on Form 8-K dated June 21, 1999 and the Company's Form 8-A filed on June 17, 1999

(c)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995

(d)
Incorporated by reference to the Company's Current Report on Form 8-K filed August 3, 1998

(e)
Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-49359)

(f)
Incorporated by reference to the Company's Current Report on Form 8-K filed April 3, 1998

(g)
Incorporated by reference to the Company's Current Report on Form 8-K filed October 30, 1998

(h)
Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999

(i)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2000

(j)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002

(k)
Incorporated by reference to the Company's Current Report on Form 8-K filed November 9, 2000

(l)
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

Signature	Name and Title	Date

/s/ MARTIN BARBER	Martin Barber, Chairman and Trustee	March 18, 2003
/s/ JOHN S. GATES, JR.	John S. Gates, Jr., Co-Chairman and Trustee, Chief Executive Officer (Principal Executive Officer)	March 18, 2003
/s/ ROBERT L. STOVALL	Robert L. Stovall, Vice Chairman and Trustee	March 18, 2003
/s/ NICHOLAS C. BABSON	Nicholas C. Babson, Trustee	March 18, 2003
/s/ NORMAN BOBINS	Norman Bobins, Trustee	March 18, 2003
/s/ ALAN D. FELD	Alan D. Feld, Trustee	March 18, 2003
/s/ PAUL S. FISHER	Paul S. Fisher, Trustee, Executive Vice-President and Chief Financial Officer, President of Subsidiaries (Principal Financial and Accounting Officer)	March 18, 2003
/s/ MICHAEL M. MULLEN	Michael M. Mullen, Trustee, President and Chief Operating Officer	March 18, 2003
/s/ THOMAS E. ROBINSON	Thomas E. Robinson, Trustee	March 18, 2003
/s/ JOHN C. STALEY	John C. Staley, Trustee	March 18, 2003

CERTIFICATIONS

I, John S. Gates, Jr., certify that:

  1.
  I have reviewed this annual report on Form 10-K of CenterPoint Properties Trust;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 18, 2003	By:	/s/ JOHN S. GATES, JR. John S. Gates, Jr. Co-Chairman and Chief Executive Officer

CERTIFICATIONS

I, Paul S. Fisher, certify that:

  1.
  I have reviewed this annual report on Form 10-K of CenterPoint Properties Trust;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 18, 2003	By:	/s/ PAUL S. FISHER Paul S. Fisher Executive Vice President and Chief Financial Officer

CENTERPOINT PROPERTIES TRUST

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page(s)
Consolidated Financial Statements:
Report of Independent Accountants	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-7
Notes to Consolidated Financial Statements	F-8 to F-40
Financial Statement Schedules:
Report of Independent Accountants	F-41
Schedule II—Valuation and Qualifying Accounts	F-42
Schedule III—Real Estate and Accumulated Depreciation	F-43 to F-52

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and
Shareholders of CenterPoint Properties Trust

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of CenterPoint Properties Trust and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                      /s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 18, 2003

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	December 31,
	2002	2001
ASSETS
Assets:
Investment in real estate:
Land	$179,466	$171,247
Buildings	772,722	731,749
Building Improvements	132,274	120,753
Furniture, fixtures and equipment	22,764	22,473
Construction in progress	111,883	151,678

	1,219,109	1,197,900
Less accumulated depreciation and amortization	(143,587)	(120,223)
Real estate held for sale, net of depreciation	48,632	22,555

Net investment in real estate	1,124,154	1,100,232
Cash and cash equivalents	910	1,851
Restricted cash and cash equivalents	60,441	2,437
Tenant accounts receivable, net	31,487	31,890
Mortgage notes receivable	21,247	7,561
Investments in and advances to affiliates	30,838	10,732
Prepaid expenses and other assets	20,784	13,383
Deferred expenses, net	16,463	14,585

	$1,306,324	$1,182,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable and other debt	$80,286	$60,927
Senior unsecured debt	500,000	350,000
Tax-exempt debt	94,420	44,100
Line of credit	18,000	131,500
Preferred dividends payable	1,060	1,060
Accounts payable	11,942	15,492
Accrued expenses	62,034	56,381
Rents received in advance and security deposits	11,623	9,415

	779,365	668,875

Commitments and contingencies
Shareholders' equity
Series A Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized: 3,000,000 issued and outstanding having a liquidation preference of $25 per share ($75,000)	3	3
Series B convertible shares, 994,712 issued and outstanding having a liquidation preference of $50 per share ($49,736)	1	1
Common shares of beneficial interest, $.001 par value, 47,727,273 shares authorized; 23,067,336 and 22,753,913 issued and outstanding, respectively	23	23
Additional paid-in-capital	596,653	587,972
Retained earnings (deficit)	(54,474)	(66,285)
Accumulated other comprehensive loss	(5,898)	—
Unearned compensation—restricted shares	(9,349)	(7,918)

Total shareholders' equity	526,959	513,796

	$1,306,324	$1,182,671

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Minimum rents	$110,510	$111,255	$108,244
Straight line rents	2,188	4,545	4,856
Expense reimbursements	30,876	32,923	32,492
Mortgage interest income	896	1,017	482
Real estate fee income	12,230	2,660	6,675

Total revenue	156,700	152,400	152,749

Expenses:
Real estate taxes	28,824	29,037	30,371
Property operating and leasing	24,137	21,585	20,159
General and administrative	7,023	5,566	4,812
Depreciation and amortization	33,623	33,667	31,764
Interest expense:
Interest incurred, net	28,752	30,778	30,976
Amortization of deferred financing costs	2,918	2,376	2,155
Impairment of asset	1,228	37,994	—

Total expenses	126,505	161,003	120,237

Operating income (loss)	30,195	(8,603)	32,512
Gain on sale of real estate	14,265	32,014	19,228

Income from continuing operations before income taxes and equity in net income of affiliate	44,460	23,411	51,740
Provision for income tax expense	(3,223)	(1,136)	—
Equity in net income (loss) of affiliate	1,993	3,309	(294)

Income from continuing operations	43,230	25,584	51,446
Discontinued operations:
Gain on sale, net of tax	30,190	—	—
Income from operations of sold properties, net of tax	1,972	4,029	3,240

Income before extraordinary item	75,392	29,613	54,686
Extraordinary item, early extinguishment of debt	—	(1,616)	—

Net Income	75,392	27,997	54,686
Preferred Dividends	(10,090)	(10,090)	(10,105)

Net income available to common shareholders	$65,302	$17,907	$44,581

Per share income available to common shareholders from continuing operations
Basic	$1.44	$0.69	$1.98
Diluted	$1.41	$0.67	$1.93
Per share income available to common shareholders before extraordinary item
Basic	$2.84	$0.86	$2.13
Diluted	$2.77	$0.84	$2.09
Per share net income available to common shareholders
Basic	$2.84	$0.79	$2.13
Diluted	$2.77	$0.77	$2.09
Distributions per common share	$2.31	$2.10	$2.01

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Net income	$75,392	$27,997	$54,686
Other comprehensive income (loss):
Settlement of interest rate protection agreement	(6,220)
Amortization of interest rate protection agreement	322	—	—

Comprehensive income	$69,494	$27,997	$54,686

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except for share information)

	Preferred Shares, Series A		Convertible Preferred Shares Series B		Class B Common Shares
							Common Shares
												Unearned Compensation Restricted Shares	Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock			Total Shareholders' Equity
Balance, December 31, 1999	3,000,000	$3	1,000,000	$1	—	$—	20,649,801	$21	$506,456	$(39,630)	$—	$(247)	$—	$466,604
Issuance of common shares, less $1,792 of offering costs							1,500,362	1	63,098					63,099
Conversion of convertible preferred shares, Series B to common shares			(5,288)				5,797							—
Shares issued for share options exercised							51,802		1,207					1,207
Director share awards							2,640		100					100
Employee share awards							76,609		2,677			(2,677)		—
Amortization of unearned compensation												515		515
Retirement of employee share awards							(3,081)		(108)			108		—
Distributions declared on common shares, $2.01 per share										(41,720)				(41,720)
Distributions declared on preferred shares, Series A $2.12 per share										(6,360)				(6,360)
Distributions declared on convertible preferred shares, Series B, $3.75 per share										(3,745)				(3,745)
Net income	—	—	—	—	—	—	—	—	—	54,686	—	—	—	54,686

Balance, December 31, 2000	3,000,000	3	994,712	1	—	—	22,283,930	22	573,430	(36,769)	—	(2,301)	—	534,386
Shares issued for share options exercised							324,258	1	7,825					7,826
Director share awards							1,720		80					80
Employee share awards							147,400		6,766			(6,766)		—
Amortization of unearned compensation												1,019		1,019
Retirement of employee share awards							(3,395)		(129)			129		—
Distributions declared on common shares, $2.10 per share										(47,423)				(47,423)
Distributions declared on preferred shares, Series A $2.12 per share										(6,360)				(6,360)
Distributions declared on convertible preferred shares, Series B, $3.75 per share										(3,730)				(3,730)
Net income	—	—	—	—	—	—	—	—	—	27,997	—	—	—	27,997

Balance, December 31, 2001	3,000,000	3	994,712	1	—	—	22,753,913	23	587,972	(66,285)	—	(7,919)	—	513,795
Issuance of stock for stock options exercised							235,557	—	4,604					4,604
Employee share awards							105,481	—	5,137			(5,137)		—
Director share awards							1,797	—	87					87
Amortization of unearned compensation												3,196		3,196
Retirement of unearned compensation							(11,232)	—	(511)			511		—
Purchase of treasury stock											(1,044)			—
Retirement of treasury stock							(18,180)	—	(636)	(408)	1,044			(1,044)
Distribution declared on common shares, $2.31 per share										(53,083)				(53,083)
Distributions declared on preferred shares, Series A $2.12 per share										(6,360)				(6,360)
Distributions declared on convertible preferred shares, Series B, $3.75 per share										(3,730)				(3,730)
Settlement of interest rate protection agreement													(6,220)	(6,220)
Amortization of interest rate protection agreement													322	322
Net income	—	—	—	—	—	—	—	—	—	75,392	—	—	—	75,392

Balance, December 31, 2002	3,000,000	$3	994,712	$1	—	$—	23,067,336	$23	$596,653	$(54,474)	$—	$(9,349)	$(5,898)	$526,959

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net Income	$75,392	$27,997	$54,686
Adjustments to reconcile net income to net cash provided by operating activities
Impairment of asset	1,228	37,994	—
Extraordinary item, early extinguishment of debt	—	1,616	—
Bad debts	1,137	1,439	430
Depreciation	31,314	32,470	30,529
Amortization of deferred financing costs	2,918	2,376	2,155
Other amortization	3,481	2,921	2,425
Straight-line rents	(2,188)	(4,582)	(5,219)
Incentive stock awards	3,283	1,099	615
Equity in net income of affiliates	(1,993)	(3,308)	296
Gain on disposal of real estate	(44,455)	(32,014)	(19,228)
Net changes in:
Tenant accounts receivable	(41)	1,197	(5,114)
Prepaid expenses and other assets	(6,125)	2,691	(3,850)
Rents received in advance and security deposits	1,869	2,098	1,245
Accounts payable and accrued expenses	(6,779)	(765)	12,548

Net cash provided by operating activities	59,041	73,229	71,518
Cash flows from investing activities
Change in restricted cash and cash equivalents	(58,660)	24,268	4,602
Acquisition of real estate	(110,060)	(66,869)	(130,735)
Additions to construction in progress	(73,052)	(110,670)	(70,715)
Improvements and additions to properties	(12,581)	(17,598)	(43,265)
Disposition of real estate	163,200	80,961	110,972
Change in deposits on acquisitions	15	789	2,800
Issuance of mortgage notes receivable	(6,553)	(1,269)	—
Repayment of mortgage notes receivable	1,896	15,599	9,543
Investment in and advances to affiliate	(12,369)	1,411	51,624
Acquisition of CRS, net of cash received	—	151	—
Receivables from affiliates and employees	15	96	(183)
Additions to deferred expenses	(4,733)	(3,371)	(9,433)

Net cash used in investing activities	(112,882)	(76,502)	(74,790)
Cash flows from financing activities
Proceeds from sale of common shares	4,604	7,825	66,098
Offering costs paid	—	—	(1,792)
Proceeds from issuance of unsecured notes payable	142,009	—	—
Proceeds from issuance of mortgage bonds payable	88,109	—	—
Proceeds from issuance of tax exempt bonds	45,952	—	—
Proceeds from issuance of unsecured bonds	—	—	150,000
Proceeds from line of credit	147,000	155,500	186,900
Repayment of line of credit	(260,500)	(100,333)	(336,400)
Repayment of revenue bonds payable	(210)	—	(10,900)
Repayments of mortgage notes payable	(891)	(1,415)	(1,254)
Repayments of mortgage bonds payable	(50,000)	—	—
Distributions	(63,173)	(57,513)	(51,825)

Net cash provided by financing activities	52,900	4,064	827
Net change in cash and cash equivalents	(941)	791	(2,445)
Cash and cash equivalents, beginning of period	1,851	1,060	3,505

Cash and cash equivalents, end of period	$910	$1,851	$1,060

The accompanying notes are an integral part of these consolidated financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

1. Organization

        CenterPoint Properties Trust (the "Company"), a Maryland trust, and its wholly owned subsidiaries, owns and operates primarily warehouse/industrial properties in the metropolitan Chicago area and operates as a real estate investment trust ("REIT").

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

3. Summary of Significant Accounting Policies

  Lease Revenue

        Minimum rents are recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount that straight-line rental revenue exceeds rents due under the lease agreements. Unbilled rents receivable, included in tenants accounts receivable, at December 31, 2002 and 2001 were $22,989 and $22,475, respectively. Recoveries from tenants for taxes, insurance and other property operating expenses are recognized in the period the applicable costs are incurred.

        The Company provides an allowance for doubtful accounts against the portion of accounts receivable and notes receivable which is estimated to be uncollectible. Specifically, the Company allows for identified troubled accounts and also provides a general reserve. Accounts receivable and prepaid expenses and other assets in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,318 and $1,617 as of December 31, 2002 and 2001, respectively.

  Real Estate Fee Income

        Real estate fee income includes revenues recognized for development services provided by the Company, property management services, participation interest, and other related transactions. In 2002 and 2001, participation interest charges by the Company to CRS are eliminated upon consolidation.

        The Company earns development fees acting as a contractor. Development fees for third party construction contracts where the Company had guaranteed construction costs are recognized based on percentage of completion. Percentage of completion is measured as total costs incurred as a percentage of total estimated costs for the project. The Company earns other development fees where it does not guarantee the cost of construction. In these cases, the fee is recognized on a straight-line basis over the term of the development agreement, provided a constant level of project management effort is required.

  Discontinued Operations

        Effective January 1, 2002, the Company adopted FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," a replacement of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of APB No. 30, "Reporting of Operations—Reporting the Effects of Disposal of a Segment of the Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS No. 144 retained the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens the requirements to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished from the entity for financial reporting purposes. For purposes of applying FAS No. 144, the Company considers each operating property to be an operating component. Property investments sold before operation activities commence are not considered components, and are therefore not subject to discontinued operations presentation.

        In summary, the gain or loss upon sale for properties sold that were not classified as held for sale at December 31, 2001 are shown as discontinued operations. In addition, operating results for such properties for all prior periods presented have been reclassified to net income from discontinued operations.

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

        The Company reviews the carrying value of its investments in real estate for impairment in accordance with FAS No. 144, mentioned above. FAS No. 144 retained the basic provisions of FAS No. 121 with respect to asset impairments, but provides more specific guidance related to measuring impairment. The Company will continue to recognize an impairment loss on real estate assets under the following circumstances:

  •
  When an asset is designated to be held for sale and the fair value of the asset less the cost of disposal is less than the asset's carrying value, or

  •
  When market conditions or some triggering event has made it certain that the carrying amount of an asset held for use might not be recoverable and the estimated undiscounted cash flows of the asset are insufficient to recover the carrying value of the asset.

        In cases of impairment, the asset will be reduced to its fair value based on the property's estimated discounted future cash flows. The amount of the reduction is recorded as an operating expense, impairment of asset.

  Preacquisition costs

        These costs are capitalized and included in prepaid expenses when incurred if they are directly identifiable with a specific property that the Company is actively seeking to acquire or develop. If the Company ceases pursuit of the project or the project fails to meet Company's investment criteria or falls through for other reasons, the Company will write off the related capitalized preacquisition costs.

  Construction in Progress

        Construction in progress consists of properties currently under development. Land acquisition costs and direct and indirect construction costs (including costs of the Company's development department) are included in construction in progress until the property or building is completed. During the construction period property taxes and insurance associated with the property under construction are capitalized as property cost. In addition, interest is capitalized monthly based on the average construction balance multiplied by the Company's weighted average interest on debt outstanding during the month. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. At the time the project is placed in service, it is reclassified into land and building and depreciated accordingly.

        For industrial park and multi-phased developments, costs are assigned to individual components of the project when those costs benefit certain sites rather than the whole project. Where specific identification is impractical or costs incurred benefit the project as a whole, capitalized costs are allocated as follows:

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

  Real Estate Held for Sale

        In accordance with FAS No. 144, as mentioned above, the Company classifies properties under contract for sale, or assets otherwise designated for sale by management as of the end of the quarter as real estate held for sale. The assets are stated at the lesser of cost net of accumulated depreciation or fair value, and depreciation expense ceases until the consummation of the sale.

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

  Developer Notes (Tax Increment Financing)

        Tax Increment Financing (TIF) is a municipal financing and planning technique that is widely used to renovate declining areas or redevelop blighted areas while expanding a municipality's tax base. TIFs allow municipalities to make needed public and private improvements by promising to return all or a portion of the real estate tax increase generated by the improvements to the developer for a limited period of time. This contract to pay the tax increment to the developer is usually documented in a redevelopment agreement between the city and the developer and, in situations where the developer provides the initial funding of these improvements, a corresponding developer note payable from the municipality to the developer is created in an amount equal to agreed upon eligible construction costs. The notes may bear interest but repayment of the notes is in all cases dependent on the sufficiency of the increment raised during the repayment period. In the course of business for certain development projects, the Company has obtained TIFs from municipalities in order to finance such improvements as streets, curbs, sidewalks, building demolition, land assemblage, site rehabilitation and other eligible items.

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

  CenterPoint Materials Corporation

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

  Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Factors that may affect CenterPoint's estimates include:

  •
  The Company's ability to collect on receivables from bankrupt tenants including the Company's HALO Industries, Incorporated ("HALO") rents receivable and lease claim.

  •
  The city of Chicago's ability to collect tax increment proceeds and fund the developer notes according to the Chicago International Produce Market ("CIPM") development agreement, thereby supporting the value of the TIF notes recorded by the Company.

  •
  The city of Elwood's ability to collect tax increment proceeds and fund the developer notes according to the CenterPoint Intermodal Center redevelopment agreement. Currently, the collectibility of this tax increment has not been demonstrated and the notes are fully reserved.

  Income Taxes

        The Company qualified as a REIT under sections 856-860 of the Internal Revenue Code beginning January 1, 1994. In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable ordinary income in 2002 and 2001 (95% in 2000) to shareholders and to meet certain asset and income tests as well as certain other requirements. As a REIT, the Company will generally not be liable for Federal income taxes to the extent that it distributes its ordinary and net capital gain income to its shareholders.

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

  Common Share-Based Compensation

        The Company has several common share-based employee compensation plans, which are described in detail in Note 12. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company records restricted share grants by recognizing the fair value of stock as of the grant date as unearned compensation, a separate component of shareholders' equity. Unearned compensation is then amortized to compensation expense over the expected vesting period. For options granted to employees, no compensation expense is reflected in net income as long as the options granted have exercise prices equal to the market value of underlying common shares on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123, "Accounting for Stock-Based Compensation."

	Year ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net income available to common shareholders, as reported	$65,302	$17,907	$44,581
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,975)	(1,769)	(1,402)

Proforma net income available to common shareholders, as reported	$63,327	$16,138	$43,179

Per share net income available to common shareholders
Basic—as reported	$2.84	$0.79	$2.13
Basic—pro forma	$2.76	$0.71	$2.06
Diluted—as reported	$2.77	$0.77	$2.09
Diluted—pro forma	$2.70	$0.70	$2.01

  Derivative Financial Instruments

        The Company used an interest rate protection agreement in 2002 to fix the interest rate on an anticipated debt offering, and may utilize interest rate protection agreements in the future. Receipts or payments that result from the settlement of rate protection agreements are recognized in other comprehensive income (loss) and amortized over the life of the new debt issuance. During the period prior to the settlement, interest rate protection agreements that qualify for hedge accounting are marked to market and any gain or loss is recognized in other comprehensive income (loss). Any agreements that do not qualify for hedge accounting are marked to market and any gain or loss is recognized in net income.

  Reclassifications

        Certain items presented in the consolidated statements of operations for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

  Accounting Pronouncements

        On April 30, 2002, the FASB issued FAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("FAS No. 145"). FAS No. 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS No. 4") and the amendment to FAS No. 4, Statement of Financial Accounting Standards No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". Fas No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions" are met. FAS No. 145 is effective for transactions occurring subsequent to May 15, 2002. The Company does not expect FAS No. 145 to have any impact on the Company beyond classification of costs related to early extinguishment of debt, which were previously shown as extraordinary items.

        On December 31, 2002, the FASB issued, and the Company adopted, Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("FAS 148"). This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.

        On November 26, 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for fiscal years ending after December 15, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position or liquidity.

        On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46"). This Interpretation addresses consolidation by business enterprises of special purposes entities ("SPE's") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPE's have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of this interpretation are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of this interpretation are effective immediately. The Company does not expect the requirements of FIN 46 to have a material impact on results of operations, financial position or liquidity.

4. Property Acquisitions and Dispositions

        During each of the years ended December 31, 2002, 2001 and 2000, the Company acquired 28, 16 and 22 operating properties, respectively, consisting principally of single-tenant buildings for an aggregate purchase price of approximately $129,247, $69,899 and $134,933, respectively. The properties were funded with borrowings under the Company's lines of credit, proceeds from properties sold during 2002, 2001, and 2000, and proceeds of a public offering of the Company's common shares completed in 2000. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the results of operations of the acquired properties are included in the consolidated statements of operations from the dates of acquisition.

        The Company disposed of 19 properties and 6 land parcels in 2002, 18 properties and 3 land parcels in 2001 and 37 properties during 2000 for aggregate proceeds of approximately $163,200, $80,961 and $110,972, respectively. In 2000, 19 of the properties were disposed of as a single portfolio.

5. Mortgage Notes Receivable

        As of December 31, 2002, the Company had mortgage notes receivable outstanding of $21,247. The notes bear interest at rates ranging from 6.25% to 11.0% and mature at dates ranging from July 2003 to December 2006. As of December 31, 2001, the Company had mortgage loans receivable outstanding of $7,561, bearing interest ranging from 6.5% to 8.0% and maturing at dates ranging from January 2002 to December 2006. Certain notes require payment of interest and principal monthly. The following schedule presents the principal payments and balances due upon maturity for mortgage notes receivable as of December 31, 2002:

2003	$10,174
2004	5,084
2005	3,431
2006	2,558

Total	$21,247

        Land and buildings have been pledged as collateral for the above notes receivable.

6. Investment in and Advances to Affiliates

  CenterPoint Realty Services Corporation

        As of January 1, 2001, the Company purchased all the remaining interest in CRS, which has made the election to be treated as a taxable REIT subsidiary. Prior to 2001, the Company held approximately 99% of the economic interest in CRS. To maintain compliance with limitations on income from business activities received by REITs and their qualified REIT subsidiaries, the Company held its interest in CRS in the form of non-voting equity ownership, which qualified as an unconsolidated taxable subsidiary. Since its inception in 1995, CRS has been engaged in the development, purchase and sale of warehouse/industrial real estate, and has provided third party consulting services in conjunction with other merchant activities.

        Summarized financial information of CRS for the year ended December 31, 2000 (period not consolidated) is shown below.

Statement of Operations:

Year Ended December 31, 2000
Income:
Property sales	$84,022
Rental income	5,595
Equity in net income (loss) of affiliate	(451)
Interest income	663
Other income	150

89,979
Expenses
Cost of property sales	78,456
Participation interest	3,607
Other expenses	3,120
Depreciation and amortization	1,295
Interest	5,704

92,182
Provision (benefit) for income taxes	(1,904)

Net income (loss)	$(299)

        Participation interest in 2000 excludes a $2,708 charge to CRS related to the sale of a property from CRS to the Company because that same charge was eliminated on the Company's income statement.

  CenterPoint Joint Venture, L.L.C.

        CRS owns 25% of CenterPoint Joint Venture, L.L.C. (the "Venture") which is engaged to position, package and sell stabilized industrial property investment opportunities. CalEast, a partnership of the California Public Employees Retirement System and Jones Lang LaSalle own the remaining 75% of the Venture. Members make capital contributions equal to their respective pro-rata ownership percentages. The Company can earn a promote distribution once all 11% cumulative preferred distributions have been paid in accordance with the Venture agreement dated December 29, 1999. All cash distributions are paid at the end of each calendar quarter, to each member.

        In conjunction with the consolidation of CRS, the Company's investment in affiliate for December 31, 2002 and 2001 and equity in affiliate for the year ended December 31, 2002 and 2001 include the Venture.

        Summarized financial information for the Venture is shown below:

Balance Sheets:

	December 31, 2002	December 31, 2001
Assets
Net investment in real estate	$88,896	$81,624
Other assets	4,764	16,741

Total assets	$93,660	$98,365

Liabilities
Secured line of credit	$54,904	$60,275
Other liabilities	12,230	8,708

Total liabilities	67,134	68,983
Members' equity	26,526	29,382

Total liabilities and members' equity	$93,660	$98,365

Statements of Operations:

	Year Ending December 31,
	2002	2001
Rental revenue	$9,733	$13,792
Operating expenses
Property, operating and leasing	3,112	3,584
Depreciation and amortization	2,486	3,046
Interest	1,454	3,342

Total operating expenses	7,052	9,972

Operating income	2,681	3,820
Gain on disposal of assets	2,616	5,289

Net income	$5,297	$9,109

        As of December 31, 2002, the Venture owned 14 warehouse/ industrial properties and had one property under construction, totaling 2.6 million square feet (unaudited), which were 78.1% leased (unaudited).

        The Venture owned nine warehouse/industrial properties, totaling 1.9 million square feet (unaudited), as of December 31, 2001, which were 94.2% leased (unaudited). The Venture also had three properties under construction.

        In 2000, CRS paid an additional $1,800 in syndication fees relating to the Venture and is amortizing this on a straight-line basis over the life of the Venture, 7 years. Amortization of the syndication fees of $257 and $257 is included in equity in net income (loss) of affiliates on the Company's Consolidated Statement of Operations for the twelve months ended December 31, 2002 and 2001, respectively. Unamortized syndication fees of $1,050 and $1,307 are included in investments in affiliates in the Company's Consolidated Balance Sheets as of December 31, 2002 and 2001, respectively.

  Chicago Manufacturing Campus

        On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Motor Land Development Corporation ("Ford Land") to develop Ford's new automotive supplier manufacturing campus located on Chicago's southeast side. Chicago Manufacturing Campus, LLC ("CMC"), is owned 51% by CenterPoint and 49% by Ford Land. The park will occupy a 155-acre former brownfield site located approximately one-half mile from Ford's Chicago Assembly Plant on the southeast side, near the intersection of 126th Street and Torrence Avenue. Site preparation and construction of five buildings, or 1.6 million square feet, began during the second quarter and will continue through the third quarter of 2003. Upon closing, Ford Land contributed $5,341 in cash to CMC in exchange for the same amount in equity, and Ford Land is committed to total contributions of $36,000. Also, upon closing, CenterPoint contributed land and $1,152 in cash to CMC in exchange for $4,234 in proceeds and $5,559 in equity. CenterPoint has committed to total contributions of approximately $52,000. Since the initial closing, CenterPoint has contributed additional land to CMC in exchange for $893 in proceeds and $930 in equity, and Ford Land contributed $947 in cash for the same amount in equity. As of December 31, 2002, CenterPoint has an equity balance of $22,577 due to additional cash contributions of $16,088, and Ford has an equity balance of $21,692 due to additional cash contributions of $15,404.

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

Balance Sheet:

December 31, 2002
Assets:
Construction in progress	$47,115
Cash and cash equivalents	3,296
Restricted cash	5,144
Prepaid expenses and other assets	1,221
Deferred expenses, net	27

Total assets	$56,803

Liabilities:
Accounts payable	$6,785
Accrued expenses	2,703
Security and tenant improvement deposits	3,046

Total liabilities	12,534
Commitments and contingencies
Members' equity:
Ford Motor Land Development Corporation	21,692
CenterPoint CMC Holdings, LLC	22,577

Total members' equity	44,269

Total liabilities and members' equity	$56,803

Statement of Operations:

For the Year Ended December 31, 2002
Interest Income	$109
General and administrative (expenses)	(11)

Net income	$98

        CenterPoint incurred $357 in development department costs that were not reimbursed by CMC upon inception and are included in the Company's investments in and advances to affiliates. As CMC is currently undergoing development of the supplier buildings, the Company has capitalized $661 in interest to the extent of its equity investment and this interest is included in investments in and advances to affiliates. These costs will be amortized over the depreciation period of the buildings constructed in this project. There was no such amortization in 2002.

        Also, the Company earned fees from CMC totaling $1,765. $865 of which was recognized in real estate fee income for development services for 2002 and $900 which was deferred due to the Company's ownership percentage in CMC. At December 31, 2002, the Company had $717 in fees receivable from CMC.

7. Developer Notes (Tax Increment Financing)

        As of December 31, 2002, the Company has three developer notes outstanding; one for the 25 acre development at the sold Chicago International Produce Market (CIPM), one for the 2,200 acre CenterPoint Intermodal Center and one for the 18 acres development at 5800 West Touhy Avenue, Niles for an office development, which has been sold.

        The CIPM developer note, bearing tax exempt interest at 8.5% and terminating in 2020, is with the city of Chicago and will be serviced by the tax increment raised by the entire Pilson District of Chicago (907 acres), which is a neighborhood being redeveloped and currently producing tax increment. The CIPM is in the Pilson District and represents 2.8% of the districts developable land. The CIPM development was completed and sold in 2002 and is estimated to provide additional tax increment to the Pilson District starting in 2003. Accordingly, the Company is confident in the collectibility of the CIPM TIF and has therefore recognized the developer notes as a separate asset for the principal value of developer notes, $8,500 and $7,197 as of December 31, 2002 and 2001, respectively. These notes are presented in prepaid expenses and other assets. Interest accrued on the notes is also reflected in prepaid expenses and other assets as interest income, totaling $857 and $182 as of December 31, 2002 and 2001.

        The CenterPoint Intermodal Center developer notes, bearing tax exempt interest at 10.0% and terminating in 2023, are with the city of Elwood, Illinois and will be serviced solely by the tax increment produced by CenterPoint's development. The Company believes the development has not advanced to the point where the ultimate collectibility of the developer notes is sufficient to warrant recognition. This determination is based on the uncertainty of future tax assessments at the site and the lack of past history with this TIF district. Accordingly, CenterPoint has reserved for the entire developer note and the related accrued interest. As of December 31, 2002 and 2001, the principal balance of the CenterPoint Intermodal Center developer notes and corresponding reserves are $63,778 for both periods. In addition, CenterPoint has submitted costs to be included in future developer note issuances of $36,222. Accrued interest receivable and the corresponding reserve are $12,169 as of December 31, 2002 and $7,439 as of December 31, 2001. Currently, the Company intends to account for the developer notes on a cash basis as a reduction to the cost basis of the entire development. As development activity continues and actual tax increments are being generated, the Company will reassess the need for a reserve against the developer notes and related interest.

        The 5800 West Touhy developer notes, bearing no interest and terminating in 2008, are with the city of Niles, Illinois and will be serviced by the tax increment raised by the entire retail and office development, comprising 56 acres on Touhy Avenue in Niles. This acreage was redeveloped from an old industrial building and resides in the heart of a retail and commercial district of Niles. The 5800 West Touhy property represents 32.1% of the TIF district which supports its payment and the 5800 West Touhy developer note represents 25.2% of the total balance of the developer note for the retail and office complex. This TIF has been cash flowing throughout 2002 and the Company expects to be paid its outstanding balance in 2003. The Company has recorded developer notes as a separate asset for the principle sum of $1,000 as of December 31, 2002.

8. Deferred Expenses

        Fully amortized deferred expenses of $1,608 and $3,753 were written off in 2002 and 2001, respectively. In connection with property dispositions, the Company also wrote off unamortized deferred leasing and other costs of $878 and $1,386 in 2002 and 2001, respectively. Also, in 2002, CenterPoint wrote off unamortized financing costs of $787 in connection with property dispositions.

        The balances are as follows:

	December 31,
	2002	2001
Deferred financing costs, net of accumulated amortization of $7,403 and $5,009	$7,494	$4,635
Deferred leasing and other costs, net of accumulated amortization of $4,880 and $4,891	8,969	9,950

	$16,463	$14,585

9. Long Term Debt

        The long-term debt as of December 31, 2002 and 2001 consists of the following:

	Carrying Amount of Notes at December 31,
							Estimated Balloon Payment at Maturity
Property Pledged as Collateral			Interest Rate		Periodic Payment Terms			Final Maturity Date
	2002	2001
Mortgage Notes Payable and Other Debt:
Designated pool of 18 properties	$—	$50,000	7.62%		$318(a	)	$50,000	11/01/02
7620 S. 10th Street Oak Creek, WI	2,076	2,167	8.05%		22(b	)	1,795	08/01/05
11801 South Central Alsip, IL	3,863	4,152	7.35%		49(b	)	—	01/01/12
16750 Vincennes South Holland, IL	4,025	4,082	7.75%		31(b	)	3,514	08/15/09
Designated pool of 5 properties (c)	13,761	—	7.05%		131(b	)	9,661	09/01/08
BNSF lease collateralized bonds (d)	56,228	—	6.56%		341(b	)	40,243	08/01/22
Capitalized lease obligation	333	526	7.00%		19(b	)	101	12/01/03

	80,286	60,927
Senior Unsecured Debt:
Bonds Payable—1998	100,000	100,000	6.75%		(e	)	100,000	04/01/05
Bonds Payable—1999	100,000	100,000	7.14%		(e	)	100,000	03/15/04
Bonds Payable—2000	150,000	150,000	7.90%		(e	)	150,000	01/15/03
Bonds Payable—2002 (f)	150,000	—	5.75%		(e	)	150,000	08/15/09

	500,000	350,000
Tax Exempt Debt:
City of Chicago Revenue Bonds—1997	44,100	44,100	(g	)	(a	)	44,100	09/08/32
City of Chicago Revenue Bonds— 2002 (h)	47,000	—	(h	)	(a	)	47,000	03/01/37
Illinois Department Finance Authority (i)	3,320	—	(i	)	(i	)	—	12/01/18

	94,420	44,100
Line of Credit:
Revolving line of credit	18,000	131,500	(j	)	(j	)	—	10/24/03

Total long term debt	$692,706	$586,527

(a)
The note requires monthly payments of interest only.

(b)
Amount represents the monthly payment of principal and interest.

(c)
Along with the purchase of five properties on December 10, 2002, the Company assumed a cross collateralized mortgage note payable of $13,810, which bears interest at 7.05%, requires monthly payments of principle and interest and terminates September, 2008.

(d)
On June 24, 2002, CenterPoint issued $90,176 of non-recourse bonds secured by the Burlington Northern Santa Fe ("BNSF") ground lease, bearing interest at 6.56%, requiring monthly payments of principle and interest and maturing in June, 2022. The lease was structured as a commercial tenant lease and the debt was solely secured by the lease held within a series of tenancy in common special purpose entities to which the Company had sole ownership interest. In December, 2002, CenterPoint sold 37.5% of its tenancy in common interest in the BNSF ground lease and its associated debt. In doing so, the new owner assumed $33,737 of the BNSF ground lease debt.

(e)
The note requires semi-annual payments of interest only.

(f)
On August 27, 2002, CenterPoint issued $150,000 of unsecured, 7-year notes that bear interest at 5.75% and require semi-annual payments of interest only. The notes carry an effective interest rate of 6.48%. After the settlement of an interest rate protection agreement for $6,220 and other financing costs the Company received proceeds of $142,009. The settlement of the interest rate protection agreement is included in accumulated other comprehensive loss and is being amortized over the term of the debt as amortization of financing costs ($322 in 2002).

(g)
These Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois are enhanced by a letter of credit. The letter of credit contains certain financial covenants pertaining to consolidated net worth. The tax-exempt bonds bear initial interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.65% and 1.80% at December 31, 2002 and 2001, respectively). The bonds require monthly payments of interest only and mature in September, 2032. Of the original proceeds, the Company holds $1,427 and $1,850 in escrow (shown in restricted cash and cash equivalents) at December 31, 2002 and 2001, respectively, for future construction costs.

(h)
On March 21, 2002, the Company borrowed $47,000 Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois. The bonds are enhanced by a letter of credit, which contains certain financial covenants pertaining to consolidated net worth. The tax-exempt bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.68% at December 31, 2002). The bonds require monthly payments of interest only and mature in March, 2037. Of the original proceeds, the Company holds $41,516 million in escrow (shown in restricted cash and cash equivalents) as of December 31, 2002 for future construction costs.

(i)
Along with the purchase of a property on March 21, 2002, the Company assumed tax-exempt bonds of $3,530. These Adjustable Rate Revenue Bonds, issued by the Illinois Department Financing Authority, are enhanced by a letter of credit. The bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.68% at December 31, 2002). The bonds require monthly payments of interest only and mature in December, 2018. On December 1, 2002 and every December 1st thereafter, the Company is required to make a principal payment of $210 in accordance with the terms of the loan.

(j)
In September, 2000, the Company increased its unsecured line of credit facility, which originated in October, 1996, to $350,000. The interest rate at December 31, 2002 was 2.4375% (LIBOR plus 1.0%) for LIBOR borrowings and there were no Prime borrowings. The interest rate at December 31, 2001 reflects the rates paid under different LIBOR contracts ranging from 2.7575% to 3.125% (LIBOR plus 1.0%) and there were no Prime Rate contracts outstanding. The line requires payments of interest only when LIBOR contracts mature and monthly on borrowings under Prime Rate. There is a commitment fee of $700 per year or 20 basis points. At December 31, 2002 and 2001, the Company had $332,000 and $218,500, respectively, available under the line.

9. Long Term Debt (Continued)

        In conjunction with the purchase of the remaining interest in CRS, the Company assumed $4,133 in secured line of credit debt on January 1, 2001. This line was subsequently paid off.

        For the fourth quarter of 2001, the Company's coverage ratios would have violated certain covenants to the Company's unsecured line of credit. However, the Company received a waiver for its debt covenants related to these coverage ratios. The waiver allowed the Company to exclude the non-cash charge for impairment of real estate held for sale that was incurred in the fourth quarter. By excluding the impairment, these ratios were not violated.

        As of December 31, 2002 mortgage notes, other debt, senior unsecured debt, tax exempt debt and line of credit mature as follows:

Total
2003	$170,044
2004	101,821
2005	103,694
2006	1,939
2007	2,065
Thereafter	313,143

Total	$692,706

        Based on borrowing rates available to the Company at the end of 2002 and 2001 for mortgage loans with similar terms and maturities, the fair value of the fixed interest rate mortgage notes payable was $601,142 compared to $580,287 carrying value for 2002 and $421,403 compared to $410,927 carrying value for 2001.

        Land, buildings and equipment related to such mortgages with an aggregate net book value of approximately $65,827 at December 31, 2002 and $114,565 at December 31, 2001 have been pledged as collateral for the above debt.

10. Extraordinary Item

        In 2001, the Company incurred a loss of $1,616 (per share—basic $0.07; diluted $0.07), representing a write off of unamortized deferred financing costs as a result of early extinguishment of certain debt obligations.

11. Shareholders' Equity

  Common Shares of Beneficial Interest

        In November, 2000, the Company completed a public offering of 1,500,000 common shares at $43.25 per share for net proceeds of $63,099. The proceeds from this offering were used to pay down the Company's revolving line of credit. As of December 31, 2002 and 2001, the Company had outstanding shares of 23,067,336 and 22,753,913, respectively.

  Series A Cumulative Redeemable Preferred Shares of Beneficial Interest

        On November 10, 1997, the Company issued 3,000,000 shares of 8.48% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series A Preferred Shares") at a purchase price of $25 per share. Dividends on the Preferred Shares are cumulative from the date of issuance and payable quarterly commencing on January 30, 1998. The payment of dividends and amounts upon liquidation will rank senior to the Common Shares and Series B Convertible Cumulative Redeemable Preferred Shares, which are the only other shares of the Company outstanding. The Preferred Shares were not redeemable prior to October 30, 2002. On or after October 30, 2002 the Preferred Shares are redeemable for cash at the option of the Company, in whole or part, at the redemption price of $25 per share, plus dividends accrued and unpaid to the redemption date. The Preferred Shares are not convertible into or exchangeable for any other property or securities of the Company.

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

  Earnings Per Common Share

        Following are the reconciliations of the numerators and denominators for computing basic and diluted earnings per share ("EPS") data:

	Years Ended December 31,
	2002	2001	2000
Numerators:
Income from continuing operations	$43,230	$25,584	$51,446
Dividend on preferred shares	(10,090)	(10,090)	(10,105)

Income available to common shareholders from continuing operations—for basic and diluted EPS	$33,140	$15,494	$41,341

Discontinued operations
Gain on sale, net of tax	30,190	—	—
Income from operations of sold properties, net of tax	1,972	4,029	3,240

Discontinued operations—for basic and diluted EPS	$32,162	$4,029	$3,240

Income available to common shareholders before extraordinary item—for basic and diluted	65,302	19,523	44,581
Extraordinary item, early extinguishment of debt—for basic and diluted EPS	—	(1,616)	—

Net income available to common shareholders—for basic and diluted EPS	$65,302	$17,907	$44,581

Denominators:
Weighted average common shares outstanding—for basic EPS	22,983,364	22,598,613	20,933,001
Effect of share options	600,114	573,644	446,233

Weighted average common shares outstanding—for diluted EPS	23,583,478	23,172,257	21,379,234

Basic EPS:
Income available to common shareholders from continuing operations	$1.44	$0.69	$1.97
Discontinued operations	1.40	0.18	0.15

Income available to common shareholders before extraordinary item	2.84	0.86	2.13
Extraordinary item, early extinguishment of debt	—	(0.07)	—

Net income available to common shareholders	$2.84	$0.79	$2.13

Diluted EPS:
Income available to common shareholders from continuing operations	$1.41	$0.67	$1.93
Discontinued operations	1.36	0.17	0.15

Income available to common shareholders before extraordinary item	2.77	0.84	2.09
Extraordinary item, early extinguishment of debt	—	(0.07)	—

Net income available to common shareholders	$2.77	$0.77	$2.09

        The assumed conversion of convertible preferred stock into common shares for purposes of computing diluted EPS by adding convertible preferred dividends to the numerator and adding assumed share conversions to the denominator for 2002, 2001 and 2000 would be anti-dilutive.

12. Stock Incentive Plans

        As of December 31, 2002 the Company has reserved 253,993 common shares for future issuance under the 2000 Omnibus Employee Retention and Incentive Plan, 56,194 common shares for future issuance under the 1995 Director Stock Plan and 1,000,000 common shares for future issuance under the dividend reinvestment and stock purchase plan.

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

        In 2002 and 2001, 220,655 and 283,000 options were granted to trustees and officers of the Company, and 105,481 and 147,400 restricted shares were awarded to employees and officers, both from the 2000 Plan. 200,000 options were granted in July, 2000.

        First, the 2000 Plan authorizes the Committee to grant options to purchase the Company's common shares in the form of incentive stock options ("ISO's") or other tax-qualified options which may be subsequently authorized under the federal tax laws. The exercise price of the options may not be less than 100% of the fair market value of common shares at the time of issuance.

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

        For all restricted share awards from the restricted stock incentive plan and the 2000 Plan, unearned compensation is recorded at the date of awards based on the market value of shares. Unearned compensation, which is shown as a separate component of shareholders' equity, is being amortized to expense over the eight year vesting period. On June 4, 2002, shares granted to employees on March 8, 2000 vested after meeting performance targets specified in the 1995 Restricted Stock Incentive Plan. Restrictions were lifted on 69,450 shares owned by employees resulting in compensation expense of approximately $1,744 representing the unamortized portion of this share issuance. The amount amortized to expense during 2002, 2001, and 2000 was $3,196, $1,019 and $515, respectively.

  Director Stock Plan

        The 1995 Director Stock Plan is for an aggregate of 75,000 common shares and provides that each independent director, upon election or re-election to the Board, must receive 50% and may elect to receive 100% of his annual retainer fee in Common Shares at the market price on such date. In 2002, 2001 and 2000, 1,797, 1,720 and 2,640 Common Shares were issued under this plan, respectively. In connection with the issuance of such shares, $87, $80 and $100 was charged to expense in 2002, 2001 and 2000, respectively.

  Shareholder Rights Plan

        In July, 1998, the Board of Trustees approved a shareholder protection plan (the "Rights Plan"), declaring a dividend of one right for each share of the Company's common shares outstanding on or after August 11, 1998. Exercisable 10 days after any person or group acquires 15 percent or more or commences a tender offer for 15 percent or more of the Company's common shares, each right entitles the holder to purchase from the Company one one-thousandth of a Junior Preferred Share of Beneficial Interest, Series A (a "Rights Preferred Share"), at a price of $120, subject to adjustment. The Rights Preferred Shares (1) are non-redeemable, (2) are entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share or 1,000 times the Company's common share dividend, (3) have a minimum liquidation preference equal to the greater of $100 per share or 1,000 times the liquidation payment made per common share and (4) are entitled to vote with the common shares with each Rights Preferred Share having 1,000 votes. 50,000 of the Company's authorized preferred shares have been designated for the plan.

        The Rights Plan was not adopted in response to any takeover attempt but was intended to provide the Board with sufficient time to consider any and all alternatives under such circumstances. Its provisions are designed to protect the Company's shareholders in the event of an unsolicited attempt to acquire the Company at a value that is not in the best interest of the Company's shareholders.

  Stock Options Outstanding

        Under the terms of the 1993 Stock Option Plan, the Compensation Committee of the Board of Trustees granted employees 215,803 options on March 8, 2000 and independent directors 38,000 options on May 10, 2000. The 2000 Plan succeeds the 1993 Stock Option Plan. As mentioned above, the Compensation Committee of the Board of Trustees granted 200,000 options on July 5, 2000, 250,000 options on February 21, 2001 and 184,947 options on January 29, 2002 to employees under the terms of the 2000 Plan. The Company also granted 33,000 options on May 16, 2001, 33,000 options on May 16, 2002 and 2,708 options on November 5, 2002 to trustees under the terms of the 2000 Plan.

        The options from both the 1993 Stock Option Plan and the 2000 Plan were granted at fair market value on the date of grant and have a 10-year term. They become exercisable in 20% annual increments after one year from date of grant. Option activity for the three years ended December 31, 2002 is as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,837,949	$34.51	1,884,637	$31.01	1,497,905	$28.70
Granted	220,655	49.75	283,000	45.97	453,803	37.85
Exercised	(268,545)	23.82	(324,258)	24.25	(52,699)	23.53
Expired	(1,338)	32.06	(5,430)	32.84	(14,372)	32.62

Outstanding at end of year	1,788,721	37.99	1,837,949	34.51	1,884,637	31.01

Exercisable at end of year	454,868		449,688		787,659
Available for future grant	253,993		570,560		1,000,000
Weighted average per share value of options granted during the year		$7.18		$7.20		$5.20

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Risk free interest rate	4.78%	5.10%	6.40%
Dividend yield	4.22%	4.22%	5.00%
Expected lives	6 years	6 years	6 years
Expected volatility	17.55%	18.30%	15.30%

        The following table summarizes information about stock options at December 31, 2002:

Options outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$18.25-$24.88	59,691	3 years	$21.09	41,779	$20.74
$29.63-$35.94	992,375	6.6 years	$33.52	338,189	$33.34
$37.81-$41.00	233,000	8 years	$40.55	46,600	$40.55
$45.90-46.51	283,000	9 years	$45.97	28,300	$45.97
$48.70-55.25	220,655	10 years	$49.75	—	$—

13. 401K Savings Plan

        CenterPoint Properties Trust Savings and Retirement Plan (the "Plan") was established to cover eligible employees of the Company. Under the Plan eligible employees may elect to enter into an agreement with the Company to defer a percentage of their compensation up to the annual limit set by the Internal Revenue Service. Employees may elect to participate at the beginning of each quarter subsequent to achieving 30 days of service. Company matching contributions are made after completion of one year of service. The Company may make a matching contribution equal to a discretionary percentage of the Participants' salary reductions. The Company contributed 50 percent of the first 8 percent per pay period for the years ended December 31, 2002, 2001, and 2000. Participants direct the investment of all contributions into various options offered by the Plan. The Company incurred expense of approximately $274, $234 and $190 in each year, respectively.

14. Impairment of Assets and Asset Held for Sale

        CenterPoint sold 37.5% of its tenancy in common interest in the 621 acre rail yard leased to the BNSF in the fourth quarter of 2002 and has contracted to sell its remaining interest within the next year. Therefore this asset is held for sale at the end of December 31, 2002. Net income (loss) (property revenues less real estate taxes, property operating and leasing expenses, property specific interest expense and depreciation and amortization) related to the property held for sale as of December 31, 2002 was ($599) for the year ended December 31, 2002 and there was no operating activity for this property in prior periods.

        Also, at December 31, 2002, the Company has 64 acres of land held for sale, located in a retail and commercial district of Naperville, Illinois which went under contract for sale in the fourth quarter of 2002. Since, the carrying value of this land was greater than the expected net sales proceeds, the Company recorded a $1,228 impairment of this asset in accordance with FAS No. 144. The decline in value is attributable to weakening market conditions for retail land, the expected use for the land. This property, purchased in 2002, had no net income. There can be no assurance that such property held for sale will be sold.

        At December 31, 2001, the Company had an office property held for sale. This property was the former headquarters of HALO Industries, Inc. (HALO) and is located at 5800 Touhy Avenue in Niles, Illinois. The bankruptcy of HALO caused a reduction in the property value and on December 12, 2001 the Company announced its intention to sell the property. Accordingly, the Company recognized a $37,994 impairment of this asset based on management's estimate of the fair value of the asset less costs to dispose in accordance with FAS 121. Prior to the Company's decision to sell the property, the Company estimated that future undiscounted cash flows were sufficient to recover the carrying value of the building. Net income (property revenues less real estate taxes, property operating and leasing expenses, and depreciation and amortization) related to the property held for sale as of December 31, 2001 was approximately $5,325 and $1,672 for the twelve months ended December 31, 2001 and 2000 respectively.

        CenterPoint has $3,676 outstanding in trade accounts receivable due from HALO. The Company has pursued a claim in bankruptcy for the value of the HALO lease, which is approximately $28,000. The Company is uncertain as to the collectibility of the claim and has therefore not recorded any further recovery in excess of the Company's accounts receivable balances.

15. Income Taxes

        In 2002, 2001 and 2000, because CenterPoint qualified as a REIT and distributed all of its taxable ordinary and capital gain net income, it incurred no federal income tax liability. The differences between taxable income as reported on CenterPoint's tax return (estimated 2002 and actual 2001 and 2000) and consolidated net income are reported here as follows:

	2002 Estimate	2001 Actual	2000 Actual
Net income	$75,392	$27,997	$54,686
Less: (Net income) loss of CRS, Taxable REIT subsidiary, included above	(5,438)	(1,759)	296

Net income from REIT operations	69,954	26,238	54,982
Add: Impairment of asset held for sale	1,228	37,994
Less: Straight-line rent (excluding CRS)	(1,818)	(4,368)	(5,219)
Add: Book depreciation and amortization (excluding CRS)	32,830	33,966	32,954
Less: Tax depreciation and amortization	(26,807)	(26,897)	(26,904)
Less: Book gain on sale of real estate (excluding CRS)	(37,969)	(24,994)	(19,228)
Add: Tax (loss) gain on sale of real estate	(27,169)	10,638	10,404
Add / (less): Other book/tax differences, net	(2,602)	2,636	4,366

Taxable income before adjustements	7,647	55,213	51,355
Less: Capital gains	—	(9,873)	(10,404)

Taxable ordinary income before adjustments subject to 90%, 90% and 95%, respectively	$7,647	$45,340	$40,951

        For income tax purposes, distributions paid to common shareholders consist of ordinary income, return of capital and capital gains if applicable. For the three years ended December 31, CenterPoint's dividends per share were taxable as follows:

	2002		2001		2000
Ordinary income	$0.01	0.40%	$1.62	77.3%	$1.48	73.7%
Return of capital	2.30	99.6%	—	0.0%	0.04	2.2%
Capital gains	—	0.0%	0.31	14.6%	0.25	12.5%
Unrecaptured Section 1250 gains	—	0.0%	0.17	8.1%	0.23	11.6%

	$2.31	100.0%	$2.10	100.0%	$2.01	100.0%

        Due to the consolidation of CRS, the Company has recorded a (provision) benefit for income taxes in 2002 and 2001 as a separate line item in the statement of operations. Prior to 2001 this provision was reflected in equity in income from affiliate. The components of income tax (expense) benefit are as follows:

	Years Ended
	December 31, 2002	December 31, 2001
Current:
Federal	$(1,380)	$426
State	(56)	99
Deferred:
Federal	(1,472)	499
State	(341)	115

	$(3,249)	$1,139

        Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31, 2002 and December 31, 2001:

	December 31, 2002	December 31, 2001
Fixed assets	$(2,531)	$295
Intangible assets	293	207
Investment in partnerships	(532)	(1,064)
Accrued expenses	127	58
Prepaid rents	45	64
Straight-line rent	(146)	(123)
Disallowed interest	1,759	1,391

Net deferred tax asset/(liability)	$(985)	$828

        The income tax expense reflected in the consolidated statement of operations differs from the amounts computed by applying the Federal statutory rate of 34% to income before taxes and extraordinary items as follows:

	Years Ended
	December 31, 2002	December 31, 2001
Tax benefit (expense) at Federal rate	$(2,954)	$985
State tax benefit (expense), net of Federal benefit (expense)	(262)	140
Tax exempt interest income	237
Gain on sale of assets	(364)
Other	94	14

	$(3,249)	$1,139

        In 2002, the provision for income taxes is comprised of the above expense of $3,249 less a reclassification of $26 for the taxes associated with the income from operations of sold properties which is included in discontinued operations. Additionally, in 2001, the provision for income tax expense is comprised of the above benefit of $1,139 plus a reclassification of $3 for the taxes associated with the income from operations of sold properties which is included in discontinued operations.

16. Future Rental Revenues

        Under existing noncancelable operating lease agreements as of December 31, 2002, tenants of the warehouse/industrial properties are committed to pay in aggregate the following minimum rentals:

2003	$91,964
2004	80,865
2005	67,406
2006	54,761
2007	43,020
Thereafter	103,201

Total	$441,217

17. Supplemental Information to Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
Supplemental disclosure of cash flow information:
Interest paid, net of interest capitalized	$25,283	$31,190	$18,153
Interest capitalized	8,444	7,154	3,404
Dividends declared, not paid	1,060	1,060	1,060

        In conjunction with the property acquisitions, the Company assumed the following assets and liabilities:

Purchase of real estate	$(129,247)	$(69,899)	$(134,933)
Mortgage notes payable	13,810	800	(851)
Tax-exempt debt	3,530	—	—
Liabilities, net of other assets	1,847	2,230	5,049

Acquisition of real estate	$(110,060)	$(66,869)	$(130,735)

        In conjunction with the property dispositions, the Company disposed of the following assets and liabilities:

Disposal of real estate	$194,212	$122,672	$113,497
Mortgage notes payable assumed by buyers	(33,737)	(21,332)	—
Mortgage financing provided to buyers	(9,029)	(14,642)	(7,200)
Net other assets (liabilities) assumed by buyers	11,754	(5,737)	4,675

Disposition of real estate	$163,200	$80,961	$110,972

        In conjunction with the Company's initial and subsequent contributions of land to CMC, the Company reclassified $5,743 in land basis to investment and advances to affiliates.

        As part of the June 4, 2002 early vesting of stock grants mentioned in Note 12, the Company withheld shares (based on employees' elections) with a fair value of $1,044 in order to pay employee related taxes based on the statutory rate. These shares were retired.

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

18. Related Party Transactions

        One of the properties disposed of in the first quarter of 2002 was sold to a trustee of the Company for a total sales price of $8,235 and a gain of $2,854. The sale was approved by a unanimous vote from the remaining trustees based on the advantages of the sale to the Company. The sale price was greater than the value of the property established by an independent appraisal.

        A portfolio of 15 of the 28 properties acquired in 2002 were purchased for $44,435 from CalEast Industrial Investors, LLC, with which CenterPoint also has a joint venture (CenterPoint Venture LLC, which is described in Note 6 below).

18. Related Party Transactions (Continued)

        During 2002, the Company completed the securitization of the Burlington Northern Santa Fe land lease (further described in Note 9. Long Term Debt) for a portion of CenterPoint Intermodal Center using Legg Mason, an investment banking firm that employs a Trustee of the Company. The Company believes this relationship does not compromise the Trustee's independence.

        During 2001, the Company purchased a warehouse/industrial property and assumed its debt with LaSalle Bank totaling $3,100. A Company Trustee is also the Chairman, President and Chief Executive of LaSalle Bank. The Company believes this relationship does not compromise the Trustee's independence.

        The Company earned fees from the Venture totaling $503, 752 and $769 for acquisitions, administrative services and for property management services for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, 2001 and 2000, the Company had $104, $165 and $430 receivable for these fees.

        During 2001, the Company sold land to the Venture for a total sale price of $3,697. The total gain on the sale was $200, of which $41 was deferred due to its 25% ownership.

        During 2001, the Company purchased a property from the Venture for a purchase price of $2,824. The Venture's gain on this sale was $239. The Company eliminated their pro rata portion of the Venture's gain in the calculation of the Company's equity in income from the Venture.

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

20. Subsequent Events

        On January 15, 2003, the Company paid off its outstanding $150.0 million senior unsecured notes, which were at a rate of 7.9% upon maturity with proceeds from its line of credit.

        On February 6, 2003, CalEast, CenterPoint's partner in CenterPoint Venture, invested approximately $108,950 in six properties leased to Home Depot, totaling 2.6 million square feet, and the Company funded $78,206 of this investment in the form of a note receivable with proceeds from its line of credit. The buildings are newly constructed, state of the art distribution centers and truck terminals located in the major markets of New York, Los Angeles, Dallas, Houston, Orlando and Seattle. Home Depot has an investment grade rating of "AA" and a market capitalization of approximately $70 billion.

21. Quarterly Financial Highlights (Unaudited)

        The following table reflects the results of operations for the Company during the four quarters of 2002 and 2001 (dollars in thousands, except unit and per share data).

        As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. For purposes of applying FAS No. 144, the Company considers each operating property to be a component unit. Accordingly, operations of such properties sold or classified as held for sale after December 31, 2001 will be shown as discontinued operations. In addition, operations for such properties for all prior periods presented will be required to be reclassified to discontinued operations.

	Quarter ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Total revenues	$36,666	$37,013	$43,823	$39,199
Operating income	6,064	6,385	13,229	4,517
Gain on sale of real estate	—	5,009	4,221	1,118
Income from continuing operations	5,497	10,794	15,954	7,069
Discontinued operations
Gain on sale, net of tax	10,850	8,568	2,448	12,241
Income from operations of sold properties, net of tax	1,079	697	(8)	204
Income before extraordinary item	17,426	20,058	18,394	19,514
Net income available to common shareholders	14,903	17,536	15,871	16,991
Per share income available to common shareholders before discontinued operations and extraordinary item
Basic	$0.13	$0.36	$0.58	$0.20
Diluted	$0.13	$0.35	$0.57	$0.19
Per share income available to common shareholders before extraordinary item
Basic	$0.65	$0.76	$0.69	$0.74
Diluted	$0.64	$0.74	$0.67	$0.72
Per share net income available to common shareholders
Basic	$0.65	$0.76	$0.69	$0.74
Diluted	$0.64	$0.74	$0.67	$0.72
Distributions per common share	$0.58	$0.58	$0.58	$0.58

	Quarter ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Total revenues	$38,954	$38,785	$38,067	$36,593
Operating income	6,632	7,883	7,624	(30,741)
Gain on sale of real estate	7,605	8,539	7,916	7,954
Income from continuing operations	14,721	15,824	15,702	(20,662)
Discontinued operations
Gain on sale, net of tax	—	—	—	—
Income from operations of sold properties, net of tax	926	879	1,165	1,060
Income before extraordinary item	15,646	16,703	16,867	(19,602)
Net income available to common shareholders	11,508	14,180	14,344	(22,125)
Per share income available to common shareholders before discontinued operations and extraordinary item
Basic	$0.54	$0.59	$0.58	$(1.02)
Diluted	$0.53	$0.57	$0.57	$(1.00)
Per share income available to common shareholders before extraordinary item
Basic	$0.59	$0.63	$0.63	$(0.97)
Diluted	$0.57	$0.61	$0.62	$(0.95)
Per share net income available to common shareholders
Basic	$0.51	$0.63	$0.63	$(0.97)
Diluted	$0.50	$0.61	$0.62	$(0.95)
Distributions per common share	$0.53	$0.53	$0.53	$0.53

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Trustees and Shareholders of
CenterPoint Properties Trust

        Our audits of the consolidated financial statements referred to in our report dated February 18, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                      /s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 18, 2003

SCHEDULE II

CENTERPOINT PROPERTIES TRUST

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Description	Beginning Balance	Charge to cost and Expenses	Recoveries	Deductions(a)	Ending Balance
For year ended December 31, 2002:
Allowance for doubtful accounts	$1,617	$1,137	$—	($1,436)	$1,318

For year ended December 31, 2001:
Allowance for doubtful accounts	$505	$1,439	$—	($327)	$1,617

For year ended December 31, 2000:
Allowance for doubtful accounts	$731	$430	$—	($656)	$505

NOTE: (a)	Deductions represent the write-off of accounts receivable against the allowance for doubtful accounts.

Schedule III

        CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2002

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
Warehouse/industrial properties:
425 West 151st Street East Chicago, IN		$252	$1,805	$33	$5,832	$1,155	$285	$8,792	$9,077	$(4,206)	1913/1988-1990	1987	(f	)
201 Mississippi Street Gary, IN		807	9,948	278	24,395		1,085	34,343	35,428	(14,727)	1946/1985-1988	1985	(f	)
1201 Lunt Avenue Elk Grove Village, IL		57	146	1	18		58	164	222	(46)	1971	1993	(f	)
620 Butterfield Road Mundelein, IL		335	1,974	61	382		396	2,356	2,752	(620)	1990	1993	(f	)
1319 Marquette Drive Romeoville, IL		948	2,530		274		948	2,804	3,752	(756)	1990-1991	1993	(f	)
900 E. 103rd Street Chicago, IL		2,226	10,693		8,786		2,226	19,479	21,705	(4,861)	1910	1993	(f	)
1850 Greenleaf Elk Grove Village, IL		509	1,386		399		509	1,785	2,294	(458)	1965	1993	(f	)
5990 Touhy Avenue Niles, IL		2,047	8,509		2,592		2,047	11,101	13,148	(2,803)	1957	1993	(f	)
1400 Busse Road Elk Grove Village, IL		439	5,719		495		439	6,214	6,653	(2,100)	1987	1993	(f	)
1250 Carolina Drive West Chicago, IL		583	3,836		197		583	4,033	4,616	(1,163)	1989-1990	1993	(f	)
5619 West 115th Street Alsip, IL		2,267	12,169		2,076		2,267	14,245	16,512	(3,986)	1974	1993	(f	)
825 Tollgate Road Elgin, IL		712	3,584		158		712	3,742	4,454	(1,053)	1989-1991	1993	(f	)
720 Frontenac Naperville, IL		1,014	4,055	22	263		1,036	4,318	5,354	(1,221)	1991	1993	(f	)
820 Frontenac Naperville, IL		906	3,626		187		906	3,813	4,719	(1,081)	1988	1993	(f	)
1120 Frontenac Naperville, IL		791	3,164	23	823		814	3,987	4,801	(1,109)	1980	1993	(f	)
1510 Frontenac Naperville, IL		621	2,485	16	100		637	2,585	3,222	(737)	1986	1993	(f	)
1020 Frontenac Naperville, IL		591	2,363	11	497		602	2,860	3,462	(769)	1980	1993	(f	)
1560 Frontenac Naperville, IL		508	2,034	12	212		520	2,246	2,766	(627)	1987	1993	(f	)
920 Frontenac Naperville, IL		717	2,367		616		717	2,983	3,700	(809)	1987	1993	(f	)
900 W. University Drive Arlington Heights, IL		817	3,268	17	96		834	3,364	4,198	(906)	1974	1994	(f	)
745 Birginal Drive Bensenville, IL		601	2,406	1	498		602	2,904	3,506	(741)	1974	1994	(f	)
21399 Torrence Avenue Sauk Village, IL		1,550	6,199	565	707		2,115	6,906	9,021	(1,837)	1987	1994	(f	)
2600 N. Elmhurst Road Elk Grove Village, IL.		842	3,366	1	46		843	3,412	4,255	(843)	1995	1995	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
Warehouse/industrial properties:
8901 W. 102nd Street Pleasant Prairie, WI		900	3,608		51		900	3,659	4,559	(950)	1990	1994	(f	)
8200 100th Street Pleasant Prairie, WI		1,220	4,890		37		1,220	4,927	6,147	(1,285)	1990	1994	(f	)
10601 Seymour Avenue Franklin Park, IL		2,020	8,081	184	13,447		2,204	21,528	23,732	(3,845)	1963/1965	1995	(f	)
11701 South Central Alsip, IL		1,241	4,964	22	1,461		1,263	6,425	7,688	(1,379)	1972	1995	(f	)
11601 South Central Alsip, IL		1,071	4,285	53	1,382		1,124	5,667	6,791	(1,191)	1971	1995	(f	)
850 Arthur Avenue Elk Grove Village, IL		270	1,081	2	741		272	1,822	2,094	(321)	1972/1973	1995	(f	)
1827 North Bendix Drive South Bend, IN		1,010	4,040	24	185		1,034	4,225	5,259	(945)	1964/1990	1995	(f	)
4400 S. Kolmar Chicago, IL		603	2,412	9	623		612	3,035	3,647	(602)	1964	1995	(f	)
6600 River Road Hodgkins, IL		2,640	10,562	47	928		2,687	11,490	14,177	(2,398)	Unknown	1996	(f	)
7501 N. 81st Street Milwaukee, WI		1,018	4,073	19	83		1,037	4,156	5,193	(873)	1987	1996	(f	)
1100 Chase Avenue Elk Grove Village, IL		248	993	7	246		255	1,239	1,494	(271)	1969	1996	(f	)
2553 N. Edgington Franklin Park, IL		1,870	7,481	67	2,274		1,937	9,755	11,692	(1,857)	1967/1989	1996	(f	)
875 Fargo Avenue Elk Grove Village, IL		572	2,284	14	1,078		586	3,362	3,948	(680)	1979	1996	(f	)
1800 Bruning Drive Itasca, IL		1,999	7,995	(1,193)	(7,995)		806	—	806		1975/1978	1996	(f	)
1501 Pratt Avenue Elk Grove Village, IL		1,047	4,189	72	600		1,119	4,789	5,908	(973)	1973	1996	(f	)
400 N. Wolf Road Northlake, IL		4,504	18,017	(996)	11,877		3,508	29,894	33,402	(5,504)	1956/1965	1996	(f	)
425 South 37th Avenue St. Charles, IL		644	2,575	7	260		651	2,835	3,486	(555)	1976	1996	(f	)
Lot 51-Naperville Business Center Naperville, IL		210			20		210	20	230	(4)	1996	1996	(f	)
3145 Central Avenue Waukegan, IL		1,270	5,080	20	2,263		1,290	7,343	8,633	(1,296)	1960	1997	(f	)
2003-2207 South 114th Street West Allis, WI		942	3,770	7	282		949	4,052	5,001	(720)	1965/1966	1997	(f	)
2801 S. Busse Road Elk Grove Village, IL		1,875	7,556	12	601	107	1,887	8,264	10,151	(1,505)	1997	1997	(f	)
7447 South Central Avenue Bedford Park, IL		437	1,748	8	124		445	1,872	2,317	(330)	1980	1997	(f	)
7525 S. Sayre Avenue Bedford Park, IL		587	2,345	5	649		592	2,994	3,586	(495)	1980	1997	(f	)
1 Allsteel Drive Aurora, IL		2,458	9,832	(252)	9,437		2,206	19,269	21,475	(3,158)	1957-1967	1997	(f	)
2525 Busse Highway Elk Grove Village, IL		5,400	12,601	(727)	9,434		4,673	22,035	26,708	(3,738)	1975	1997	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
Warehouse/industrial properties:
106th and Buffalo Avenue Chicago, IL		248	992	9	741		257	1,733	1,990	(367)	1971	1997	(f	)
2701 S. Busse Road Elk Grove Village, IL		1,875	5,667	4	1,678	255	1,879	7,600	9,479	(1,193)	1997	1997	(f	)
East Avenue and 55th Street McCook, IL		1,190	4,761	(1,190)	1,082		0	5,843	5,843	(383)	1979	1997	(f	)
6757 S. Sayre Bedford Park, IL		1,236	4,945	7	177		1,243	5,122	6,365	(846)	1975	1997	(f	)
1355 Enterprise Drive Romeoville, IL		580	2,320	8	519		588	2,839	3,427	(492)	1980/1986	1997	(f	)
1475 S. 101st Street West Allis, WI		331	1,323	1	85		332	1,408	1,740	(221)	1968/1988	1997	(f	)
1333 Grandview Drive Yorkville, WI		1,516	6,062	5	21		1,521	6,083	7,604	(966)	1994	1997	(f	)
2301 Route 30 Plainfield, IL		1,217	4,868	(60)	2,381		1,157	7,249	8,406	(1,059)	1972/1984	1997	(f	)
1796 Sherwin Avenue Des Plaines, IL		944	3,778	12	1,044		956	4,822	5,778	(796)	1964	1997	(f	)
2727 W. Diehl Road Naperville, IL		3,071	14,232	5	398		3,076	14,630	17,706	(2,320)	1997	1997	(f	)
O'Hare Express Center—A2 Elk Grove Village, IL		1,097	7,060		335	110	1,097	7,505	8,602	(1,355)	1997	1997	(f	)
O'Hare Express Center—B1 Elk Grove Village, IL		1,682	10,500		1,084	96	1,682	11,680	13,362	(2,203)	1997	1997	(f	)
O'Hare Express—B2 Elk Grove Village, IL		1,618	6,287		5,198	328	1,618	11,813	13,431	(1,849)	1999	1999	(f	)
O'Hare Express—C Elk Grove Village, IL		2,603	12,117		165	50	2,603	12,332	14,935	(1,266)	2000	1999	(f	)
2021 Lunt Avenue Elk Grove Village, IL		464	1,855	8	168		472	2,023	2,495	(311)	1972	1998	(f	)
200 Champion Dr. North Lake, IL		467	5,645			87	467	5,732	6,199	(913)	1998	1998	(f	)
745 Dillon Drive Wood Dale, IL		645	2,820		51		645	2,871	3,516	(400)	1985/1986	1998	(f	)
1030 Fabyan Parkway Batavia, IL		1,206	5,144		133		1,206	5,277	6,483	(765)	1978	1998	(f	)
4700 Ironwood Drive Franklin, WI		419	3,415	11	53		430	3,468	3,898	(511)	1998	1998	(f	)
2601 Bond Street University Park, IL		380	1,527	8	60		388	1,587	1,975	(227)	1975	1998	(f	)
201 Oakton Des Plaines, IL		838	3,351	8	1,962		846	5,313	6,159	(706)	1984	1998	(f	)
3601 Runge Avenue Franklin Park, IL		541	2,180	3	178		544	2,358	2,902	(327)	1962	1998	(f	)
3400 N. Powell Franklin Park, IL		812	3,277	3	49		815	3,326	4,141	(474)	1961	1998	(f	)
11440 West Addison Franklin Park, IL		540	2,200	3	187		543	2,387	2,930	(335)	1961	1998	(f	)
3434 N. Powell Franklin Park, IL		429	1,723	3	201		432	1,924	2,356	(281)	1960	1998	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
Warehouse/industrial properties:
7633 S. Sayre Bedford Park		167	700	4	99		171	799	970	(106)	1968/1969	1998	(f	)
1999 N. Ruby Franklin Park, IL		402	1,615	3	299		405	1,914	2,319	(261)	1962	1998	(f	)
11550 W. King Drive Franklin Park, IL		320	1,303	3	140		323	1,443	1,766	(199)	1963	1998	(f	)
7201 S. Leamington Bedford Park, IL		340	1,697	(4)	249		336	1,946	2,282	(256)	1958	1998	(f	)
1575 Executive Drive Elgin, IL		240	964	3	33		243	997	1,240	(142)	1980	1998	(f	)
7200 S. Mason Bedford Park, IL		1,037	4,286	3	243		1,040	4,529	5,569	(620)	1974	1998	(f	)
6000 W. 73rd Bedford Park, IL		794	3,190	16	384		810	3,574	4,384	(468)	1974	1998	(f	)
28160 N. Keith Lake Forest, IL		616	2,496	3	63		619	2,559	3,178	(364)	1989	1998	(f	)
28618 N. Ballard Lake Forest, IL		469	1,943	3	61		472	2,004	2,476	(283)	1984	1998	(f	)
11400 W. Melrose Street Franklin Park, IL		168	43	3	11		171	54	225	(40)		1998	(f	)
11801 S. Central Alsip, IL	$3,863	1,592	6,367	2	332		1,594	6,699	8,293	(924)	1985	1998	(f	)
1808 Swift Dr. Oak Brook, IL		475	2,620	675	13,266		1,150	15,886	17,036	(1,825)	1965/1969/1973	1997	(f	)
5611 W. Mill Road Milwaukee, WI		218	925		43		218	968	1,186	(121)	1960	1998	(f	)
100 W. Whitehall Northlake, IL		578	7,791		150	185	578	8,126	8,704	(957)	1999	1999	(f	)
101 45th Street Munster, IN		1,925	7,700	1	64		1,926	7,764	9,690	(949)	1991	1999	(f	)
250 W. 63rd Street Westmont, IL		188	751		24		188	775	963	(90)	1967	1999	(f	)
22W760 Poss Street Glen Ellyn, IL		286	1,145		26		286	1,171	1,457	(136)	1964	1999	(f	)
9714 S. Route 59 Naperville, IL		379	1,517		32		379	1,549	1,928	(180)	1988	1999	(f	)
1000 Swanson Dr. Batavia, IL		211	846		19		211	865	1,076	(101)	1990	1999	(f	)
425 N. Villa Avenue Villa Park, IL		325	1,300		25		325	1,325	1,650	(154)	1996	1999	(f	)
16951 State Street South Holland, IL		397	1,589		46		397	1,635	2,032	(190)	1983	1999	(f	)
1207 S. Greenwood Maywood, IL		10	40		23		10	63	73	(7)	1995	1999	(f	)
1336 W. Monee Rd. Crete, IL		28	112		27		28	139	167	(16)	1974	1999	(f	)
10047 Virginia Avenue Chicago Ridge, IL		240	960		17		240	977	1,217	(113)	1994	1999	(f	)
1140 W. Thorndale Itasca, IL		374	1,497	1	138		375	1,635	2,010	(185)	1984	1999	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
Warehouse/industrial properties:
1705-1775 Hubbard Avenue Batavia, IL		234	936		100		234	1,036	1,270	(125)	1985	1999	(f	)
900 Paramount Parkway Batavia, IL		250	1,001	2	26		252	1,027	1,279	(119)	1986	1999	(f	)
918 Paramount Parkway Batavia, IL		70	279		39		70	318	388	(37)	1987	1999	(f	)
902 Paramount Batavia, IL		99	394		37		99	431	530	(52)	1987	1999	(f	)
950 Paramount Parkway Batavia, IL		120	482		45		120	527	647	(61)	1987	1999	(f	)
934 Paramount Parkway Batavia, IL		82	326		22		82	348	430	(41)	1987	1999	(f	)
1243-53 Naperville, Dr. Romeoville, IL		526	2,102		92		526	2,194	2,720	(250)	1994	1999	(f	)
1200 Independence Blvd. Romeoville, IL		342	1,367		51		342	1,418	1,760	(161)	1983	1999	(f	)
1265 Naperville Dr. Romeoville, IL		571	2,285	1	115		572	2,400	2,972	(275)	1996	1999	(f	)
1287 Naperville Dr. Romeoville, IL		440	1,760		18		440	1,778	2,218	(207)	1997	1999	(f	)
737 Fargo Ave. Elk Grove Village, IL		460	1,841	12	88		472	1,929	2,401	(213)	1975	1999	(f	)
3511 W. Greentree Rd. Milwaukee, WI		540	2,160		390		540	2,550	3,090	(283)	1969-1971	1999	(f	)
951 Fargo Avenue Elk Grove Village, IL		954	2,470		1,567		954	4,037	4,991	(422)	1973	1999	(f	)
6736 W. Washington West Allis, WI		814	3,585	3	101		817	3,686	4,503	(455)	1998	1999	(f	)
301 E. Vienna Milwaukee, WI		1,005	4,022	22	(5)		1,027	4,017	5,044	(444)	1999	1999	(f	)
3602 N. Kennicott Arlington Heights, IL		515	3,735	11	37		526	3,772	4,298	(391)	1999	1999	(f	)
317 W. Lake Street Northlake, IL		2,735	10,940		1,193		2,735	12,133	14,868	(1,246)	1972	1999	(f	)
10801 W. Irving Park Rd Chicago, IL			7,553		14	159	0	7,726	7,726	(808)	1999	1999	(f	)
3450 W. Touhy Skokie, IL		970	3,881		281		970	4,162	5,132	(416)	1972	1999	(f	)
11100 W. Silver Spring Rd. Milwaukee, WI		986	3,945		48		986	3,993	4,979	(399)	1968	1999	(f	)
875 Diggins Street Harvard, IL		788	3,154	41	507		829	3,661	4,490	(348)	1952	1999	(f	)
3400 West Pratt Lincolnwood, IL		1,638	6,554	22	3,760		1,660	10,314	11,974	(920)	1955	1999	(f	)
5200 Proviso Drive Melrose Park, IL		52	208		299		52	507	559	(42)	1982	2000	(f	)
5000 Proviso Drive Melrose Park, IL		2,809	11,236		1,417		2,809	12,653	15,462	(1,171)	1982	2000	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
Warehouse/industrial properties:
4700 Proviso Drive Melrose Park, IL		3,168	12,673		603		3,168	13,276	16,444	(1,239)	1982	2000	(f	)
10700 Waveland Avenue Franklin Park, IL		686	2,746		59		686	2,805	3,491	(257)	1973	2000	(f	)
5700 McDermott Berkeley, IL		270	1,080		631		270	1,711	1,981	(266)	1967	2000	(f	)
7000 Monroe Street Willowbrook, IL		1,153	3,013		43		1,153	3,056	4,209	(274)	1999	2000	(f	)
16750 South Vincennes South Holland, IL	4,025	1,178	4,710		335		1,178	5,045	6,223	(445)	1970	2000	(f	)
9700 S. Harlem Ave Bridgeview, IL		576	2,304		41		576	2,345	2,921	(211)	1969	2000	(f	)
1810-1850 Northwestern Ave Gurnee, IL		822	3,289		89		822	3,378	4,200	(301)	1977	2000	(f	)
3841 Swanson Court Gurnee, IL		623	2,493		83		623	2,576	3,199	(233)	1978	2000	(f	)
6600 Industrial Drive Milwaukee, WI		500	2,000		422		500	2,422	2,922	(198)	1973	2000	(f	)
1221 Grandview Parkway Yorkville, WI		660	2,641		12		660	2,653	3,313	(218)	2000	2000	(f	)
8877 Union Center Road West Chester, OH		5,579	37,577		46		5,579	37,623	43,202	(4,181)	1999	2000	(f	)
500 Wall Street Glendale Heights, IL		1,610	6,440		439		1,610	6,879	8,489	(550)	1989	2000	(f	)
115 W. Lake Street Glendale Heights, IL		667	2,552		1,371		667	3,923	4,590	(266)	1999	2000	(f	)
600 W. Irving Park Road Bensenville, IL 60106		163	652	2	344		165	996	1,161	(62)	1982	2000	(f	)
145 Tower Road Burr Ridge, IL		463	1,851		337		463	2,188	2,651	(135)	1968	2000	(f	)
1311 Meacham Avenue Itasca, IL		990	3,960		649		990	4,609	5,599	(274)	1980	2001	(f	)
7620 South 10th Street Oak Creek, WI	2,076	620	2,480	20	726		640	3,206	3,846	(173)	1970	2001	(f	)
4000 S. Racine Chicago, IL		787	3,146		95		787	3,241	4,028	(186)	1968/1992	2001	(f	)
2900 S. 160th Street New Berlin, WI		1,070	4,280		103		1,070	4,383	5,453	(241)	1972/1974/1978	2001	(f	)
8100 100th Street Pleasant Prairie, WI		348	1,395		17		348	1,412	1,760	(71)	1991	2001	(f	)
6510 W. 73rd Street Bedford Park, IL		1,592	6,369		28		1,592	6,397	7,989	(320)	1974/1980	2001	(f	)
250 Mannheim Road Northlake, IL		1,184	4,814		303		1,184	5,117	6,301	(443)	1970	2001	(f	)
800-850 Regency Drive Glendale Heights, IL		572	2,288		90	572	2,378	2,950	(79)	1987		2001	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
Warehouse/industrial properties:
7020 Parkland Court Milwaukee, WI		730	2,924		24		730	2,948	3,678	(101)	1979	2001	(f	)
7025 Parkland Court Milwaukee, WI		1,376	5,505		73		1,376	5,578	6,954	(190)	1973	2001	(f	)
315 West Edgerton Milwaukee, WI		510	2,043		10		510	2,053	2,563	(70)	1971	2001	(f	)
5211 South 3rd Street Milwaukee, WI		2,390	9,563		50		2,390	9,613	12,003	(329)	1973	2001	(f	)
7475 South 6th Street Oak Creek, WI		845	3,384		8		845	3,392	4,237	(117)	1970	2001	(f	)
1111 Bowes Road Elgin, IL		1,099	4,395	10	175		1,109	4,570	5,679	(119)	1994	2002	(f	)
222 Hartrey Avenue Evanston, IL		510	2,039		74		510	2,113	2,623	(39)	1955/1961	2002	(f	)
2401 Brummel Place Evanston, IL		417	1,668		70		417	1,738	2,155	(32)	1950/1997	2002	(f	)
4930 South 2nd Street Milwaukee, WI		322	1,287		76		322	1,363	1,685	(24)	1972	2002	(f	)
4950 South 2nd Street Milwaukee, WI		121	485		30		121	515	636	(9)	1973	2002	(f	)
4960 South 2nd Street Milwaukee, WI		138	552		91		138	643	781	(10)	1971	2002	(f	)
5140 South 3rd Street Milwaukee, WI		110	438		110		110	548	658	(8)	1978	2002	(f	)
5144 South 3rd Street Milwaukee, WI		128	512		9		128	521	649	(10)	1972	2002	(f	)
5315 South 3rd Street Milwaukee, WI		616	2,462		9		616	2,471	3,087	(46)	1979	2002	(f	)
5319 South 3rd Street Milwaukee, WI		849	3,395		9		849	3,404	4,253	(63)	1980	2002	(f	)
5110 South 6th Street Milwaukee, WI		646	2,582		9		646	2,591	3,237	(48)	1972	2002	(f	)
4903-07 S. Howell Street Milwaukee, WI		162	650		79		162	729	891	(12)	1977	2002	(f	)
4965 S. Howell Street Milwaukee, WI		222	890		15		222	905	1,127	(17)	1976	2002	(f	)
5050 South 2nd Street Milwaukee, WI		417	1,666		9		417	1,675	2,092	(31)	1970	2002	(f	)
525 West Marquette Oak Creek, WI		654	2,618		228		654	2,846	3,500	(49)	1979	2002	(f	)
300 West Edgerton Milwaukee, WI		371	1,484		32		371	1,516	1,887	(28)	1970	2002	(f	)
5170-5250 S. 6th Street Milwaukee, WI		1,261	5,045		9		1,261	5,054	6,315	(94)	1997	2002	(f	)
W165 N5830 Ridgewood Menomonee Falls, WI		2,870	11,479		7		2,870	11,486	14,356	(213)	1996	2002	(f	)
800 Hilltop Drive Itasca, IL		396	1,585		195		396	1,780	2,176	(17)	1968	2002	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances (e)		Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
Warehouse/industrial properties:
325 Marmon Drive Bolingbrook, IL			1,314	5,255		46		1,314	5,301	6,615	(56)	1989	2002	(f	)
7330 Santa Fe Drive Hodgkins, IL			1,214	4,856		9		1,214	4,865	6,079		1979	2002	(f	)
2400 Commerce Drive Libertyville, IL			689	2,755		117		689	2,872	3,561		1994	2002	(f	)
4200 Victoria Street Chicago, IL			207	828		26		207	854	1,061		1960	2002	(f	)
3740 Hawthorne Lane Waukegan, IL	13,761 (g	)	246	986		4		246	990	1,236		1977	2002	(f	)
3776 Hawthorne Lane Waukegan, IL	(g	)	369	1,476		5		369	1,481	1,850		1977	2002	(f	)
3801 Hawthorne Lane Waukegan, IL	(g	)	1,163	4,652		5		1,163	4,657	5,820		1972	2002	(f	)
1921 Enterprise Court Libertyville, IL	(g	)	448	1,794		4		448	1,798	2,246		1977	2002	(f	)
500 Country Club Drive Bensenville, IL	(g	)	1,529	6,117		4		1,529	6,121	7,650		1974	2002	(f	)
6333 West Douglas Milwaukee, WI			141	564		85		141	649	790	(46)	1970	2000	(f	)
333 Northwest Avenue Northlake, IL			560	2,239	(27)	1,109		533	3,348	3,881	(157)	1968	2001	(f	)
505 Railroad Avenue Northlake, IL			1,530	6,121	24	731		1,554	6,852	8,406	(310)	1965/1988	2001	(f	)
1750 S. Lincoln Drive Freeport, IL						12,491	37	0	12,528	12,528	(585)	2001	2001	(f	)
625 Willowbrook Court Willowbrook, IL			487			5,429	97	487	5,526	6,013	(301)	2001	2001	(f	)
26634 S. Center Ind Park Rd Elwood, IL			2,255			11,827		2,255	12,038	14,293	2002	2002
One Bridge Street Gary, IN			593	1,817	(1)	787		592	2,604	3,196	(217)	1967/1989/1994	1999	(f	)
1014 Profile Road Bethlehem, NH			404	1,663		18		404	1,681	2,085	(199)	1989	2000	(f	)
2800 Henkle Drive Lebanon, OH			4	4,061	(4)	54		0	4,115	4,115	(486)	1994/1995/1997	2000	(f	)
3620 Swenson Avenue St. Charles, IL			378	1,517		25		378	1,542	1,920	(166)	1988/1992/1995	2000	(f	)
7750 Industrial Drive Forest Park, IL			360	1,534		165		360	1,699	2,059	(158)	1973	2000	(f	)
9450 Sergo Drive McCook, IL			386		3,405	14,223	211	3,791	14,434	18,225	(632)	2001	2001	(f	)
Construction In progress:
5480 W. 70th Bedford Park, IL			475	4	3	(4)		478		478
McCook land held for development McCook, IL					8,562			8,562		8,562

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances (e)	Land	Buildings and Improvements (a)	Land	Buildings and Improvements	Carrying Costs (b)	Land	Buildings and Improvements	Total (c) (d)	Accumulated Depreciation	Date of Construction	Date Acquired
Construction In progress:
CenterPoint Intermodal Center Elwood, IL			24,418		39,070	12,348		75,836	75,836
21561 W. Drummond Road Elwood, IL					7,229	56		7,285	7,285		2002	2002
O'Hare North—Building #4 Chicago, IL					2,701			2,701	2,701
O'Hare North—Infrastructure Chicago, IL					5,996			5,996	5,996
California & I-290 Expressway Chicago, IL			363		1,548	153		2,064	2,064
BNSF Montgomery Montgomery, IL			4,556		283	155		4,994	4,994
BNSF Naperville Naperville, IL			14,426		(1,980)	542		12,988	12,988
Retail properties:
100 Old McHenry Road Wheeling, IL		482	2,152		121		482	2,273	2,755	(762)	1989-1990	1993	(f	)
351 N. Rohlwing Road Itasca, IL		81	464	1			82	464	546	(134)	1989	1993	(f	)
4-48 Barrington Road Streamwood, IL		573	2,297	(62)	169		511	2,466	2,977	(779)	1989	1994	(f	)
Offices of the management Company Oak Brook, IL		675	15,918	(525)	(7,512)	513	150	8,919	9,069	(5,827)			(f	)

Subtotals	60,401	$169,928	$775,993	$9,538	$246,795	$16,644	$179,466	$1,039,643	1,219,109	($143,587)

Real estate held for sale:
BNSF land lease Elwood, IL	56,228			30,205			30,205		30,205		2002	2002
BNSF Naperville Land Naperville, IL			16,982		1,391			18,373	18,373
2301 Route 30 Plainfield, IL				54			54		54		1972/1984	1997	(f	)

Totals	$60,401	$169,928	$792,975	$39,797	$248,186	$16,644	$209,725	$1,058,016	1,267,741	$(143,587)

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

SCHEDULE III (Continued)

(Dollars in thousands)

Notes to Schedule III:

(a)
Initial cost for each respective property is the total acquisition costs associated with its purchase.

(b)
Carrying costs consist of capitalized construction period interest, taxes and insurance.

(c)
At December 31, 2002, the aggregate cost of land and buildings and equipment for Federal income tax purposes was approximately $1,175,978.

(d)
Reconciliation of real estate and accumulated depreciation, including assets held for development:

Reconciliation of Real Estate

	Year Ended December 31,
	2002	2001	2000
Balance at the beginning of year	$1,220,455	$1,112,153	$971,897
Additions	206,221	258,925	242,723
Impairment of asset	(1,228)	(40,000)
Dispositions and asset write-off	(157,707)	(110,623)	(102,467)

Balance at close of year	$1,267,741	$1,220,455	$1,112,153

Reconciliation of Accumulated Depreciation and Amortization

	Year Ended December 31,
	2002	2001	2000
Balance at beginning of year	$120,223	$109,020	$85,408
Depreciation and amortization	31,314	32,470	30,529
Impairment of asset		(2,006)
Acquisition of CRS		702
Acquisition of properties from CRS			1,294
Dispositions and asset write-off	(7,950)	(19,963)	(8,211)

Balance at close of year	$143,587	$120,223	$109,020

(e)
See description of encumbrances in Note 9 to Consolidated Financial Statements.

(f)
Depreciation is computed based upon the following estimated lives:

Buildings, improvements and carrying costs	31.5 to 40 years
Land improvements	15 years
Furniture, fixtures and equipment	4 to 15 years
(g)
These 5 properties collateralize $13,761 of mortgage bonds payable.

QuickLinks

TABLE OF CONTENTS
PART I
CenterPoint Porperties Trust Warehouse / Industrial Property Summary As of 12/31/2002
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.
  Item 6. Selected Financial Data
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES SELECTED FINANCIAL DATA (in thousands, except for per share data, ratios and number of properties)
SELECTED FINANCIAL DATA, CONTINUED
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
CENTERPOINT PROPERTIES TRUST INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except for share information)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except for share information)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except for per share data)
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
  SCHEDULE II
CENTERPOINT PROPERTIES TRUST VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
  Schedule III
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES SCHEDULE III (Continued) (Dollars in thousands)