Form 10-Q
period 2003-03-31
CENTERPOINT PROPERTIES TRUST
filed 2003-05-15
CIK 912893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-12630

CENTERPOINT PROPERTIES TRUST

(Exact name of registrant as specified in its charter)

Maryland	36-3910279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1808 Swift Road, Oak Brook, Illinois 60523-1501
(Address of principal executive offices)

(630) 586-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of Common Shares of Beneficial Interest outstanding as of May 12, 2003:  23,228,721.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

(UNAUDITED)

	March 31, 2003	December 31, 2002
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$178,417	$179,466
Buildings	777,963	772,722
Building Improvements	134,234	132,274
Furniture, fixtures and equipment	23,134	22,764
Construction in progress	114,279	111,883
	1,228,027	1,219,109
Less accumulated depreciation and amortization	(151,420)	(143,587)
Real estate held for sale, net of depreciation	33,100	48,632
Net investment in real estate	1,109,707	1,124,154

Cash and cash equivalents	3,894	910
Restricted cash and cash equivalents	44,245	60,441
Tenant accounts receivable, net	32,629	31,487
Mortgage notes receivable	21,201	21,247
Investments in and advances to affiliates	33,552	30,838
Prepaid expenses and other assets	43,789	20,784
Deferred expenses, net	15,155	16,463
	$1,304,172	$1,306,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable and other debt	$60,612	$80,286
Senior unsecured debt	350,000	500,000
Tax-exempt debt	94,420	94,420
Line of credit	201,000	18,000
Preferred dividends payable	1,060	1,060
Accounts payable	1,298	11,942
Accrued expenses	53,593	62,034
Rents received in advance and security deposits	11,852	11,623
	773,835	779,365
Commitments and contingencies
Shareholders’ equity
Series A Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized: 3,000,000 issued and outstanding having a liquidation preference of $25 per share ($75,000)	3	3
Series B convertible shares, 994,712 issued and outstanding having a liquidation preference of $50 per share ($49,736)	1	1
Common shares of beneficial interest, $.001 par value, 47,727,273 shares authorized; 23,214,768 and 22,753,913 issued and outstanding, respectively	23	23
Additional paid-in-capital	604,164	596,653
Retained earnings (deficit)	(52,885)	(54,474)
Other comprehensive income	(5,676)	(5,898)
Unearned compensation - restricted shares	(15,293)	(9,349)
Total shareholders’ equity	530,337	526,959
	$1,304,172	$1,306,324

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Revenues:
Minimum rents	$27,751	$25,490
Straight line rents	348	670
Expense reimbursements	8,658	8,198
Mortgage interest income	321	114
Real estate fee income	4,101	1,772

Total revenue	41,179	36,244

Expenses:
Real estate taxes	8,791	8,056
Property operating and leasing	6,230	5,300
General and administrative	1,721	1,363
Depreciation and amortization	8,724	8,340
Interest expense:
Interest incurred, net	5,335	6,794
Amortization of deferred financing costs	943	594

Total expenses	31,744	30,447

Income from continuing operations before income taxes and equity in net income of affiliate	9,435	5,797

Provision for income tax benefit (expense)	331	246
Equity in net income of affiliate	3	224

Income from continuing operations	9,769	6,267

Discontinued operations:
Gain on sale, net of tax	8,323	6,933
Income from discontuinued operations, net of tax	108	1,346

Income before gain on sale of real estate	18,200	14,546

Gain on sale of real estate, net of tax	—	2,880

Net Income	18,200	17,426

Preferred Dividends	(2,523)	(2,523)

Net income available to common shareholders	$15,677	$14,903

Per share income available to common shareholders from continuing operations
Basic	$0.31	$0.29
Diluted	$0.31	$0.28
Per share income from dicontinued operations
Basic	$0.36	$0.36
Diluted	$0.36	$0.35
Per share net income available to common shareholders
Basic	$0.68	$0.65
Diluted	$0.66	$0.64
Distributions per common share	$0.6075	$0.5775

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except for share information)

(UNAUDITED)

	2003	2002
Net Income	$18,200	$17,426

Other comprehensive income
Amortization of interest rate protection agreement	222	—
Comprehensive income	$18,422	$17,426

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net Income	$18,200	$17,426
Adjustments to reconcile net income to net cash provided by operating activities
Bad debts	100	—
Depreciation	8,323	7,684
Amortization of deferred financing costs	943	594
Other amortization	511	1,220
Straight-line rents	(349)	(700)
Incentive stock awards	464	385
Equity in net income of affiliates	(3)	(224)
Gain on disposal of real estate	(8,323)	(10,850)
Net changes in:
Tenant accounts receivable	(905)	(2,114)
Prepaid expenses and other assets	1,994	(2,980)
Rents received in advance and security deposits	244	1,256
Accounts payable and accrued expenses	(14,714)	(7,625)
Net cash provided by (used in) operating activities	6,485	4,072

Cash flows from investing activities
Change in restricted cash and cash equivalents	16,196	(57,724)
Acquisition of real estate	—	(16,427)
Additions to construction in progress	(16,046)	(14,454)
Improvements and additions to properties	(3,023)	(1,935)
Disposition of real estate	10,255	39,024
Change in deposits on acquisitions	(872)	(126)
Investment in notes receivable	(78,679)	—
Repayment of notes receivable	54,511	—
Issuance of mortgage notes receivable	(55)	—
Repayment of mortgage notes receivable	101	1,782
Investment in and advances to affiliate	(2,711)	1,512
Receivables from affiliates and employees	41	39
Additions to deferred expenses	(370)	(1,691)
Net cash used in investing activities	(20,652)	(50,000)

Cash flows from financing activities
Proceeds from sale of common shares	1,124	1,574
Proceeds from issuance of tax exempt bonds	—	47,000
Proceeds from issuance of line of credit	262,000	36,000
Repayment of line of credit	(79,000)	(24,000)
Repayments of mortgage notes payable	(366)	(153)
Repayment of senior unsecured debt	(150,000)	—
Distributions	(16,607)	(15,724)
Net cash provided by financing activities	17,151	44,697
Net change in cash and cash equivalents	2,984	(1,231)
Cash and cash equivalents, beginning of period	910	1,851

Cash and cash equivalents, end of period	$3,894	$620

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for share data)

(UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and subsidiaries (the “Company”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the December 31, 2002 Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the December 31, 2002 Audited Financial Statements included in the Company’s annual report on Form 10-K and present interim disclosures as required by the SEC.  The accompanying Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim financial statements.

The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.                                      Recent Pronouncements

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). This Interpretation addresses consolidation by business enterprises of special purposes entities (“SPE’s”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPE’s have no voting interests or otherwise are not subject to control through ownership of voting interests.  For Variable Interest Entities created before February 1, 2003, the provisions of this interpretation are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003.  For Variable Interest Entities created after January 31, 2003, the provisions of this interpretation are effective immediately. The Company does not expect the requirements of FIN 46 to have a material impact on results of operations, financial position or liquidity.

2                                         Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

Stock Incentive Plans

Under the terms of the Company’s 2000 Omnibus Employee Retention and Incentive Plan (the “Plan”), employees were granted 114,914 restricted shares at $56.30 on March 7, 2003 and 200 restricted shares at $58.38 on March 25, 2003.  Shares were awarded in the name of each of the participants, who have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions.  Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met.  Unearned compensation was recorded at the date of award based on the market value of the shares.  The unearned compensation is being amortized over the eight-year vesting period or sooner if certain performance thresholds are met.

Under the terms of the Plan, options for 139,080 common shares were issued on March 7, 2003.  The options were granted with an exercise price of $56.30 per share and are exercisable per the plan.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended March 31, (in thousands, except per share data)
	2003	2002

Net income available to common shareholders, as reported	$15,677	$14,903
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(420)	(494)

Proforma net income available to common shareholders, as reported	$15,257	$14,409

Per share net income available to common shareholders
Basic - as reported	$0.68	$0.65
Basic - pro forma	$0.66	$0.63

Diluted - as reported	$0.66	$0.64
Diluted - pro forma	$0.65	$0.62

3.                                      Acquisition and Disposition of Real Estate

In the first three months of 2003, the Company disposed of three operating properties, two land parcels, a parking lot and 21.5% of its tenancy in common interest in the 620 acre rail yard leased to the Burlington Northern Santa Fe (“BNSF”) for an aggregate sales price of approximately $26.8 million.

4.                                      Discontinued Operations and Assets Held for Sale

The Company’s results of operations include the operating results of both properties disposed and properties held for future sale.  As of March 31, 2003 and 2002, the Company included all of the results of operations from the 25 operating properties disposed since January 1, 2002 in discontinued operations, income from sold properties, net of tax.  Also, in 2002, the Company contracted to sell its tenancy in common interest in the 620 acre (unaudited) rail yard leased to the BNSF before the end of 2003.  37.5% of its interest was sold in the fourth quarter of 2002 and 21.5% of its interest was sold in 2003.  Therefore, the Company’s remaining interest of 41% was held for sale as of March 31, 2003.  The following table summarizes certain information regarding the disposed operating properties and the assets held for sale as of March 31, 2003:

	Three Months Ended March 31,
	2003	2002

Discontinued operations:
Total revenues	$1,272	$2,648
Operating (expenses) and (income taxes)	(1,164)	(1,302)

Income from discontuinued operations, net of tax	$108	$1,346

Also, as of December 31, 2002, the Company had 64 acres of land held for sale, located in a retail and commercial district of Naperville, Illinois, which went under contract for sale in the fourth quarter of 2002.  Since that time, the Company closed on the sale of nine acres and the remaining 55 acres are held for sale as of March 31, 2002.  There was no net income on this property in 2002 or 2003.

5.                                      Investment in and Advances to Affiliates

The Company accounts for its investments in affiliates using the equity method whereby its cost of investment is adjusted for its share of equity in net income of loss from the date of acquisition and reduced by distributions received.

The equity method is applied to investments when the Company does not have a majority interest in the investee, but does have significant influence over the operating and financial policies of the investee company.  The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.

CenterPoint Joint Venture, L.L.C.

At March 31, 2003, CenterPoint Realty Services (“CRS”), the Company’s wholly owned taxable REIT subsidiary, maintains a 25% investment in CenterPoint Venture, LLC (the “Venture”).  The Venture was formed on January 21, 2000 with CalEast Industrial Investors LLC, an investment vehicle between the California Public Employees Retirement System (“CalPERS”) and Jones Lang LaSalle.

CRS paid an additional $1.8 million in syndication fees relating to the Venture and is amortizing these on a straight-line basis over the life of the Venture, seven years.  Amortization of syndication fees of $64 thousand for both years, is included in equity in net income of affiliates.  Unamortized syndication fees of $986 thousand are included in investments in and advances to affiliates.

Summarized financial information for the Venture is shown below.

Balance Sheet

	March 31, 2003	December 31, 2002
Assets
Net investment in real estate	$89,161	$88,896
Other assets	3,632	4,764
Total assets	$92,793	$93,660

Liabilities
Secured line of credit	$51,340	$54,904
Other liabilities	11,386	12,230
Total liabilities	62,726	67,134

Members’ equity	30,067	26,526

Total liabilities and members’ equity	$92,793	$93,660

Statement of Operations

	Three Months Ended
	March 31, 2003	March 31, 2002
Rental revenue	$2,704	$2,525

Operating expenses
Property, operating and leasing	1,359	769
Depreciation and amortization	682	581
Interest	465	320
Total operating expenses	2,506	1,670

Net income	$198	$855

The Venture owned 15 warehouse/industrial properties, totaling 2.4 million square feet (unaudited), as of March 31, 2003, which were 80% leased (unaudited).  The Venture also had one warehouse/industrial property under construction as of March 31, 2003 and December 31, 2002.

The Company earned fees from the Venture totaling $0.1 million for acquisitions, administrative services and for property management services for the first three months of 2003 and 2002.  At March 31, 2003 and December 31, 2002, the Company had $0.1 million receivable for these fees.

Chicago Manufacturing Campus, L.L.C.

On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Motor Land Development Corporation (“Ford Land”) to develop Ford’s new automotive supplier manufacturing campus located on Chicago’s southeast side.  Chicago Manufacturing Campus, LLC (“CMC”), is owned 51% by CenterPoint and 49% by Ford Land.  The park will occupy a 155-acre former brownfield site located approximately one-half mile from Ford’s Chicago

Assembly Plant on the southeast side, near the intersection of 126th Street and Torrence Avenue.  Site preparation and construction of five buildings, or 1.6 million square feet, began during the second quarter of 2002 and will continue through the third quarter of 2003.   Equity contributions by the venture partners of CMC is summarized below (as of March 31, 2003):

	CenterPoint	Ford Land
Land contributions	$5,335	$—
Cash contributions	19,742	24,094

Total contributions	$25,077	$24,094

Total contribution commitment	$52,000	$36,000

Although the Company has a majority ownership in the venture, there is equal participation on the board of directors of the venture, which provides the minority owner with participating rights that meet the criteria of EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”.  Accordingly, the Company is accounting for the venture using the equity method.  Summarized financial information for CMC is shown below.

Balance Sheet

	March 31, 2003	December 31, 2002

Assets
Construction in progress	$53,486	$47,115
Restricted cash	5,013	5,144
Other assets	3,893	4,544
Total assets	62,392	56,803

Liabilities	13,110	12,534
Members equity	49,282	44,269

Total liabilities and members equity	$62,392	$56,803

Statement of Operations

	Three Months Ended March 31,
	2003	2002

Interest income	$21	$3
General and administrative (expense)	(8)	(2)

Net income	$13	$1

CenterPoint incurred $0.4 million in internal development costs that were not reimbursed by CMC upon inception and are included in the Company’s investments in and advances to affiliates.  During the first three months of 2003, the Company has capitalized $0.3 million in interest to the extent of its equity investment and this interest is included in investments in and advances to affiliates.  These costs will be amortized over the depreciation period of the buildings constructed in this project.  There was no such amortization in the first three months of 2003.

During the first three months of 2003 and 2002, the Company earned fees from CMC of $0.4 million and $0.4 million, respectively.  $0.2 million and $0.2 million of these fees earned were deferred in the first three months of 2003 and 2002, respectively, due to the Company’s ownership percentage in CMC.  At March 31, 2003, the Company had $0.6 million in fees receivable from CMC.

6.                                      Supplemental Information to Statements of Cash Flows (in thousands)

Supplemental disclosures of cash flow information for the three months ended March 31, 2003 and 2002:

	2003	2002

Interest paid, net of interest capitalized	$13,141	$10,021
Interest capitalized	2,131	2,090

In conjunction with the acquisition of real estate, for the three months ended March 31, 2003 and 2002, the Company acquired the following asset and assumed the following liability amounts:

	2003	2002

Purchase of real estate	$—	$(20,116)
Mortgage notes payable	—	3,530
Liabilities, net of other assets	—	159
Acquisition of real estate	$—	$(16,427)

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the three months ended March 31, 2003 and 2002:

	2003	2002

Disposal of real estate	$26,814	$37,855
Mortgage notes payable assumed by buyers	(19,308)	—
Mortgage notes receivable	—	(5,085)
Liabilities, net of other assets	2,749	6,254
Disposition of real estate	$10,255	$39,024

In conjunction with the Company’s initial and subsequent contributions of land to CMC in 2002, the Company reclassified $5.7 million in land basis to investments in and advances to affiliates.

7.                                      Notes Receivable

On February 6, 2003, CalEast, CenterPoint’s partner in CenterPoint Venture, invested approximately $109.0 million in six properties leased to Home Depot, totaling 2.6 million square feet (unaudited), and the Company funded $78.2 million of this investment in the form of an unsecured note receivable with proceeds from its line of credit.

Subsequently, CalEast sold three of the buildings and repaid a portion of the note receivable, and the Company earned $3.7 million in fees for the loan and buyout of its purchase option.  These fees are presented in real estate fee income on the Company’s Consolidated Statement of Operations.  As of March 31, 2003, the balance of that note receivable is $24.2 million, which is included in prepaid expenses and other assets.  The buildings are newly constructed, state of the art distribution centers and truck terminals located in the major markets of New York, Los Angeles, Dallas, Houston, Orlando and Seattle.

8.                                      Mortgage Notes Payable and Other Debt

In connection with the sale of the 21.5% interest in the land leased to the BNSF at CenterPoint Intermodal Center, Elwood, IL, the buyer assumed $19.3 million in debt from the Company.

9.                                      Senior Unsecured Debt

Upon maturity, January 15, 2003, the Company paid off its outstanding $150.0 million senior unsecured notes, which were at a rate of 7.9%, with proceeds from its line of credit.

10.                               Income Taxes

In the first three months of 2002, the provision for income taxes is $0.8 million, $11 thousand of which is related to the tax benefit associated with the income from operations of sold properties which is included in discontinued operations.  The components of income tax expense for the periods presented are as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Current:
Federal	$89	$1,608
State	—	372
Deferred:
Federal	130	(2,260)
State	112	(522)
	$331	$(802)

The actual tax expense differs from the statutory income tax expense for the periods presented as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Tax benefit (expense) at federal rate	$287	$(703)
State tax benefit (expense), net of federal benefit	41	(99)
Tax exempt interest	61	—
Other	(58)	—
	$331	$(802)

11.                               Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations and liquidity of the Company.

The Company has entered into other contracts for the acquisition and disposition of properties.  Each acquisition transaction is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the projects.

At March 31, 2003, three of the properties owned by the Company were subject to purchase options held by certain tenants.  The purchase options were exercisable at various intervals through 2027 for amounts that are greater than the net book value of the assets.

12.                               Earnings Per Common Share

The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	(in thousands, except for share data)
Numerators:

Income from continuing operations	$9,769	$6,267
Gain on sale of real estate, net of tax	—	2,880
Dividend on preferred shares	(2,523)	(2,523)
Income available to common shareholders from continuing operations - for basic and diluted EPS	$7,246	$6,624

Discontinued operations
Gain on sale, net of tax	8,323	6,933
Income from operations of sold properties, net of tax	108	1,346
Discontinued operations - for basic and diluted EPS	$8,431	$8,279

Net income available to common shareholders - for basic and diluted EPS	$15,677	$14,903

Denominators:

Weighted average common shares outstanding - for basic EPS	23,109,149	22,852,866
Effect of share options	577,615	592,103
Weighted average common shares outstanding - for diluted EPS	23,686,764	23,444,969

Basic EPS:
Income available to common shareholders from continuing operations	$0.31	$0.29
Discontinued Operations	$0.36	$0.36
Net income available to common shareholders	$0.68	$0.65

Diluted EPS:
Income available to common shareholders from continuing operations	$0.31	$0.28
Discontinued Operations	$0.36	$0.35
Net income available to common shareholders	$0.66	$0.64

The assumed conversion of the convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the three months ended March 31, 2003 and 2002 would be anti-dilutive.

13.          Subsequent Events

On May 5, 2003, the Company issued $75.0 million of variable rate Series C Cumulative Redeemable Preferred Shares through a private placement to an institutional investor. The Series C Preferred Shares were not registered under the Securities Act and may not be offered or sold in the United States without registration or an exemption from registration. The initial dividend rate on the Series C Preferred Shares is three month LIBOR plus 150 basis points, currently 2.8%.

On May 6, 2003, proceeds from this issuance were used to redeem all outstanding shares of the Company’s 8.48% Series A Cumulative Redeemable Preferred Shares (redemption announced April 1, 2003) for an aggregate redemption price of $25.0353 per share of Series A Preferred Shares (approximately $75.1 million).

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following is a discussion of the historical operating results of the Company.  The discussion should be read in conjunction with the Company’s Form 10-K filed for the fiscal year ended December 31, 2002 and the unaudited financial statements presented with this Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002.

Revenues

Total revenues increased by $4.9 million, or 13.6%, over the same period last year as described below.

In the first quarter of 2003, 90.0% of total revenues were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.  In the first quarter of 2002, 95.1% of total revenues consisted of operating and investment revenue.  This change in the composition of income was mainly due to the increase in real estate fee income for 2003, which increased total revenues, but is not a component of operating and investment revenue.  The operating and investment revenues increase was due mainly to an increase in minimum rents from a full period of operations on 2002 investments offset by an increase in vacancy.

Real estate fee income increased $2.3 million due mainly to loan and option buyout fees earned in 2003 on the CalEast loan for the Home Depot properties, mentioned in Item 1 note 6.  There were no similar fees in 2002.

Operating Expenses

Real estate tax expense increased by $0.7 million when comparing 2003 to 2002 due mainly to a full period of operations on 2002 investments.  Property operating and leasing expense increased by $0.9 million due mainly to increased gas cost and utilities on vacant spaces and due to increased payroll related cost.  The following is a breakdown of the composition of the Company’s property operating and leasing costs:

	Three Months Ended March 31,
	2003	2002

Property operating
includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$3,187	$2,811

Property management
includes property management and portfolio construction costs	1,276	1,144

Asset management
includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	1,767	1,345

Total property operating and leasing	$6,230	$5,300

General and administrative expenses increased by $0.4 million when comparing the first quarter of 2003 to 2002 due in part to increased legal and professional fees for regulatory compliance and payroll related expenses.

Depreciation and amortization expense increased by $0.4 million when comparing the first quarter of 2003 to 2002 due to a full period of operations on 2002 investments.

Interest incurred, net, decreased when comparing the first quarter of 2003 to 2002 due to the payoff of $150.0 million of high rate debt in January, 2003.  Also, the Company benefited from lower interest rates on variable debt and lower average line balances.  Amortization of deferred financing costs increased due to the August, 2002 issuance of $150 million in debt and the amortization of its issuance and interest rate lock costs.

Other Income and Expense Items

The provision for income tax benefit increased $0.1 million when comparing periods due to higher losses incurred on CRS, the Company’s taxable REIT subsidiary, in 2003 compared to 2002 from higher vacancies.

Equity in net income of affiliates decreased slightly when comparing periods due to weakened market conditions and vacancies incurred on the affiliate level.

Discontinued operations includes both the gain or loss from the sale of operating real estate and the income or loss from operations of those operating properties and operating properties held for sale, in accordance with FAS No. 144.  All gains on the sale of operating properties sold, excluding those held for sale as of December 31, 2001, are categorized here.  Also, the net income from these properties sold for 2003 and 2002 is categorized in discontinued operations.  Gains on the sale of real estate in discontinued operations increased in 2003 compared to 2002 due to the classification of a portion of the real estate gains in 2002 before discontinued operations.

Gains on the sale of real estate, net of tax includes only gains and losses on the sale of properties that never had operations or identifiable cash flows and assets held for sale prior to 2002.  This category decreased by $2.9 million compared to the first quarter of 2002 because 2002 includes the gain associated with the sale of one completed development, and there are no comparable gains in 2003.  All property sales resulting in gains recognized by CenterPoint in the first quarter of 2003 had prior operating history and are included in discontinued operations.

Net Income Available to Common Shareholders and Other Measures of Operations

Net income available to common shareholders increased $0.8 million or 5.2% due mainly to an increase in fees related to developments and increase in gains that resulted from capital recycling activities.

Funds from Operations

Funds from operations (“FFO”) increased 5.1% from $23.6 million to $24.8 million when comparing the first quarter of 2002 to the first quarter of 2003, due to the increase in operating and investment revenues and gains on the sale of real estate, both mentioned above.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO (April, 2002 White Paper) as net income excluding gains (or losses) from sales of property, plus depreciation and amortization.  NAREIT adds, “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.”  Accordingly, CenterPoint calculates FFO inclusive of fee income and industrial property sales (net of accumulated depreciation) of the Company and its unconsolidated affiliates.  CenterPoint and NAREIT have adopted FFO as a real estate performance metric useful to investors because real estate depreciation according to current generally accepted accounting principles (“GAAP”) requires depreciation expense on operating real estate assets that tend to hold or accrete in value.  For this reason, the Company and NAREIT believe that earnings before depreciation is another useful measure of real estate company performance.

Furthermore, the Company believes that FFO inclusive of cash gains better reflects recurring funds because the disposition of stabilized properties, and the recycling of capital and profits to new “value added” investments, is fundamental to the Company’s business strategy.  FFO does not represent cash flow from operations as defined by GAAP, should not be considered by the reader as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO FFO

INCLUSIVE OF GAINS AND LOSSES, NET OF ACCUMULATED DEPRECIATION

(in thousands)

	Three Months Ended March 31,
	2003	2002

Net income available to common shareholders	$15,677	$14,903
Depreciation and amortization, net of tax:
Continuing operations	8,442	8,193
Discontinued operations	112	564
Unconsolidated subsidiaries	82	68
Accumulated depreciation of sold industrial assets, net of tax	(492)	(1,070)
Convertible preferred dividend	933	933

Funds from operations	$24,754	$23,591

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO FFO

EXCLUSIVE OF GAINS AND LOSSES, NET OF ACCUMULATED DEPRECIATION

(in thousands)

	Three Months Ended March 31,
	2003	2002

Funds from operations	$24,754	$23,591
Gains on the sale of real estate, net of tax	—	(2,880)
Gains on sale, net of tax from discontinued operations	(8,323)	(6,933)
Accumulated depreciation of sold industrial assets, net of tax	492	1,070

Funds from operations exclusive of gains and losses, net of accumulated depreciation	$16,923	$14,848

FFO exclusive of gains and losses, net of accumulated depreciation, increased by $2.1 million when comparing periods due mainly to the increase in operating and investment revenues and real estate fee income, mentioned above.

Earnings before Interest, Income Taxes, Depreciation and Amortization

EBITDA stands for earnings before interest, income taxes, depreciation and amortization.  Management believes that EBITDA is helpful to investors as an indication of property operations, because it excludes costs of financing and non-cash depreciation and amortization amounts.  Additionally, EBITDA is a measure commonly used by financial analysts because of its value in measuring operating performance.  EBITDA decreased 1.7% from $34.5 million in 2002 to $33.9 million in 2003 due to increased property operating and leasing costs and general and administrative costs relative to the increase in revenues, which were described above.  EBITDA does not represent cash flows from operations as defined by GAAP, should not be considered by the reader as an alternative to net income as an indicator of the Company’s operating performance, and is not indicative of cash available to fund all cash flow needs.

Investors are cautioned that EBITDA, as calculated by the Company, may not be comparable to similarly titled but differently calculated measures for other REITs.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO EBITDA

(in thousands)

	Three Months Ended March 31,
	2003	2002

Net income available to common shareholders	$15,677	$14,903
Preferred dividends	2,523	2,523
Interest incurred, net	5,335	6,794
Interest incurred, net from discontinued operations	907	—
Amortization of deferred financing costs	943	594
Provision for income tax expense	(331)	(246)
Provision for income tax expense from disc operations	—	12
Provision for income tax expense in gain on sale, net of tax	—	1,036
Depreciation and amortization	8,724	8,340
Depreciation and amortization from discontinued operations	112	564

EBITDA	$33,890	$34,520

Net Operating Income Margin

The Company also measures its net operating income (“NOI”) margin, which is calculated as operating and investment revenues less real estate taxes and property operating and leasing divided by total operating and investment revenues.  This margin measures the percentage of property revenues retained by the Company.  Management believes this measure can also be valuable to investors as a gauge of property level operating efficiency.  The NOI margin for the first quarter of 2003 was 59.5% compared to 61.3% for 2002, decreasing due to higher vacancy costs.

NOI MARGIN CALCULATION

(in thousands)

	Three Months Ended March 31,
	2003	2002

Minimum rents	$27,751	$25,490
Straight line rents	348	670
Expense reimbursements	8,658	8,198
Mortgage interest income	321	114

Operating and investment revenue	37,078	34,472

Real estate taxes	(8,791)	(8,056)
Property operating and leasing	(6,230)	(5,300)

Operating expenses	(15,021)	(13,356)

NOI	$22,057	$21,116

NOI margin (NOI/operating and investment revenue)	59.5%	61.3%

Liquidity and Capital Resources

Operating and Investment Cash Flow

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital raises, have been used to fund, on a long term basis, acquisitions and other capital costs.  In the first three months of 2003, cash flow from operations provided $6.5 million which was lower than the $16.6 million in distributions.  Operating cash flows were not sufficient to fund 2003 distributions for the first three months of the year due to a high concentration of gains in net income during 2003, which are deducted from operating cash flows, and due to a high concentration of liabilities that come due in the first quarter.  The Company expects future operating cash flow and capital recycling activities to be sufficient to fund distributions and a significant portion of future investment activities.

For the first three months of 2003, the Company’s investment activities include advances for construction in progress of $16.0 million, investment in notes receivable of $78.7 million and improvements and additions to properties of $3.0 million.  These activities were funded with proceeds from the disposition of real estate of $10.3 million and advances on the company’s line of credit.  Advances on the Company’s line of credit also funded advances to affiliates of $2.7 million for construction in progress at the subsidiary level.

Equity and Share Activity

During the first three months of 2003, the Company paid distributions on common shares of $14.1 million or $0.6075 per share.  Also, in 2003, the Company paid dividends on Series A

Preferred Shares of $1.6 million or $0.53 per share and $0.9 million for dividends on Series B Convertible Preferred Shares or $0.9375 per share.  The following factors, among others, will affect the future availability of funds for distribution:  (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company’s unsecured line of credit and (iv) terms of future debt agreements.

Debt Capacity

The Company seeks to maintain capacity substantially in excess of anticipated requirements, considering all available funding sources.  At March 31, 2003, the Company’s debt constituted approximately 32.2% of its fully diluted total market capitalization.  Year to date, the Company’s EBITDA to debt service coverage ratio increased from the prior year to 5.4 to 1 from 5.1 to 1, and the Company’s EBITDA to fixed charge coverage ratio increased from the prior year to 3.9 to 1 from 3.7 to 1.  The Company’s common equity market capitalization was approximately $1.3 billion, and its fully diluted total market capitalization was approximately $2.2 billion.

Liquidity

The Company believes it has strong liquidity and capital resources available to meet its current needs.  The Company has a $350.0 million unsecured credit facility with a termination date of October 24, 2003 and interest rate of LIBOR plus 100 basis points.  The unsecured facility is led by Bank One, Lead Arranger and Administrative Agent. Other banks participating in the facility are Bank of America, N.A., Syndication Agent; First Union National Bank, Documentation Agent; U.S. Bank National Association, Managing Agent; Commerzbank AG, Managing Agent; AmSouth Bank, Managing Agent; LaSalle National Bank; Citizens Bank; South Trust Bank; Firstar Bank; ErsteBank; The Northern Trust Company; Comerica Bank and Key Bank.  The Company is currently pursuing a renewal of its line of credit and expects it to be completed prior to its termination in October, 2003.

As of May 12, 2003, the Company had outstanding borrowings of $233.0 million under the Company’s unsecured line of credit (approximately 32.3% of the Company’s fully diluted total market capitalization), and the Company had remaining availability of $127.0 million under its unsecured line of credit.

Since the end of the first quarter, the Company has issued $75.0 million of variable rate Series C Cumulative Redeemable Preferred Shares through a private placement to an institutional investor.  The initial dividend rate on the Series C Preferred Shares is three month LIBOR plus 150 basis points, currently 2.8%.  However, the effective dividend rate increases after the first 90 days and the Company plans to redeem these shares with proceeds drawn from its unsecured line of credit.

Risks, Uncertainties and Capital Opportunities

The Company has considered its short-term (one year or less) capital needs, in conjunction with its estimated future cash flow from operations and other expected sources.  The Company believes that its ability to fund operating expenses, building improvements, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code, will be met by recurring operating and investment revenue and other real estate income.

The Company’s operating cash flows face the following significant risks and uncertainties:

•                                          The Company’s ability to re-lease existing or new vacant spaces with favorable lease terms, limiting the Company’s exposure to costs incurred during vacancy.

•                                          The Company’s need to complete tenant related improvements for spaces in order to maintain favorable lease terms for which the tenants may not reimburse the Company.

•                                          The Company may incur costs for building-related capital improvements necessary to maintain the useful life and enhance the utility of their properties.

•                                          Tenant financial difficulties including their ability to pay rent.

Long-term (greater than one year) capital needs for property acquisitions, scheduled debt maturities, major redevelopment projects, expansions and construction of build-to-suit properties will be supported, initially by disposition proceeds, supplemented by draws on the Company’s unsecured line of credit, followed by the issuance of long-term unsecured indebtedness and if necessary equity issuance.  Finally, proceeds from developer notes backed by tax increment financing arrangements will also be used to fund future development costs.

In addition, during 2003 the Company is actively pursuing capital strategies that include the sale of all or a portion of its TIF backed developer notes held in conjunction with the CenterPoint Intermodal Center.  In the future, the Company expects to be reimbursed through developer notes backed by tax increment financing arrangements for up to $125 million in construction costs incurred related to developing CenterPoint Intermodal Center.

The Company faces the following significant risks and uncertainties related to its long term liquidity and capital resources:

•                                          As part of the Company’s capital recycling strategy, the Company disposes of and acquires properties utilizing 1031 tax-free exchanges.  If market conditions make it difficult to complete a 1031 transaction, the sale could become taxable.

•                                          If the real estate market or economic conditions in the greater Chicagoland area decline, this would greatly affect the Company and its tenants.

•                                          The market’s ability to absorb newly constructed space and market vacancies.

•                                          The Company’s ability to refinance its existing indebtedness with favorable terms.  The Company’s risks related to interest rate increases are discussed in Item 3.

•                                          The Company’s effectiveness at controlling construction costs related to current and future developments in order to meet projected returns and leasing terms.

•                                          As a REIT, the Company must distribute 90% of its annual ordinary taxable income, which limits the amount of cash it has available for other business purposes, including amounts to fund long-term capital needs.

•                                          If needed, the Company’s ability to raise capital through the issuance of preferred shares, common shares or securities that are convertible into common shares at favorable terms.

Inflation

Inflation has not had a significant impact on the Company because of the relatively low inflation rates in the Company’s markets of operation.  Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.  In addition, many of the leases are for remaining terms less than five years which may enable the Company to replace existing leases with new leases at higher base rental rates if rents of existing leases are below the then-existing market rate.

Recent Pronouncements

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). This Interpretation addresses consolidation by business enterprises of special purposes entities (“SPE’s”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPE’s have no voting interests or otherwise are not subject to control through ownership of voting interests.  For Variable Interest Entities created before February 1, 2003, the provisions of this interpretation are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003.  For Variable Interest Entities created after January 31, 2003, the provisions of this interpretation are effective immediately. The Company does not expect the requirements of FIN 46 to have a material impact on results of operations, financial position or liquidity.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company’s actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants’ business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company’s properties are located, the existence of complex regulations relating to the Company’s status as a REIT and the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company’s securities.

Item 3.       Qualitative and Quantitative Disclosures about Market Risk

The Company assesses its risk in relation to market conditions, and a discussion about the Company’s exposure to possible changes in market conditions follows.  This discussion involves the effect on earnings, cash flows and the value of the Company’s financial instruments as a result of possible future market condition changes.  The discussions below include “forward looking statements” regarding market risk, but management is not forecasting the occurrence of these market changes.  The actual earnings and cash flows of the Company may differ materially from the projections discussed below.

At March 31, 2003, $295.4 million or 41.8% of the Company’s debt was variable rate debt and $410.6 million or 58.2% of the debt was fixed rate debt.  Based on the amount of variable debt outstanding as of March 31, 2003, a 10% increase or decrease in the Company’s interest rate on the Company’s variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.6 million per year.  A similar change in interest rates on the Company’s fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt.  An increase in interest rates would decrease the fair value of the Company’s fixed rate debt.

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

Item 4.       Controls and Procedures

As of April 14, 2003 (the “Evaluation Date”), John S. Gates, Jr., Chief Executive Officer of the Company, and Paul S. Fisher, Executive Vice President, Chief Financial Officer and Secretary of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the Evaluation Date, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description

4.7	Articles Supplementary for the 3,000,121 Series C Cumulative Redeemable Preferred Shares issued May 5, 2003.

10.1	Stock Grant Agreement between the Company and Paul Ahern.

10.2	Stock Grant Agreement between the Company and Paul S. Fisher.

10.3	Stock Grant Agreement between the Company and John S. Gates, Jr.

10.4	Stock Grant Agreement between the Company and Rockford O. Kottka.

10.5	Stock Grant Agreement between the Company and Michael M. Mullen.

10.6	Stock Option Agreement between the Company and Paul S. Fisher.

10.7	Stock Option Agreement between the Company and John S. Gates, Jr.

10.8	Stock Option Agreement between the Company and Rockford O. Kottka.

10.9	Stock Option Agreement between the Company and Michael M. Mullen.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST
a Maryland Company

	By:	/s/ Paul S. Fisher
Paul S. Fisher
Executive Vice President and
Chief Financial Officer
May 12, 2003		(Principal Accounting Officer)

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003

By:	/s/ Paul S. Fisher
Paul S. Fisher
Executive Vice President and
Chief Financial Officer