Form 10-Q
period 2003-06-30
CENTERPOINT PROPERTIES TRUST
filed 2003-08-14
CIK 912893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-12630

CENTERPOINT PROPERTIES TRUST

(Exact name of registrant as specified in its charter)

Maryland	36-3910279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1808 Swift Road, Oak Brook, Illinois 60523-1501
(Address of principal executive offices)

(630) 586-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Number of Common Shares of Beneficial Interest outstanding as of August 13, 2003: 22,947,305.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

(UNAUDITED)

	June 30, 2003	December 31, 2002
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$179,331	$179,466
Buildings	778,999	772,722
Building Improvements	137,949	132,274
Furniture, fixtures and equipment	23,653	22,764
Construction in progress	110,454	111,883
	1,230,386	1,219,109
Less accumulated depreciation and amortization	(157,845)	(143,587)
Real estate held for sale, net of depreciation	29,848	48,632
Net investment in real estate	1,102,389	1,124,154

Cash and cash equivalents	2,597	910
Restricted cash and cash equivalents	40,194	60,441
Tenant accounts receivable, net	34,808	31,487
Mortgage and other notes receivable	89,328	30,287
Investments in and advances to affiliates	40,149	30,838
Prepaid expenses and other assets	12,476	11,744
Deferred expenses, net	16,933	16,463
	$1,338,874	$1,306,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable and other debt	$82,973	$80,286
Senior unsecured debt	350,000	500,000
Tax-exempt debt	94,420	94,420
Line of credit	199,700	18,000
Preferred dividends payable	—	1,060
Accounts payable	5,116	11,942
Accrued expenses	67,437	62,034
Rents received in advance and security deposits	10,415	11,623
	810,061	779,365
Commitments and contingencies
Shareholders’ equity
Series Preferred Shares, 10,000,000 shares authorized:
Series A Preferred Shares, $.001 par value, 3,000,000 issued and outstanding having a liquidation preference of $25 per share ($75,000)	—	3
Series B Convertible Preferred Shares, 994,712 issued and outstanding having a liquidation preference of $50 per share ($49,736)	1	1
Series C Preferred Shares, $.001 par value	3	—
Common Shares of Beneficial Interest, $.001 par value, 47,727,273 shares authorized; 22,883,421 and 22,825,072 issued and outstanding, respectively	23	23
Additional paid-in-capital	605,542	596,653
Retained earnings (deficit)	(52,873)	(54,474)
Other comprehensive income	(9,122)	(5,898)
Unearned compensation - restricted shares	(14,761)	(9,349)
Total shareholders’ equity	528,813	526,959
	$1,338,874	$1,306,324

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Minimum rents	$27,712	$25,916	$55,053	$51,104
Straight line rents	805	497	1,126	1,154
Expense reimbursements	8,343	7,775	16,897	15,911
Mortgage interest income	369	249	690	363
Real estate fee income	2,770	1,782	6,871	3,554

Total revenue	39,999	36,219	80,637	72,086

Expenses:
Real estate taxes	8,559	6,555	17,240	14,518
Property operating and leasing	6,162	6,534	12,325	11,770
General and administrative	1,781	1,641	3,502	3,004
Depreciation and amortization	8,629	8,083	17,222	16,312
Interest expense:
Interest incurred, net	5,240	6,710	10,574	13,504
Amortization of deferred financing costs	811	624	1,754	1,218

Total expenses	31,182	30,147	62,617	60,326

Income from continuing operations before income taxes and equity in net income of affiliate	8,817	6,072	18,020	11,760

Provision for income tax benefit (expense)	(117)	(359)	205	(127)
Equity in net income of affiliate	705	192	708	416

Income from continuing operations	9,405	5,905	18,933	12,049

Discontinued operations:
Gain on sale, net of tax	6,181	8,568	14,504	15,501
Income from discontuinued operations, net of tax	625	1,015	973	2,483

Income before gain on sale of real estate	16,211	15,488	34,410	30,033

Gain on sale of real estate, net of tax	2,915	4,571	2,915	7,451

Net Income	19,126	20,059	37,325	37,484

Preferred Dividends	(1,895)	(2,523)	(4,417)	(5,045)

Net income available to common shareholders	$17,231	$17,536	$32,908	$32,439

Per share income available to common shareholders from continuing operations
Basic	$0.45	$0.35	$0.76	$0.64
Diluted	$0.44	$0.34	$0.74	$0.62

Per share income from dicontinued operations
Basic	$0.30	$0.42	$0.68	$0.79
Diluted	$0.29	$0.41	$0.66	$0.77

Per share net income available to common shareholders
Basic	$0.75	$0.77	$1.44	$1.43
Diluted	$0.73	$0.75	$1.40	$1.39

Distributions per common share	$0.6075	$0.5775	$1.2150	$1.1550

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income	$19,126	$20,059	$37,325	$37,484

Other comprehensive income
Mark-to-market adjustement for interest rate protection agreement	(3,651)	—	(3,651)	—
Amortization of interest rate protection agreement	222	—	444	—
Comprehensive income	$15,697	$20,059	$34,118	$37,484

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net Income	$37,325	$37,484
Adjustments to reconcile net income to net cash provided by operating activities
Bad debts	600	100
Depreciation	16,600	15,368
Amortization of deferred financing costs	1,754	1,218
Other amortization	1,077	2,205
Straight-line rents	(1,126)	(1,207)
Incentive stock awards	1,088	2,579
Equity in net income of affiliates	(708)	(416)
Gain on disposal of real estate	(17,419)	(24,427)
Net changes in:
Tenant accounts receivable	(2,614)	(2,957)
Prepaid expenses and other assets	(257)	(5,243)
Rents received in advance and security deposits	(1,204)	1,217
Accounts payable and accrued expenses	(10,063)	(5,624)
Net cash provided by (used in) operating activities	25,053	20,297

Cash flows from investing activities
Change in restricted cash and cash equivalents	20,248	(46,373)
Acquisition of real estate	(35,285)	(87,232)
Additions to construction in progress	(25,993)	(32,473)
Improvements and additions to properties	(3,368)	(3,114)
Disposition of real estate	25,064	122,263
Change in deposits on acquisitions	(507)	(713)
Investment in notes receivable	(78,943)	—
Repayment of mortgage and other notes receivable	55,138	1,819
Issuance of mortgage notes receivable	(237)	—
Investment in and advances to affiliate	(8,602)	(1,339)
Receivables from affiliates and employees	32	34
Additions to deferred expenses	(3,590)	(1,229)
Net cash used in investing activities	(56,043)	(48,357)

Cash flows from financing activities
Proceeds from sale of preferred shares	75,003	—
Proceeds from sale of common shares	1,704	2,984
Offering costs paid	(2,366)	—
Proceeds from issuance of tax exempt bonds	—	45,952
Proceeds from issuance of line of credit	302,000	102,000
Proceeds from issuance of unsecured notes payable	35,000	—
Proceeds from issuance of mortgage bonds payable	—	88,109
Redemption of preferred stock	(75,000)	—
Repayment of line of credit	(120,300)	(131,000)
Repayment of mortgage notes payable and other debt	(754)	(50,309)
Repayment of senior unsecured debt	(150,000)	—
Distributions	(32,610)	(31,527)
Net cash provided by financing activities	32,677	26,209
Net change in cash and cash equivalents	1,687	(1,851)
Cash and cash equivalents, beginning of period	910	1,851

Cash and cash equivalents, end of period	$2,597	$—

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

1.                                      Recent Pronouncements

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). This Interpretation addresses consolidation by business enterprises of special purposes entities (“SPE’s”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPE’s have no voting interests or otherwise are not subject to control through ownership of voting interests.  For variable interest entities created before February 1, 2003, the provisions of this interpretation are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003.  For variable interest entities created after January 31, 2003, the provisions of this interpretation are effective immediately. The Company believes that FIN 46 may require the Company to consolidate certain joint ventures which are currently included in investment in affiliate, but the Company does not expect FIN 46 to have a material impact on net income available to common shareholders or the Company’s liquidity.  The Company is currently assessing the impact of FIN 46 as to the treatment of all of its equity investees.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure

Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The provisions of SFAS No. 149 are to be applied prospectively.  The Company is currently assessing the impact of SFAS No. 149 on its results of operations, financial position and liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company is currently assessing the impact of SFAS No. 150 on its financial position.

At the July 31, 2003 Emerging Issues Task Force (“EITF”) meeting, Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” was clarified for the purposes of applying Topic D-42 when calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the registrant’s balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance.  This clarification of Topic D-42 should be reflected retroactively in the first fiscal period ending after September 15, 2003, by restating the financial statements of prior periods in accordance with the provisions of paragraphs 27—30 of Opinion 20.  This clarification will affect the Company’s accounting for the redemption of its 8.48% Series A Cumulative Redeemable Preferred Shares (“Series A Preferred Shares”) which occurred in the second quarter of 2003.  Net income available to common shareholders for the quarter and year to date ended June 30, 2003 will be reduced by $3.1 million.

2.                                      Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

Stock Incentive Plans

On May 16, 2003, the 2003 Omnibus Employee Retention and Incentive Plan (the “New Plan”) was adopted by the shareholders to allow the Company to continue making share-based awards as part of the Company’s compensation.  In accordance with the New Plan, after May 16, 2003, no other share-based grants will be awarded from the 2000 Omnibus Employee Retention and Incentive Plan (the “2000 Plan”), the 1993 Stock Option Plan or the 1995 Restricted Stock Incentive Plan.  The maximum number of common shares which may be issued under the New Plan is 1,200,000.

Under the terms of both the New Plan and 2000 Plan (collectively the “Plans”), employees were granted restricted shares as follows:

Date	Number of Shares	Grant Price
March 7, 2003	114,914	$56.30
March 25, 2003	200	58.38
May 15, 2003	1,021	60.10
May 16, 2003	451	60.55

Shares were awarded in the name of the participants, each of whom have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions.  Restrictions on the shares expire no more than eight years after the date of award, or earlier if certain performance targets are met.  Unearned compensation was recorded at the date of award based on the market value of the shares.  The unearned compensation is being amortized over the eight-year vesting period or sooner if certain performance thresholds are met.

Under the terms of the Plans, options for common shares were granted as follows and are exercisable per the Plans:

Date	Number of Options	Exercise Price
March 7, 2003	139,080	$56.30
May 16, 2003	38,000	60.55
June 10, 2003	162,580	61.35

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2003	2002	2003	2002

Net income available to common shareholders, as reported	$17,231	$17,536	$32,908	$32,439
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(472)	(494)	(943)	(988)

Proforma net income available to common shareholders	$16,759	$17,042	$31,965	$31,451

Per share net income available to common shareholders
Basic - as reported	$0.75	$0.77	$1.44	$1.43
Basic - pro forma	$0.73	$0.75	$1.39	$1.39

Diluted - as reported	$0.73	$0.75	$1.40	$1.39
Diluted - pro forma	$0.71	$0.73	$1.36	$1.35

Preferred Shares

On May 5, 2003, the Company issued $75.0 million of variable rate Series C Cumulative Redeemable Preferred Shares through a private placement to an institutional investor.  The initial dividend rate on the Series C Preferred Shares was three month LIBOR plus 150 basis points (2.6% as of June 30, 2003).

On May 6, 2003, proceeds from this issuance were used to redeem all outstanding shares of the Company’s Series A Preferred Shares (redemption announced April 1, 2003) for an aggregate redemption price of $25.0353 per Series A Preferred Share (approximately $75.1 million).

3.                                      Acquisition and Disposition of Real Estate

In the first six months of 2003, the Company acquired four operating warehouse properties and two parcels of land for development for an aggregate cost of approximately $37.2 million.  In addition, the Company disposed of six warehouse properties, six land parcels, a parking lot and 35.17% of its tenancy in common interest in the 600 acre rail yard leased to the Burlington Northern Santa Fe (“BNSF”) for an aggregate sales price of approximately $51.3 million.

4.                                      Discontinued Operations and Assets Held for Sale

The Company’s results of operations include the operating results of both properties disposed and properties held for future sale.  As of June 30, 2003 and 2002, the Company included all of the results of operations from the 29 operating properties disposed since January 1, 2002 in discontinued operations, income from discontinued operations, net of tax.  As of June 30, 2003, 27.3% of the Company’s remaining interest in the 600 acre rail yard leased to the BNSF and three operating properties were held for sale.  The following table summarizes certain information regarding the disposed operating properties and the assets held for sale as of June 30, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Discontinued operations:
Total revenues	$1,514	$2,404	$3,327	$5,429
Operating expenses and income taxes	(889)	(1,389)	(2,354)	(2,946)

Income from discontinued operations, net of tax	$625	$1,015	$973	$2,483

Also, as of December 31, 2002, the Company had 64.0 acres of land held for sale, located in a retail and commercial district of Naperville, Illinois, which went under contract for sale in the fourth quarter of 2002.  Since that time, the Company closed on the sale of 17.6 acres and the remaining 46.4 acres are held for sale as of June 30, 2003.  There was no net income on this property in 2002 or 2003.

5.                                      Investment in and Advances to Affiliates

The Company accounts for its investments in affiliates using the equity method whereby its cost of investment is adjusted for its share of equity in net income of loss from the date of acquisition and reduced by distributions received.

The equity method is applied to investments when the Company does not have a majority interest in the investee, but does have significant influence over the operating and financial policies of the investee company.  The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.  FIN 46, mentioned in Note 1, may require the consolidation of these investees, but the Company has not made a final determination upon filing this Report on Form 10-Q.

CenterPoint Joint Venture, LLC

At June 30, 2003, CenterPoint Realty Services Corporation (“CRS”), the Company’s wholly owned taxable REIT subsidiary, maintains a 25% investment in CenterPoint Venture, LLC (the “Venture”).  The Venture was formed on January 21, 2000 with CalEast Industrial Investors LLC (“CalEast”), an investment vehicle between the California Public Employees Retirement System (“CalPERS”) and Jones Lang LaSalle.

Upon inception of the Venture, CRS paid an additional $1.8 million in syndication fees relating to the Venture and is amortizing these on a straight-line basis over the life of the Venture, seven years.  Amortization of syndication fees of $129 thousand for both the six months ended June 30, 2003 and 2002, is included in equity in net income of affiliates.  Unamortized syndication fees of $921 thousand are included in investments in and advances to affiliates as of June 30, 2003.

Summarized financial information for the Venture is shown below.

Balance Sheet

	June 30, 2003	December 31, 2002

Assets
Net investment in real estate	$83,271	$88,896
Other assets	4,566	4,764
Total assets	$87,837	$93,660

Liabilities
Secured line of credit	$47,106	$54,904
Other liabilities	11,240	12,230
Total liabilities	58,346	67,134

Minority interest	945	—

Members’ equity	28,546	26,526

Total liabilities and members’ equity	$87,837	$93,660

Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Rental revenue	$1,976	$1,518	$4,425	$3,163

Operating expenses
Property, operating and leasing	860	559	1,696	1,110
Depreciation and amortization	504	299	996	595
Interest expense	610	462	1,216	913
Total operating expenses	1,974	1,320	3,908	2,618

Income from continuing operations	2	198	517	545

Discontinued operations:
Gain on sale	1,801	—	1,801	—
Income from operations	309	518	469	1,024
Minority interest allocable to discontinued operations	(529)	—	(537)	—

Income before gain (loss) on sale of real estate	1,583	716	2,250	1,569

Gain (loss) on disposal of assets	(19)	—	(521)	—

Net income	$1,564	$716	$1,729	$1,569

As of June 30, 2003, the Venture owned 15 warehouse/industrial properties, totaling 2.4 million square feet (unaudited), which were 83% leased (unaudited).  The Venture also had one warehouse/industrial property under construction as of December 31, 2002, which was delivered during the first six months of 2003.

The Company earned fees from the Venture totaling $0.2 million for acquisitions, administrative services and for property management services for both the first six months of 2003 and 2002.  At both June 30, 2003 and December 31, 2002, the Company had $0.1 million receivable for these fees.

Chicago Manufacturing Campus, LLC

On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Motor Land Development Corporation (“Ford Land”) to develop a supplier manufacturing campus located on Chicago’s southeast side.  Chicago Manufacturing Campus, LLC (“CMC”), is owned 51% by CenterPoint and 49% by Ford Land.  The park occupies a 155-acre former brownfield site located approximately one-half mile from Ford’s Chicago Assembly Plant on the southeast side of Chicago, near the intersection of 126th Street and Torrence Avenue.  Site preparation and construction of five buildings, or 1.6 million square feet, began during the second quarter of 2002 and will continue through the third quarter of 2003.   Equity contributions by the venture partners of CMC is summarized below (as of June 30, 2003):

	CenterPoint	Ford Land
Land contributions	$5,337	$—
Cash contributions	26,141	30,243
Total contributions	$31,478	$30,243

Total contribution commitment	$52,000	$36,000

Although the Company has a majority ownership interest in the venture, there is equal participation on the board of directors of the venture.  This provides the minority owner with participating rights that meet the criteria of EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”  Accordingly, the Company is accounting for the venture using the equity method.  Summarized financial information for CMC is shown below.

Balance Sheet

	June 30, 2003	December 31, 2002

Assets
Net investment in real estate	$64,677	$47,115
Restricted cash	3,242	5,144
Other assets	6,797	4,544
Total assets	74,716	56,803

Liabilities	12,378	12,534
Members equity	62,338	44,269

Total liabilities and members equity	$74,716	$56,803

Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Rental revenue	$790	$—	$790	$—
Interest income	25	30	45	33
Operating expenses	(301)	—	(301)	—
General and administrative expenses	(9)	—	(16)	—

Net income	$505	$30	$518	$33

CenterPoint incurred $0.4 million in internal development costs that were not reimbursed by CMC upon inception and are included in the Company’s investments in and advances to affiliates.  During the first six months of 2003, the Company capitalized $0.7 million in interest to the extent of its equity investment and this interest is included in investments in and advances to affiliates.  These costs will be amortized over the depreciation period of the buildings constructed in this project.  For the first six month ended June 30, 2003, amortization of this capitalized cost was $3.0 thousand.

During the first six months of 2003 and 2002, the Company earned fees from CMC of $1.0 million and $0.7 million, respectively.  $0.4 million and $0.3 million of these fees earned were deferred in the first six months of 2003 and 2002, respectively, due to the Company’s ownership percentage in CMC.  At June 30, 2003, the Company had $0.9 million in fees receivable from CMC.

6.                                      Supplemental Information to Statements of Cash Flows (in thousands)

Supplemental disclosures of cash flow information for the six months ended June 30, 2003 and 2002:

	2003	2002

Interest paid, net of interest capitalized	$15,941	$13,016
Interest capitalized	4,383	4,025

In conjunction with the acquisition of real estate, for the six months ended June 30, 2003 and 2002, the Company acquired the following asset and assumed the following liability amounts:

	2003	2002

Purchase of real estate	$(37,180)	$(91,632)
Mortgage notes payable	—	3,530
Liabilities, net of other assets	1,895	870
Acquisition of real estate	$(35,285)	$(87,232)

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the six months ended June 30, 2003 and 2002:

	2003	2002

Disposal of real estate	$51,303	$128,235
Mortgage notes payable assumed by buyers	(31,559)	—
Mortgage notes receivable	—	(5,085)
Liabilities, net of other assets	5,320	(887)
Disposition of real estate	$25,064	$122,263

In conjunction with the Company’s initial and subsequent contributions of land to CMC in 2002, the Company reclassified $5.7 million in land basis to investments in and advances to affiliates.  On June 30, 2003, the Company reduced its reserve by $35.0 million against the developer notes receivable (the “TIF Notes”) associated with CenterPoint Intermodal Center (“CIC”) as described in Note 7.

7.                                      Mortgage and Other Notes Receivable

On February 6, 2003, CalEast, CenterPoint’s partner in the Venture, invested $109.0 million in six properties leased to Home Depot, totaling 2.6 million square feet (unaudited), and the Company funded $78.2 million of this investment in the form of an unsecured note receivable with proceeds from its line of credit.

Subsequently, CalEast sold three of the buildings and repaid a portion of the note receivable.  The Company earned $3.7 million in fees for the loan and buyout of its purchase option.  These fees are presented in real estate fee income on the Company’s Consolidated Statement of Operations.  As of June 30, 2003, the balance of that note receivable is $24.1 million.  The remaining buildings are newly constructed, state of the art distribution centers and truck terminals located in the markets of Los Angeles, Dallas and Orlando.

On June 30, 2003, Lehman Brothers extended a $35.0 million non-recourse loan to the Company collateralized by the Company’s TIF Notes associated with CIC (the “Lehman Loan”).  As discussed in the Company’s 2002 Form 10-K, the Company had planned to account for the TIF Notes on a cash basis due to uncertainty over collectibility of the notes (which are to be repaid out of future real estate and certain other taxes collected at the CIC site).  However, the non-recourse nature of the Lehman Loan has demonstrated that the TIF Notes receivable carried by CenterPoint, for which the Company has reserved, have value at least to the extent of the non-recourse loan.  Therefore, CenterPoint has reduced its reserve by $35.0 million for the TIF Notes and has recognized a reduction in the carrying basis of the CIC site by that amount.  As of June 30, 2003, the principle balance of the TIF Notes is $106.3 million and the reserve for those TIF Notes is $71.3 million.

8.                                      Mortgage Notes Payable and Other Debt

In connection with the sale of the 35.2% interest in the land leased to the BNSF at CIC, the buyer assumed $31.6 million in debt from the Company.

As mentioned above, on June 30, 2003, Lehman Brothers extended a one year $35.0 million non-recourse loan at an initial interest rate of 6.0% to the Company in anticipation of the sale of a participation in the Company’s TIF Notes associated with CIC.  The interest rate on the notes rises to 10% beginning on October 15, 2003.  Lehman is managing the securitization of the TIF Notes which is expected to occur in 2003 and to repay the existing Lehman Loan.  The Lehman Loan is secured solely by the TIF Notes and the proceeds from the loan were used to pay down the Company’s line of credit.

9.                                      Senior Unsecured Debt

Upon maturity, on January 15, 2003, the Company paid off its outstanding $150.0 million senior unsecured notes, which were at a rate of 7.9%, with proceeds from its line of credit.

In conjunction with the issuance of $150.0 million in debt, which closed in July, 2003 (see Note 14), the Company purchased a $72.5 million, three month, 7-year treasury rate lock in April, 2003 and designated it as a hedge of the future interest rate on the then planned issuance of an unsecured borrowing.  At June 30, 2003, treasury interest rates had moved below the original lock.  Accordingly, the Company recorded a charge to accumulated other comprehensive loss and a corresponding liability for $3.7 million as of June 30, 2003.  However, upon closing of the new debt, which priced on July 21, the Company’s liability for the treasury rate lock was reduced to $1.0 million because interest rates moved closer to the locked treasury rate.

10.                               Line of Credit

On June 30, 2003, the Company renewed its $350 million unsecured revolving line of credit, which was due to expire on October 24, 2003.  The interest rate on the new facility is LIBOR plus 80 basis points and the new facility expires on June 30, 2006.

11.                               Income Taxes

The components of income tax expense for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Current:
Federal	$(234)	$(2,487)	$(145)	$(879)
State	—	(576)	—	(204)
Deferred:
Federal	(91)	1,833	39	(427)
State	(96)	423	16	(99)
	$(421)	$(807)	$(90)	$(1,609)

The provision for income taxes for the six months ended June 30, 2003 and 2002 reconcile to the Company’s components of income tax expense for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Tax (expense) benefit associated with income from operations on sold properties which is included in discontinued operations	$(11)	$(10)	$(2)	$(7)

Tax (expense) benefit associated with gains on the sale of real estate which is included in discontinued operations	(293)	—	(293)	—

Tax (expense) benefit associated with gains on the sale of real estate	—	(438)	—	(1,475)

Provision for income tax (expense) benefit	(117)	(359)	205	(127)

Income tax expense	$(421)	$(807)	$(90)	$(1,609)

The actual tax expense differs from the statutory income tax expense for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Tax benefit (expense) at federal rate	$(300)	$(706)	$(13)	$(1,409)
State tax benefit (expense), net of federal benefit	(30)	(101)	11	(200)
Tax exempt interest	62	—	123	—
Other	(153)	—	(211)	—
	$(421)	$(807)	$(90)	$(1,609)

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

At June 30, 2003, three of the properties owned by the Company were subject to purchase options held by certain tenants.  The purchase options were exercisable at various intervals through 2027 for amounts that are greater than the net book value of the assets.

13.                               Earnings Per Common Share

The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except for share data)		(in thousands, except for share data)
Numerators:

Income from continuing operations	$9,405	$5,905	$18,933	$12,049
Gain on sale of real estate, net of tax	2,915	4,571	2,915	7,451
Dividend on preferred shares	(1,895)	(2,523)	(4,417)	(5,045)
Income available to common shareholders from continuing operations - for basic and diluted EPS	$10,425	$7,953	$17,431	$14,455

Discontinued operations
Gain on sale, net of tax	6,181	8,568	14,504	15,501
Income from operations of sold properties, net of tax
Discontinued operations - for basic and	625	1,015	973	2,483
diluted EPS	$6,806	$9,583	$15,477	$17,984

Net income available to common shareholders - for basic and diluted EPS	$17,231	$17,536	$32,908	$32,439

Denominators:

Weighted average common shares outstanding - for basic EPS	22,936,554	22,713,035	22,918,308	22,653,908
Effect of share options and grants	682,019	685,560	645,275	652,305
Weighted average common shares outstanding - for diluted EPS	23,618,573	23,398,595	23,563,583	23,306,213

Basic EPS:
Income available to common shareholders from continuing operations	$0.45	$0.35	$0.76	$0.64
Discontinued Operations	0.30	0.42	0.68	0.79

Net income available to common shareholders	$0.75	$0.77	$1.44	$1.43

Diluted EPS:
Income available to common shareholders from continuing operations	$0.44	$0.34	$0.74	$0.62
Discontinued Operations	0.29	0.41	0.66	$0.77

Net income available to common shareholders	$0.73	$0.75	$1.40	$1.39

The assumed conversion of the convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the six months ended June 30, 2003 and 2002, would be anti-dilutive.

14.                               Subsequent Events

On July 7, 2003, the Company redeemed its $75.0 million of Series C Cumulative Redeemable Preferred Shares with proceeds from the Company’s line of credit.

On July 24, 2003, the Company issued $150.0 million in unsecured, 7-year notes that bear interest at a face rate of 4.75% with an effective rate of 4.95%.  The proceeds from the issuance were $148.0 million after costs including the interest rate lock mentioned in Note 9.  The notes mature in August, 2010.  The funds were used to repay a portion of the outstanding balance on the Company’s unsecured line of credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the historical operating results of the Company.  The discussion should be read in conjunction with the Company’s Form 10-K filed for the fiscal year ended December 31, 2002 and the unaudited financial statements presented with this Form 10-Q.

Results of Operations

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002.

Revenues

Total revenues increased by $3.8 million, or 10.4%, over the same period last year as described below.

In the second quarter of 2003, 93.1% of total revenues were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.  In the second quarter of 2002, 95.1% of total revenues consisted of operating and investment revenue.  This change in the composition of income was mainly due to the increase in real estate fee income for 2003, which increased total revenues, but is not a component of operating and investment revenue.  The operating and investment revenues increase was due mainly to an increase in minimum rents from a full period of operations on 2002 investments and a partial period of 2003 investments offset by an increase in vacancy.

Real estate fee income increased $1.0 million due mainly to development fees earned in 2003 on the Union Pacific intermodal yard and the CMC developments.  These fees were higher in 2003 due to increased construction activity nearing the end of the developments.

Operating Expenses

When comparing the second quarter of 2003 to 2002, real estate tax expense increased by $2.0 million due mainly to a full period of operations on 2002 investments and a partial period of 2003 investments.  Property operating and leasing expense (“POL”) decreased by $0.4 million due to the early vesting of stock grants in 2002, $1.5 million of which was included in POL.  The net change in property operating and leasing costs excluding this vesting was caused by increased gas costs, utilities on vacant spaces and payroll related costs.  The following is a breakdown of the composition of the Company’s POL:

	Three Months Ended June 30,
	2003	2002

Property operating	$3,095	$2,515
includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs

Property management	1,268	1,093
includes property management and portfolio construction costs

Asset management	1,799	2,926
includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems

Total property operating and leasing	$6,162	$6,534

General and administrative expenses (“G&A”) increased by $0.1 million when comparing the second quarter of 2003 to 2002 due in part to increased legal and professional fees for regulatory compliance and payroll related expenses, despite the portion of the early vesting of stock grants in 2002 which was included in G&A.

Depreciation and amortization expense increased by $0.5 million when comparing the second quarter of 2003 to 2002 due to a full period of operations on 2002 investments and a partial period of 2003 investments.

Interest incurred, net, decreased $1.5 million when comparing the second quarter of 2003 to 2002 due to the payoff of $150.0 million of relatively high rate debt in January, 2003.  Also, the Company benefited from lower interest rates on variable debt.  Amortization of deferred financing costs increased due to the August, 2002 issuance of $150 million in debt and the amortization of its issuance and interest rate lock costs.

Other Income and Expense Items

The provision for income tax expense decreased $0.2 million when comparing periods due to losses created by increased vacancies on CRS.

Equity in net income of affiliates increased $0.5 million when comparing periods due to gains on one property sale earned at the affiliate level in the second quarter of 2003.

Discontinued operations includes both the gains or losses from the sale of operating real estate and the income or loss from operations of those operating properties and operating properties held for sale, in accordance with FAS No. 144.  All gains on the sale of operating properties sold, excluding those held for sale as of December 31, 2001, are categorized here.  Also, the net income from these properties sold for 2003 and 2002 is categorized in discontinued operations.  Gains on property sales differ from quarter to quarter based on the level of disposition activity and the relative margin realized on the sale of these properties.  The second quarter of 2003 results of operations includes the gain or loss recognized on the sale of four properties with operating history.  2002’s operating results include the gain or loss on the sale of 12 properties with operating history.

Gains on the sale of real estate, net of tax, includes only gains and losses on the sale of properties that never had operations or identifiable cash flows and assets held for sale prior to 2002.  This category decreased by $1.7 million compared to the second quarter of 2002 because 2002 includes the gain associated with the sale of one completed development, which resulted in a larger gain than the one development sold in the second quarter of 2003.

Preferred dividends decreased $0.6 million due to the redemption of the Company’s 8.48% Series A Preferred Shares.  On May 6, 2003, the Company redeemed the Series A Preferred Shares with the proceeds from the issuance of Series C Cumulative Redeemable Preferred Shares (“Series C Preferred Shares”) which bore variable dividends at the rate of LIBOR plus 150 basis points (2.6% on June 30, 2003) and were redeemed in July 2003.

Net Income Available to Common Shareholders and Other Measures of Operations

Net income available to common shareholders decreased $0.3 million or 1.7% due mainly to an increase in operating costs in 2003, which were described above.

Funds from Operations

The Company and the National Association of Real Estate Investment Trusts (“NAREIT”) have adopted Funds from Operations (“FFO”) as a useful real estate performance metric.  NAREIT defines FFO (April, 2002 White Paper) as net income excluding gains (or losses) from sales of property, plus depreciation and amortization.  The Company and NAREIT believe that FFO is useful to investors because current generally accepted accounting principles (“GAAP”) require depreciation expense on operating real estate assets that tend to hold or accrete in value.  FFO does not represent cash flow from operations as defined by GAAP, should not be considered by the reader as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity, and is not indicative of cash available to fund all cash flow needs.  Additionally, FFO as defined by the Company is not necessarily comparable to similarly titled but differently calculated measures of other REITs.

NAREIT recognizes that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.”  Accordingly, the Company has modified NAREIT’s definition of FFO and calculates FFO inclusive of fee income and gains on industrial property sales (net of accumulated depreciation) of the Company and its unconsolidated affiliates.  The Company believes that its calculation of FFO, inclusive of cash gains, better reflects recurring earnings because the disposition of stabilized properties, and the recycling of capital and profits to new “value added” investments, is fundamental to the Company’s business strategy.

FFO as calculated by the Company increased 8.0% when comparing the second quarter of 2002 to the second quarter of 2003 due to an increase in operating and investment revenues and savings realized on interest and preferred dividends.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO FFO
INCLUSIVE OF GAINS AND LOSSES, NET OF ACCUMULATED DEPRECIATION

(in thousands)

	Three Months Ended June 30,
	2003	2002

Net income available to common shareholders	$17,231	$17,536
Depreciation and amortization, net of tax:
Continuing operations	8,400	7,881
Discontinued operations	211	586
Unconsolidated subsidiaries	124	69
Accumulated depreciation of sold industrial assets, net of tax	(844)	(2,810)

Funds from operations as calculated by CenterPoint	$25,122	$23,262

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO FFO
EXCLUSIVE OF GAINS AND LOSSES, NET OF ACCUMULATED DEPRECIATION

(in thousands)

	Three Months Ended June 30,
	2003	2002

Funds from operations as calculated by CenterPoint	$25,122	$23,262
Gains on the sale of real estate, net of tax	(2,915)	(4,571)
Gains on sale, net of tax from discontinued operations	(6,181)	(8,568)
Accumulated depreciation of sold industrial assets, net of tax	844	2,810

Funds from operations exclusive of gains and losses, net of accumulated depreciation	$16,870	$12,933

FFO exclusive of gains and losses and net of accumulated depreciation, increased by $3.9 million when comparing periods due mainly to the increase in operating and investment revenues and real estate fee income, mentioned above.

Earnings before Interest, Income Taxes, Depreciation and Amortization

EBITDA represents earnings before interest, income taxes, depreciation and amortization.  Management believes that EBITDA is helpful to investors as an indication of property operations because it excludes costs of financing and non-cash depreciation and amortization amounts.  Additionally, EBITDA is a measure commonly used by financial analysts because of its value in measuring operating performance.  EBITDA decreased 5.3% from the second quarter of 2002 to the second quarter of 2003 due to increased POL and G&A costs relative to the increase in revenues, described above.  EBITDA does not represent cash flows from operations as defined by GAAP, should not be considered by the reader as an alternative to net income as an indicator of the Company’s operating performance, and is not indicative of cash available to fund all cash flow needs.  Investors are cautioned that EBITDA, as calculated by the Company, may not be comparable to similarly titled but differently calculated measures for other REITs.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO EBITDA

(in thousands)

	Three Months Ended June 30,
	2003	2002

Net income available to common shareholders	$17,231	$17,536
Preferred dividends	1,895	2,523
Interest incurred, net	5,240	6,710
Interest incurred, net from discontinued operations	453	116
Amortization of deferred financing costs	811	624
Provision for income tax expense	117	359
Provision for income tax expense from disc operations	11	8
Depreciation and amortization	8,629	8,083
Depreciation and amortization from discontinued operations	211	586

EBITDA	$34,598	$36,545

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002.

Revenues

Total revenues increased by $8.6 million, or 11.9%, over the same period last year as described below.

In the first six months of 2003, 91.5% of total revenues were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.  In the first six months of 2002, 95.1% of total revenues consisted of operating and investment revenue.  This change in the composition of income was mainly due to the increase in real estate fee income for 2003, which increased total revenues but is not a component of operating and investment revenue.  Operating and investment revenues increased $5.2 million mainly due to an increase in minimum rents from a full period of operations on 2002 investments and a partial period of activity on 2003 investments, offset by an increase in vacancy.

Real estate fee income increased $3.3 million due mainly to loan and option buyout fees earned in 2003 on the CalEast loan for the Home Depot properties, mentioned in Item 1 note 7.  There were no similar fees in 2002.

Operating Expenses

Real estate tax expense increased by $2.7 million when comparing 2003 to 2002 due mainly to a full period of operations on 2002 investments and partial period of operations on 2003 investments.  POL increased by $0.6 million despite the POL portion of the early vesting of stock grants in 2002 for $1.5 million.  The net increase was mainly due to increased gas cost and utilities on vacant spaces and due to increased payroll related cost.  The following is a breakdown of the composition of the Company’s property operating and leasing costs:

	Six Months Ended June 30,
	2003	2002

Property operating	$6,214	$5,262
includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs

Property management	2,545	2,237
includes property management and portfolio construction costs

Asset management	3,566	4,271
includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems

Total property operating and leasing	$12,325	$11,770

G&A increased by $0.5 million when comparing the six months of 2003 to 2002 due in part to increased legal and professional fees for regulatory compliance and payroll related expenses despite the G&A portion of the early vesting of restricted grants in 2002.

Depreciation and amortization expense increased by $0.9 million when comparing the first six months of 2003 to the same period in 2002 due to a full period of operations on 2002 investments and a partial period of 2003 investments.

Interest incurred, net decreased $2.9 million when comparing the first six months of 2003 to the first six months of 2002 due to the payoff of $150.0 million of relatively high rate debt in January, 2003.  Also, the Company benefited from lower interest rates on variable debt.  Amortization of deferred financing costs increased due to the August, 2002 issuance of $150 million in debt and the amortization of its issuance and interest rate lock costs.

Other Income and Expense Items

The provision for income tax expense decreased $0.3 million when comparing periods due to losses caused by increased vacancies on CRS.

Equity in net income of affiliates increased $0.3 million when comparing periods due to gains on one property sale earned at the affiliate level in the second quarter of 2003.

Discontinued operations includes both the gains or losses from the sale of operating real estate and the income or loss from operations of those operating properties and operating properties held for sale, in accordance with FAS No. 144.  All gains on the sale of operating properties sold, excluding those held for sale as of December 31, 2001, are categorized here.  Also, the net income from those properties sold for 2003 and 2002 is categorized in discontinued operations.  Gains on property sales differ from quarter to quarter based on the level of disposition activity and the relative margin realized on the sale of these properties.  For the first six months of 2003 results of operations include the gain or loss recognized on the sale of 10 properties with operating history.  2002’s operating results include the gain or loss on the sale of 16 properties with operating history.

Gains on the sale of real estate, net of tax includes only gains and losses on the sale of properties that never had operations or identifiable cash flows and assets held for sale prior to 2002.  This category decreased by $4.5 million compared to the first six months of 2002 because 2002 includes the gain associated with the sale of one completed development which resulted in a gain that was larger than the one development sold in the six months of 2003.

Preferred dividends decreased $0.6 million due to the redemption of the Company’s 8.48% Series A Preferred Shares.

Net Income Available to Common Shareholders and Other Measures of Operations

Net income available to common shareholders increased $0.5 million or 1.4% due mainly to an increase in fees related to developments, an increase in gains from capital recycling activities and increased interest savings.

Funds from Operations

FFO increased 6.6% when comparing the first six months of 2002 to the first six months of 2003, due to the increase in operating and investment revenues, interest savings and gains on the sale of real estate, all mentioned above.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO FFO
INCLUSIVE OF GAINS AND LOSSES, NET OF ACCUMULATED DEPRECIATION

(in thousands)

	Six Months Ended June 30,
	2003	2002

Net income available to common shareholders	$32,908	$32,439
Depreciation and amortization, net of tax:
Continuing operations	16,711	15,964
Discontinued operations	454	1,261
Unconsolidated subsidiaries	207	137
Accumulated depreciation of sold industrial assets, net of tax	(1,335)	(3,881)

Funds from operations	$48,945	$45,920

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO FFO
EXCLUSIVE OF GAINS AND LOSSES, NET OF ACCUMULATED DEPRECIATION

(in thousands)

	Six Months Ended June 30,
	2003	2002

Funds from operations	$48,945	$45,920
Gains on the sale of real estate, net of tax	(2,915)	(7,451)
Gains on sale, net of tax from discontinued operations	(14,504)	(15,501)
Accumulated depreciation of sold industrial assets, net of tax	1,335	3,881

Funds from operations exclusive of gains and losses, net of accumulated depreciation	$32,861	$26,849

FFO exclusive of gains and losses and net of accumulated depreciation increased by $6.0 million when comparing periods due mainly to the increase in operating and investment revenues and real estate fee income, mentioned above.

Earnings before Interest, Income Taxes, Depreciation and Amortization

EBITDA decreased 2.2% in the first half of 2003 compared to the first half of 2002 due to increased POL costs and G&A costs relative to the increase in revenues as described above.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO EBITDA

(in thousands)

	Six Months Ended June 30,
	2003	2002

Net income available to common shareholders	$32,908	$32,439
Preferred dividends	4,417	5,045
Interest incurred, net	10,574	13,504
Interest incurred, net from discontinued operations	1,360	116
Amortization of deferred financing costs	1,754	1,218
Provision for income tax expense	(205)	127
Provision for income tax expense from disc operations	3	7
Depreciation and amortization	17,222	16,312
Depreciation and amortization from discontinued operations	454	1,261

EBITDA	$68,487	$70,029

Liquidity and Capital Resources

Operating and Investment Cash Flow

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital issuances, have been used to fund, on a long term basis, acquisitions and other capital costs.  In the first six months of 2003, cash flow from operations provided $26.6 million, an amount lower than the $32.6 million in distributions.  Operating cash flows were not sufficient to fund 2003 distributions for the first six months of the year due to a high concentration of gains in net income during 2003, which are deducted from operating cash flows, and due to a high concentration of liabilities that come due in the first half of the year.  The Company expects future operating cash flow and capital recycling activities to be sufficient to fund distributions and a significant portion of future investment activities.

For the first six months of 2003, the Company’s investment activities included acquisitions of $35.3 million, advances for construction in progress of $26.0 million, investment in notes receivable of $78.9 million and improvements and additions to properties of $2.4 million.  These activities were funded with proceeds from the disposition of real estate of $22.6 million, repayment of mortgage and note receivable investments of $55.0 million and advances on the company’s line of credit.  Advances on the Company’s line of credit also funded advances to affiliates of $8.6 million for construction in progress at the subsidiary level.

Equity and Share Activity

During the first six months of 2003, the Company paid distributions on common shares of $28.2 million or $1.215 per share.  Also, in 2003, the Company paid dividends on Series A Preferred Shares of $2.2 million or $0.742 per share, $1.9 million for dividends on Series B Convertible Preferred Shares or $1.865 per share and $0.3 million for dividends on Series C  Preferred Shares or $0.109 per share.  The following factors, among others, will affect the future availability of funds for distribution:  (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company’s unsecured line of credit and (iv) the terms of future debt agreements.

Debt Capacity

The Company seeks to maintain debt capacity substantially in excess of anticipated requirements, considering all available funding sources.  At June 30, 2003, the Company’s debt constituted approximately 31.7% of its fully diluted total market capitalization.  Year to date, the Company’s EBITDA to debt service coverage ratio increased from the prior year to 5.7 to 1 from 5.1 to 1, and the Company’s EBITDA to fixed charge coverage ratio increased from the prior year to 4.2 to 1 from 3.8 to 1.  At June 30, 2003, the Company’s common equity market capitalization was approximately $1.4 billion, and its fully diluted total market capitalization was approximately $2.3 billion.

Liquidity

The Company believes it has strong liquidity and capital resources available to meet its current needs.  On June 30, 2003, the Company renewed its $350 million unsecured revolving line of credit, which was due to expire on October 24, 2003.  The interest rate on the new facility is LIBOR plus 80 basis points and the new facility expires on June 30, 2006.  The participants in the credit facility include: Bank One Capital Markets, Inc., as Sole Lead Arranger/Book Manager, Bank One, NA, as Administrative Agent and Lender, Bank of America, N.A. as Syndication Agent and Lender, Wachovia Bank, National Association, as Syndication Agent and Lender, Commerzbank

AG, New York Branch, as Documentation Agent and Lender, Suntrust Bank, as Managing Agent and Lender, and the several other lenders from time to time parties thereto.

On May 5, 2003, the Company issued $75.0 million of variable rate Series C Cumulative Redeemable Preferred Shares through a private placement to Wachovia Securities, Inc.  The Company received cash proceeds which were used to redeem $75.0 million in 8.48% Series A Preferred Shares on May 6, 2003.  The initial dividend rate on the Series C Preferred Shares was three month LIBOR plus 150 basis points (2.6% at June 30, 2003).  Since the end of the second quarter, the Company has redeemed its $75.0 million of Series C Preferred Shares with proceeds from the Company’s line of credit.

On June 30, 2003, Lehman Brothers extended a one year $35.0 million non-recourse loan at an interest rate of 6.0% to the Company in anticipation of the sale of a participation in the Company’s TIF Notes associated with CIC.  The interest rate on the notes rises to 10% starting October 15, 2003.  Lehman is managing the securitization of the TIF Notes which is expected to occur in 2003.  The Lehman Loan is secured solely by the TIF Notes and the proceeds from the loan were used to repay the Company’s line of credit.

On July 24, 2003, the Company issued $150.0 million in unsecured, 7-year notes that bear interest at a face rate of 4.75% with an effective rate of 4.95%.  In conjunction with the issuance of this debt, the Company purchased a $72.5 million, three month, 7-year treasury rate lock in April, 2003.  At June 30, 2003, treasury interest rates had moved below the original lock, so the Company recorded a charge to accumulated other comprehensive loss and a corresponding liability for $3.7 million.  However, upon closing of the new debt, which priced on July 21, the Company’s liability for the treasury rate lock was reduced to $1.0 million because interest rates moved closer to the locked treasury rate.  The proceeds from the issuance were $148.0 million after costs including the interest rate lock mentioned above.  The notes mature in August, 2010.  The funds were used to repay a portion of the outstanding balance on the Company’s unsecured line of credit.

Risks, Uncertainties and Capital Opportunities

The Company has considered its short-term (one year or less) capital needs, in conjunction with its estimated future cash flow from operations and other expected sources.  The Company believes that its ability to fund operating expenses, building improvements, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code will be met by recurring operating and investment revenue and other real estate income.

The Company’s operating cash flows face the following significant risks and uncertainties:

•                                          The Company’s ability to re-lease existing or new vacant spaces with favorable lease terms, limiting the Company’s exposure to costs incurred during vacancy.

•                                          The Company’s ability to complete tenant related improvements for spaces in order to maintain favorable lease terms for which the tenants may not reimburse the Company.

•                                          The Company’s ability to fund building-related capital improvements necessary to maintain the useful life and enhance the utility of their properties.

•                                          Tenant financial difficulties impairing their ability to pay rent.

Long-term (greater than one year) capital needs for property acquisitions, scheduled debt maturities, major redevelopment projects, expansions and construction of build-to-suit properties will be supported initially by disposition proceeds and supplemented by draws on the Company’s unsecured line of credit, followed by the issuance of long-term unsecured indebtedness and, if necessary, equity issuance.

In addition, the Lehman Loan mentioned above was the first step in the Company’s capital strategy to sell a portion of its TIF backed developer notes held in conjunction with the CIC.  The Company expects to be reimbursed through developer notes backed by tax increment financing arrangements for up to $125 million in construction costs incurred related to developing CIC.

The Company faces the following significant risks and uncertainties related to its long term liquidity and capital resources:

•                                          The Company’s ability to complete 1031 transactions.

•                                          The Company’s concentration in the greater Chicagoland real estate market and its effect on tenants.

•                                          The market’s ability to absorb newly constructed space and market vacancies.

•                                          The Company’s ability to refinance its existing indebtedness with favorable terms.  (The Company’s risks related to interest rate increases are discussed in Item 3.)

•                                          The Company’s effectiveness at controlling construction costs related to current and future developments in order to meet projected returns and leasing terms.

•                                          The Company’s ability to retain cash flows for its long term capital needs, considering that, as a REIT, the Company must distribute 90% of its annual ordinary taxable income.

•                                          The Company’s ability to raise capital through the issuance of preferred shares, common shares or securities that are convertible into common shares at favorable terms if necessary.

Inflation

Inflation has not had a significant impact on the Company because of the recent relatively low inflation rates in the Company’s markets of operation during its operating history.  Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.  In addition, many of the leases are for remaining terms less than five years which may enable the Company to replace existing leases with new leases at higher base rental rates if rents of existing leases are below the then-existing market rate.

Recent Pronouncements

On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). This Interpretation addresses consolidation by business enterprises of special purposes entities (“SPE’s”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPE’s have no voting interests or otherwise are not subject to control through ownership of voting interests.  For variable interest entities created before February 1, 2003, the provisions of this interpretation are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003.  For variable interest entities created after

January 31, 2003, the provisions of this interpretation are effective immediately. The Company believes that FIN 46 may require the Company to consolidate certain joint ventures which are currently included in investment in affiliate, but the Company does not expect FIN 46 to have a material impact on net income available to common shareholders or the Company’s liquidity.  The Company is currently assessing the impact of FIN 46 as to the treatment of all of its equity investees.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The provisions of SFAS No. 149 are to be applied prospectively.  The Company is currently assessing the impact of SFAS No. 149 on its results of operations, financial position and liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company is currently assessing the impact of SFAS No. 150 on its financial position.

At the July 31, 2003 EITF meeting, Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” was clarified for the purposes of applying Topic D-42 when calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the registrant’s balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance.  This clarification of Topic D-42 should be reflected retroactively in the first fiscal period ending after September 15, 2003, by restating the financial statements of prior periods in accordance with the provisions of paragraphs 27–30 of Opinion 20.  This clarification will affect the Company’s accounting for the redemption of its Series A Preferred Shares which occurred in the second quarter of 2003.  Net income available to common shareholders for the quarter and year to date ended June 30, 2003 will be reduced by $3.1 million.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company’s actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants’ business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company’s properties are located, the existence of complex regulations relating to the Company’s status as a REIT, the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company’s securities and the other factors noted above in “Risks, Uncertainties and Capital Opportunities” and below in Item 3.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

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

At June 30, 2003, $294.1 million or 40.4% of the Company’s debt was variable rate debt and $433.0 million or 59.6% of the debt was fixed rate debt.  Based on the amount of variable debt outstanding as of June 30, 2003, a 10% increase or decrease in the Company’s interest rate on the Company’s variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.5 million per year.  A similar change in interest rates on the Company’s fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt.  An increase in interest rates would decrease the fair value of the Company’s fixed rate debt.

The Company is subject to other non-quantifiable market risks due to the nature of its business.  The business of owning and investing in real estate is highly competitive.  Several factors may adversely affect the economic performance and value of our properties and the Company, including:

•                                          Adverse changes in general or local economic conditions affecting the greater Chicagoland real estate values, rental rates, interest rates, real estate tax rates and other operating expenses.

•                                          The market’s ability to absorb newly constructed space and market vacancies.

•                                          The Company’s ability to keep high levels of occupancy in our properties.

•                                          Tenant financial difficulties impairing their ability to pay rent.

•                                          Unfavorable changes in governmental rules and fiscal policies (including rent control legislation).

•                                          Acts of God and other factors that are beyond the Company’s control.

Item 4.                                                           Controls and Procedures

As of the end of the period, John S. Gates, Jr., Chief Executive Officer of the Company, and Paul S. Fisher, Executive Vice President, Chief Financial Officer and Secretary of the Company, evaluated the effectiveness of the disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion.  There were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                         Changes in Securities and Use of Proceeds.

On May 5, 2003, the Company sold 3,000,121 Series C Preferred Shares in a private placement to Wachovia Securities, Inc. (“Wachovia”).  The purchase price for the Series C Preferred Shares was $25.00 per share, or $75,003,025.00 in the aggregate.  In connection with the private placement, the Company paid to Wachovia a fee of 3.15% of the purchase price, or $2,362,595.29.  A significant portion of this fee was recouped by the Company by means of a discount in the redemption price for the Series C Preferred Shares, as described in the next paragraph.  The private placement of Series C Preferred Shares was exempt from registration under Regulation D of the Securities Act.  The proceeds of the sale were used to redeem all of the Company’s outstanding Series A Preferred Shares.

On July 7, 2003, the Company redeemed all outstanding Series C Preferred Shares with proceeds from the Company’s line of credit.  The redemption price, calculated in accordance with the terms of the purchase agreement governing the private placement, was $25.00 per share, multiplied by 97.10%, plus an amount equal to the accrued and unpaid dividends to the redemption date, for an aggregate redemption price of $72,866,056.00.

Item 4.                         Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 16, 2003.  23,209,746 shares were entitled to vote and the voting results were as follows:

1.                                       Election of Trustees:

Trustee	Voted in Favor	Vote Withheld

Nicholas C. Babson	17,704,888	159,170
Martin Barber	16,947,109	914,949
Norman R. Bobins	17,058,809	805,249
Alan D. Feld	17,703,988	160,070
Paul S. Fisher	17,702,776	161,282
John S. Gates, Jr.	17,687,717	176,341
Michael M. Mullen	17,702,288	160,770
Thomas E. Robinson	17,059,956	804,102
John C. Staley	17,057,283	806,775
Robert L. Stovall	17,701,816	162,242

2.                                       Approval of the 2003 Omnibus Employee Retention and Incentive Plan

Voted in Favor	Voted Against	Abstained
14,223,416	1,113,629	16,952

Item 6.                         Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 18, 2003, the Company filed a copy of its press release announcing its financial results for the first quarter of 2003 on Form 8-K.

On April 11, 2003, the Company filed a Form 8-K announcing its intention to redeem all outstanding shares of its Series A Preferred Shares on May 6, 2003 at a price of $25.00 per share, plus $0.0353 per share in accrued and unpaid dividends to the redemption date, for an aggregate redemption price of $25.0353 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST
a Maryland Company

	By:	/s/ Paul S. Fisher
Paul S. Fisher
Executive Vice President and Chief Financial Officer
August 13, 2003		(Principal Accounting Officer)