Form 10-Q
period 2003-09-30
CENTERPOINT PROPERTIES TRUST
filed 2003-11-12
CIK 912893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the quarterly period ended September 30, 2003

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

Number of Common Shares of Beneficial Interest outstanding as of November 11, 2003:  22,982,635.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	September 30, 2003	December 31, 2002
	(UNAUDITED)
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$185,143	$179,466
Buildings	787,277	772,722
Building Improvements	142,049	132,274
Furniture, fixtures and equipment	23,943	22,764
Construction in progress	98,965	111,883
	1,237,377	1,219,109
Less accumulated depreciation and amortization	(165,617)	(143,587)
Real estate held for sale, net of depreciation	14,414	48,632
Net investment in real estate	1,086,174	1,124,154

Cash and cash equivalents	5,693	910
Restricted cash and cash equivalents	43,824	60,441
Tenant accounts receivable, net	35,823	31,487
Mortgage and other notes receivable	96,229	30,287
Investments in and advances to affiliates	45,409	30,838
Prepaid expenses and other assets	15,920	11,744
Deferred expenses, net	24,062	16,463
	$1,353,134	$1,306,324
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable and other debt	$70,373	$80,286
Senior unsecured debt	500,000	500,000
Tax-exempt debt	94,420	94,420
Line of credit	139,700	18,000
Preferred dividends payable	—	1,060
Accounts payable	4,227	11,942
Accrued expenses	66,927	62,034
Rents received in advance and security deposits	11,305	11,623
	886,952	779,365
Commitments and contingencies

Shareholders’ equity
Series Preferred Shares, 10,000,000 shares authorized:
Series A Preferred Shares, $.001 par value, 3,000,000 issued and outstanding having a liquidation preference of $25 per share ($75,000)	—	3
Series B Convertible Preferred Shares, 994,712 issued and outstanding having a liquidation preference of $50 per share ($49,736)	1	1
Common Shares of Beneficial Interest, $.001 par value, 47,727,273 shares authorized; 22,982,635 and 22,825,072 issued and outstanding, respectively	23	23
Additional paid-in-capital	535,876	596,653
Retained earnings (deficit)	(49,336)	(54,474)
Other comprehensive income	(6,181)	(5,898)
Unearned compensation - restricted shares	(14,201)	(9,349)
Total shareholders’ equity	466,182	526,959
	$1,353,134	$1,306,324

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Minimum rents	$28,655	$28,144	$83,999	$79,155
Straight line rents	1,666	450	2,840	1,639
Expense reimbursements	8,418	7,753	25,342	23,565
Mortgage interest income	343	237	1,032	600
Real estate fee income	3,607	6,436	10,479	9,990

Total revenue	42,689	43,020	123,692	114,949

Expenses:
Real estate taxes	8,106	7,698	25,272	22,065
Property operating and leasing	5,648	5,163	18,107	16,946
General and administrative	1,785	1,445	5,287	4,449
Depreciation and amortization	9,177	8,245	26,469	24,549
Interest expense:
Interest incurred, net	7,174	6,025	17,748	19,529
Amortization of deferred financing costs	741	750	2,495	1,969

Total expenses	32,631	29,326	95,378	89,507

Income from continuing operations before income taxes and equity in net income of affiliate	10,058	13,694	28,314	25,442

Provision for income tax benefit (expense)	(1,558)	(1,594)	(1,939)	(1,720)
Equity in net income of affiliate	780	204	1,489	619

Income from continuing operations	9,280	12,304	27,864	24,341

Discontinued operations:
Gain on sale, net of tax	7,021	2,157	22,110	17,658
Income (loss) from discontinued operations, net of tax	484	(460)	1,221	2,035

Income before gain on sale of real estate	16,785	14,001	51,195	44,034

Gain on sale of real estate, net of tax	2,027	4,393	4,943	11,844

Net Income	18,812	18,394	56,138	55,878

Preferred dividends and redemption of preferred shares	(1,158)	(2,523)	(8,677)	(7,568)

Net income available to common shareholders	$17,654	$15,871	$47,461	$48,310

Per share income available to common shareholders from continuing operations
Basic	$0.44	$0.62	$1.05	$1.26
Diluted	$0.43	$0.60	$1.02	$1.23

Per share income from dicontinued operations
Basic	$0.33	$0.08	$1.02	$0.87
Diluted	$0.31	$0.08	$0.99	$0.84

Per share net income available to common shareholders
Basic	$0.77	$0.70	$2.07	$2.13
Diluted	$0.74	$0.68	$2.01	$2.07

Distributions per common share	$0.6075	$0.5775	$1.8225	$1.7325

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Income	$18,812	$18,394	$56,138	$55,878

Other comprehensive income
Mark-to-market on settlement of interest rate protection agreement	3,651
Settlement of interest rate protection agreement	(972)	(6,220)	(972)	(6,220)
Amortization of interest rate protection agreement	245	100	689	100
Comprehensive income	$21,736	$12,274	$55,855	$49,758

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net Income	$56,138	$55,878
Adjustments to reconcile net income to net cash provided by operating activities
Bad debts	600	200
Depreciation	25,030	23,370
Amortization of deferred financing costs	2,495	1,969
Other amortization	1,948	2,826
Straight-line rents	(2,840)	(1,656)
Incentive stock awards	1,647	2,941
Equity in net income of affiliates	(1,489)	(619)
Distributions received from affiliates	1,276	619
Gain on disposal of real estate	(27,053)	(31,095)
Net changes in:
Tenant accounts receivable	(1,938)	(1,559)
Prepaid expenses and other assets	(2,014)	(7,287)
Rents received in advance and security deposits	(339)	2,095
Accounts payable and accrued expenses	(886)	(9,261)
Net cash provided by operating activities	52,575	38,421

Cash flows from investing activities
Change in restricted cash and cash equivalents	16,617	(68,312)
Acquisition of real estate	(40,269)	(95,505)
Additions to construction in progress	(36,803)	(46,018)
Improvements and additions to properties	(10,343)	(9,523)
Disposition of real estate	37,222	147,933
Change in deposits on acquisitions	(2,189)	280
Investment in mortgages and notes receivable	(82,888)	(3,181)
Repayment of mortgage and other notes receivable	55,429	1,857
Investment in and advances to affiliates	(14,358)	(7,100)
Distributions received in excess of equity in net income of affiliate		417
Receivables from affiliates and employees	23	19
Additions to deferred expenses	(5,333)	(3,092)
Net cash used in investing activities	(82,892)	(82,225)

Cash flows from financing activities
Proceeds from sale of preferred shares	75,003	—
Proceeds from sale of common shares	4,676	4,318
Offering costs paid	(2,366)	—
Proceeds from issuance of tax exempt bonds	—	45,952
Proceeds from line of credit	455,500	102,000
Proceeds from issuance of unsecured notes payable	34,800	142,009
Proceeds from issuance of senior unsecured debt	147,940	—
Proceeds from issuance of mortgage bonds payable	—	88,109
Redemption of preferred stock	(147,828)	—
Repayment of line of credit	(333,800)	(233,500)
Repayment of mortgage notes payable and other debt	(1,126)	(520)
Repayment of mortgage bonds payable	—	(50,000)
Repayment of senior unsecured debt	(150,000)	—
Distributions	(47,699)	(47,334)
Net cash provided by financing activities	35,100	51,034
Net change in cash and cash equivalents	4,783	7,230
Cash and cash equivalents, beginning of period	910	1,851

Cash and cash equivalents, end of period	$5,693	$9,081

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for share data)

(UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and its subsidiaries (collectively, the “Company”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the December 31, 2002 Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the December 31, 2002 Audited Financial Statements included in the Company’s annual report on Form 10-K and present interim disclosures as required by the SEC.  The accompanying Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim financial statements.

The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.             Recent Pronouncements

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). This Interpretation addresses consolidation by business enterprises of special purposes entities (“SPE’s”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPE’s have no voting interests or otherwise are not subject to control through ownership of voting interests.  For variable interest entities created before February 1, 2003, the provisions of this interpretation were originally effective for financial reports that contain interim periods beginning after June 15, 2003.  However, on October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” (“FSP FIN 46-6”).  The provisions of FSP FIN 46-6 defer the effective date for applying the provisions of FIN 46 to an interest held in a VIE or potential VIE until the end of the first interim or annual period ending after December 15, 2003.  For variable interest entities created after January 31, 2003, the provisions of this interpretation are effective immediately. Currently, FIN 46 does not require the Company to consolidate certain joint ventures which are currently included in investment in affiliate and does not have an impact on net income available to common shareholders or the Company’s liquidity.  The Company continues to assess the impact of FIN 46 as to the treatment of all of its equity investees.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS

No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The Company has applied the provisions of this pronouncement to all contracts entered into during the third quarter which resulted in no impact on its results of operations, financial position or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This pronouncement requires the issuer to mark-to-market certain minority interest liabilities as of the balance sheet date with the adjustment posted to the statement of operations.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  On October 29, 2003, the FASB elected to defer the provisions of paragraph 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests.  The FASB’s decision with respect to the deferral, early adoption, and restatement will likely be issued in conjunction with the finalization of the proposed FASB Staff Position 150-c, “Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities of SFAS No. 150.”  The Company has no consolidated joint ventures with minority interest.  Therefore, SFAS No. 150 currently has no impact on the Company’s balance sheets or statement of operations.

At the July 31, 2003 Emerging Issues Task Force (“EITF”) meeting, Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” was clarified for the purposes of applying Topic D-42.  When calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the registrant’s balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance.  This clarification of Topic D-42 has affected the Company’s accounting for its original offering costs upon the redemption of its 8.48% Series A Cumulative Redeemable Preferred Shares (“Series A Preferred Shares”) which were redeemed May 6, 2003.  In accordance with generally accepted accounting principles at the time, the Company recorded the write-off of original offering costs against retained earnings.  Subsequently, after applying this interpretation, net income available to common shareholders for the nine months ended September 30, 2003 has been reduced by $3.1 million because the offering costs were reclassified as preferred dividends on the Company’s statement of operations as of the redemption date.  Net income available to common shareholders and net income available to common shareholders per share have been affected as follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Net income available to common shareholders - for basic and diluted EPS, as reported	$17,231	$32,908

Redemption of Series A Preferred Shares	(3,101)	(3,101)

Net income available to common shareholders - for basic and diluted EPS, as restated	$14,130	$29,807

Basic EPS:

Per share net income available to common shareholders, as reported	$0.75	$1.44

Per share net income available to common shareholders, as restated	$0.61	$1.30

Diluted EPS:

Per share net income available to common shareholders, as reported	$0.73	$1.40

Per share net income available to common shareholders, as restated	$0.60	$1.27

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

Restricted Stock Grants

Under the terms of the 2000 Plan, employees were granted restricted shares as follows:

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

In addition to the restricted shares granted in 2003 that are described above, as of September 30, 2003, the Company had the following stock grants outstanding at the following grant prices:

Date	Number of Shares	Grant Price
February 21, 2001	138,036	$45.90
January 29, 2002	100,078	48.70

According to the terms of each respective grant agreement, the above restricted share grants are designed to vest at the earlier of eight years or at the close of business on the last day of a period commencing at least two years after the date of the award and including 60 consecutive trading days such that the average total shareholder return for such trading days equals or exceeds 60%.  Total shareholder return includes the cumulative share price appreciation plus dividends since the award.

As of September 30, 2003, which is more than two years after the date of the 2001 award, the Company has achieved the performance target for the 2001 grants but has not sustained the target for 60 consecutive trading days.  It is possible that these shares could vest in the fourth quarter of this year.  If this occurs, the Company would accelerate the vesting of the grants and incur a $4.2 million non-cash compensation expense.

Stock Options Outstanding

Under the terms of the 2000 Plan and the New Plan (the “Plans”), options for common shares were granted as follows and are exercisable per the Plans:

Date	Number of Options	Exercise Price
March 7, 2003	139,080	$56.30
May 16, 2003	38,000	60.55
June 10, 2003	162,580	61.35

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)

Net income available to common shareholders, as reported	$17,654	$15,871	$47,461	$48,310
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(470)	(494)	(1,409)	(1,481)

Pro forma net income available to common shareholders	$17,184	$15,377	$46,052	$46,829

Per share net income available to common shareholders
Basic - as reported	$0.77	$0.70	$2.07	$2.13
Basic - pro forma	$0.75	$0.67	$2.01	$2.06

Diluted - as reported	$0.74	$0.68	$2.01	$2.07
Diluted - pro forma	$0.73	$0.66	$1.97	$2.02

Preferred Shares

On May 5, 2003, the Company issued $75.0 million of variable rate Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”) through a private placement to an institutional investor.  The initial dividend rate on the Series C Preferred Shares was three month LIBOR plus 150 basis points.

On May 6, 2003, proceeds from this issuance were used to redeem all outstanding shares of the Company’s Series A Preferred Shares (redemption announced April 1, 2003) for an aggregate redemption price of $25.0353 per Series A Preferred Share (approximately $75.1 million).

On July 7, 2003, the Company redeemed its $75.0 million of Series C Preferred Shares with proceeds from the Company’s line of credit.  Preferred dividends on the Company’s statement of operations was increased by $0.2 million due to the difference between the fair value of the consideration transferred to the holders of the shares and the carrying amount of the Series C Preferred Shares.

3.             Acquisition and Disposition of Real Estate

In the first nine months of 2003, the Company acquired six operating warehouse properties and three parcels of land for development for an aggregate cost of approximately $42.8 million.  In addition, the Company disposed of eight warehouse properties, 12 land parcels, a parking lot and 48.84% of its tenancy in common interest in the 600 acre rail yard leased to the Burlington Northern Santa Fe Railway (“BNSF”) for an aggregate sales price of approximately $83.9 million, which resulted in an aggregate gain on sale of real estate of $27.1 million, net of tax.

4.             Discontinued Operations and Assets Held for Sale

The Company’s results of operations include the operating results of both properties disposed and properties held for future sale.  For the periods presented, the Company included all of the results of operations from the 30 operating properties disposed since January 1, 2002 and all properties held for sale as of September 30, 2003 in discontinued operations, income from discontinued operations, net of tax.  As of September 30, 2003, 13.7% of the Company’s remaining interest in the 600 acre rail yard leased to the BNSF and three operating properties were held for sale.  The following table summarizes certain information regarding the disposed operating properties and the assets held for sale as of September 30, 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Discontinued operations:
Total revenues	$1,184	$1,795	$4,145	$7,380
Operating expenses and income taxes	(700)	(2,255)	(2,924)	(5,346)

Income (loss) from discontinued operations, net of tax	$484	$(460)	$1,221	$2,034

Also, as of December 31, 2002, the Company had 64.0 acres of land held for sale, located in a retail and commercial district of Naperville, Illinois, which went under contract for sale in the fourth quarter of 2002.  Since that time, the Company closed on the sale of 48.8 acres and the remaining 15.2 acres are held for sale as of September 30, 2003.  There was no net income on this property in 2002 or 2003.

5.             Investment in and Advances to Affiliates

The Company accounts for its investments in affiliates using the equity method whereby its cost of investment is adjusted for its share of equity in net income or loss from the date of acquisition and reduced by distributions received.

The equity method is applied to investments when the Company does not have a majority interest in the investee, but does have significant influence over the operating and financial policies of the investee company.  The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.  The Company has applied the principles of FIN 46, mentioned in Note 1, to its equity investees and the Company believes that FIN 46 does not require the Company to consolidate either CenterPoint Joint Venture, LLC or Chicago Manufacturing Campus, LLC.

CenterPoint Joint Venture, LLC

At September 30, 2003, CenterPoint Realty Services Corporation (“CRS”), the Company’s wholly owned taxable REIT subsidiary, maintains a 25% investment in CenterPoint Venture, LLC (the “Venture”).  The Venture was formed on January 21, 2000 with CalEast Industrial Investors LLC (“CalEast”), an investment vehicle between the California Public Employees Retirement System (“CalPERS”) and Jones Lang LaSalle.

Upon inception of the Venture, CRS paid an additional $1.8 million in syndication fees relating to the Venture and is amortizing these on a straight-line basis over the life of the Venture, seven years.  Amortization of syndication fees of $193 thousand for both the nine months ended September 30, 2003 and 2002, is included in equity in net income of affiliates.  Unamortized syndication fees of $857 thousand are included in investments in and advances to affiliates as of September 30, 2003.

Summarized financial information for the Venture is shown below.

Balance Sheet

	September 30, 2003	December 31, 2002

Assets
Net investment in real estate	$93,671	$88,896
Other assets	5,600	4,764
Total assets	$99,271	$93,660

Liabilities
Secured line of credit	$64,000	$54,904
Other liabilities	10,497	12,230
Total liabilities	74,497	67,134

Members’ equity	24,774	26,526

Total liabilities and members’ equity	$99,271	$93,660

Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Rental revenue	$2,045	$1,580	$6,469	$4,744

Operating expenses
Property, operating and leasing	1,674	615	3,369	1,714
Depreciation and amortization	505	366	1,501	961
Interest expense	557	501	1,773	1,415
Total operating expenses	2,736	1,482	6,643	4,090

Income (loss) from continuing operations	(691)	98	(174)	654

Discontinued operations:
Gain on sale	1,832	—	3,633	—
Income from operations	177	505	646	1,529
Minority interest allocable to discontinued operations	(290)	—	(827)	—

Income before gain (loss) on sale of real estate	1,028	603	3,278	2,183

Gain (loss) on disposal of assets	(12)	—	(533)	(11)

Net income	$1,016	$603	$2,745	$2,172

As of September 30, 2003, the Venture owned 14 warehouse/industrial properties, totaling 2.0 million square feet (unaudited), which were 78% leased (unaudited).  The Venture also had one warehouse/industrial property under construction as of December 31, 2002, which was delivered during the first nine months of 2003.

The Company earned fees from the Venture totaling $1.2 million for acquisitions, administrative services and for property management services for the first nine months of 2003 and $0.3 million for the first nine months of 2002.  At both September 30, 2003 and December 31, 2002, the Company had $0.1 million receivable for these fees.

Chicago Manufacturing Campus, LLC

On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Motor Land Development Corporation (“Ford Land”) to develop a supplier manufacturing campus located on Chicago’s southeast side.  Chicago Manufacturing Campus, LLC (“CMC”), is owned 51% by CenterPoint and 49% by Ford Land.  The park occupies a 155-acre former brownfield site located approximately one-half mile from Ford’s Chicago Assembly Plant on the southeast side of Chicago, near the intersection of 126th Street and Torrence Avenue.  Site preparation and construction of five buildings, or 1.6 million square feet, began during the second quarter of 2002 and has continued through the third quarter of 2003.   Equity contributions by the venture partners of CMC is summarized below (as of September 30, 2003):

	CenterPoint	Ford Land
Land contributions	$5,337	$—
Cash contributions	30,833	34,751

Total contributions	$36,170	$34,751

Total contribution commitment	$52,000	$36,000

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

Balance Sheet

	September 30, 2003	December 31, 2002

Assets
Net investment in real estate	$68,352	$47,115
Restricted cash	1,137	5,144
Other assets	9,818	4,544
Total assets	79,307	56,803

Liabilities	6,972	12,534
Members equity	72,335	44,269

Total liabilities and members equity	$79,307	$56,803

Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Rental revenue	$1,698	$—	$2,489	$—
Interest income	21	45	66	78
Operating expenses	(918)	—	(1,220)	—
General and administrative expenses	(3)	—	(19)	—

Net income	$798	$45	$1,316	$78

CenterPoint incurred $0.4 million in internal development costs that were not reimbursed by CMC upon inception and are included in the Company’s investments in and advances to affiliates.  During the first nine months of 2003, the Company capitalized $0.9 million in interest to the extent of its equity investment and this interest is included in investments in and advances to affiliates.  These costs are being amortized over the depreciation period of the buildings constructed in this project.  For the nine months ended September 30, 2003, amortization of this capitalized cost was $10 thousand.

During the first nine months of 2003 and 2002, the Company earned fees from CMC of $1.3 million and $1.1 million, respectively.  $0.5 million and $0.5 million of these fees earned were deferred in the first nine months of 2003 and 2002, respectively, due to the Company’s ownership percentage in CMC.  At September 30, 2003, the Company had $0.5 million in fees receivable from CMC.

6.             Supplemental Information to Statements of Cash Flows (in thousands)

Supplemental disclosures of cash flow information for the nine months ended September 30, 2003 and 2002:

	2003	2002

Interest paid, net of interest capitalized	$22,627	$22,951
Interest capitalized	6,099	6,128

In conjunction with the acquisition of real estate, for the nine months ended September 30, 2003 and 2002, the Company acquired the following asset and assumed the following liability amounts:

	2003	2002

Purchase of real estate	$(42,777)	$(100,133)
Mortgage notes payable	—	3,530
Liabilities, net of other assets	2,508	1,098
Acquisition of real estate	$(40,269)	$(95,505)

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the nine months ended September 30, 2003 and 2002:

	2003	2002

Disposal of real estate	$83,896	$153,515
Mortgage notes payable assumed by buyers	(43,787)	—
Mortgage notes receivable	(3,482)	(9,029)
Liabilities, net of other assets	595	3,447
Disposition of real estate	$37,222	$147,933

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

Subsequently, CalEast sold three of the buildings and repaid a portion of the note receivable.  The Company earned $3.7 million in fees for the loan and buyout of its purchase option.  These fees are presented in real estate fee income on the Company’s Consolidated Statement of Operations.  As of September 30, 2003, the balance of that note receivable is $23.9 million.  The remaining buildings are newly constructed, state of the art distribution centers and truck terminals located in the markets of Los Angeles, Dallas and Orlando.

On June 30, 2003, Lehman Brothers extended a $35.0 million non-recourse loan to the Company collateralized by the Company’s TIF Notes associated with CIC (the “Lehman Loan”).  As discussed in the Company’s 2002 Form 10-K, the Company had planned to account for the TIF Notes on a cash basis due to uncertainty over collectibility of the notes (which are to be repaid out of future real estate and certain other taxes collected at the CIC site).  However, the non-recourse nature of the Lehman Loan has demonstrated that the TIF Notes receivable carried by CenterPoint, which have previously been fully reserved for, have value to the extent of the face value of the non-recourse loan.  Therefore, CenterPoint has reduced its reserve by $35.0 million for the TIF Notes and has recognized a reduction in the carrying basis of the CIC site by that amount.  As of September 30, 2003, the principle and interest balance of the TIF Notes is $108.9 million and the reserve for the TIF Notes is $73.9 million.

8.             Mortgage Notes Payable and Other Debt

In connection with the sale of the 48.8% interest in the land leased to the BNSF at CIC, the buyer assumed $43.8 million in debt from the Company.

As mentioned above, on June 30, 2003, Lehman Brothers extended a one year $35.0 million non-recourse loan at an initial interest rate of 6.0% to the Company in anticipation of the sale of a participation in the Company’s TIF Notes associated with CIC.  The interest rate on the notes rises to 10% beginning on October 15, 2003.  Lehman is managing the securitization of the TIF Notes which is expected to occur in late 2003 or early 2004.  On October 17, 2003, the Company repaid the Lehman Loan with proceeds from its line of credit.

9.             Senior Unsecured Debt

Upon maturity, on January 15, 2003, the Company paid off its outstanding $150.0 million senior unsecured notes, which were at a rate of 7.9%, with proceeds from its line of credit.

On July 24, 2003, the Company issued $150.0 million in unsecured, 7-year notes that bear interest at a face rate of 4.75% with an effective rate of 4.95% and mature in 2010.  The proceeds from the issuance were $148.0 million after issuance costs and the settlement of an interest rate lock.  In April, 2003, the Company purchased a $72.5 million, three month, 7-year treasury rate lock and designated it as a hedge of the future interest rate on the then planned issuance of an unsecured borrowing.  At June 30, 2003, treasury interest rates had moved below the original lock, so the Company recorded a charge to accumulated other comprehensive loss and a corresponding liability for $3.7 million.  However, upon closing of the new debt, which priced on July 21, the Company’s liability for the treasury rate lock was reduced to $1.0 million because interest rates moved closer to the locked treasury rate, and the Company replaced its original estimated charge to accumulated other comprehensive income.  The final settlement will be amortized over the term of the note.  The Company used the funds to repay a portion of its outstanding balance on the Company’s unsecured line of credit.

10.          Line of Credit

On June 30, 2003, the Company renewed its $350 million unsecured revolving line of credit, which was due to expire on October 24, 2003.  The interest rate on the new facility is LIBOR plus 80 basis points and the new facility expires on June 30, 2006.

11.          Income Taxes

The components of income tax expense for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Current:
Federal	$(402)	$(102)	$(547)	$(981)
State	—	204	—	—
Deferred:
Federal	(909)	(1,463)	(870)	(1,890)
State	(157)	(339)	(141)	(438)
	$(1,468)	$(1,700)	$(1,558)	$(3,309)

The provision for income taxes for the quarter and nine months ended September 30, 2003 and 2002 reconcile to the Company’s components of income tax expense for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Tax (expense) benefit associated with income from operations on sold properties which is included in discontinued operations	$(10)	$12	$(12)	$5

Tax (expense) benefit associated with gains and losses on the sale of real estate which is included in discontinued operations	60	(290)	353	(291)

Tax (expense) benefit associated with gains and losses on the sale of real estate	40	172	40	(1,303)

Provision for income tax (expense) benefit	(1,558)	(1,594)	(1,939)	(1,720)

Income tax expense	$(1,468)	$(1,700)	$(1,558)	$(3,309)

The actual tax expense differs from the statutory income tax expense for the periods presented as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Tax benefit (expense) at federal rate	$(670)	$(1,493)	$(683)	$(2,902)
State tax benefit (expense), net of federal benefit	(80)	(207)	(69)	(407)
Tax exempt interest, at federal rate	61	—	184	—
Disallowed interest, at federal rate	(602)	—	(602)	—
Other	(177)	—	(388)	—
	$(1,468)	$(1,700)	$(1,558)	$(3,309)

12.          Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the purchase, disposition, ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations and liquidity of the Company.

The Company has entered into other contracts for the acquisition and disposition of properties.  Each acquisition transaction is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the projects.

At September 30, 2003, three of the properties owned by the Company were subject to purchase options held by certain tenants.  The purchase options were exercisable at various intervals through 2027 for amounts that are greater than the net book value of the assets.

13.          Earnings Per Common Share

The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the quarter and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except for share data)		(in thousands, except for share data)
Numerators:

Income from continuing operations	$9,280	$12,304	$27,864	$24,341
Gain on sale of real estate, net of tax	2,027	4,393	4,943	11,844
Dividend on preferred shares	(1,158)	(2,523)	(8,677)	(7,568)
Income available to common shareholders from continuing operations - for basic and diluted EPS	$10,149	$14,174	$24,130	$28,617

Discontinued operations
Gain on sale, net of tax	7,021	2,157	22,110	17,658
Income from operations of sold properties, net of tax	484	(460)	1,221	2,035
Discontinued operations - for basic and diluted EPS	$7,505	$1,697	$23,331	$19,693

Net income available to common shareholders - for basic and diluted EPS	$17,654	$15,871	$47,461	$48,310

Denominators:

Weighted average common shares outstanding - for basic EPS	23,010,531	22,825,466	22,956,790	22,716,776
Effect of share options and grants	746,238	627,877	678,668	643,836
Weighted average common shares outstanding - for diluted EPS	23,756,769	23,453,343	23,635,458	23,360,612

Basic EPS:
Income available to common shareholders from continuing operations	$0.44	$0.62	$1.05	$1.26
Discontinued Operations	0.33	0.08	1.02	0.87

Net income available to common shareholders	$0.77	$0.70	$2.07	$2.13

Diluted EPS:
Income available to common shareholders from continuing operations	$0.43	$0.60	$1.02	$1.23
Discontinued Operations	0.31	0.08	0.99	$0.84

Net income available to common shareholders	$0.74	$0.68	$2.01	$2.07

The assumed conversion of the convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the quarter and nine months ended September 30, 2003 and 2002, would be anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the historical operating results of the Company.  The discussion should be read in conjunction with the Company’s Form 10-K filed for the fiscal year ended December 31, 2002 and the unaudited financial statements presented with this Form 10-Q.

Results of Operations

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002.

Revenues

Total revenues decreased by $0.3 million, or 0.1%, over the same period last year as described below.

In the third quarter of 2003, 91.6% of total revenues were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.  In the third quarter of 2002, 85.0% of total revenues consisted of operating and investment revenue.  This change in the composition of income was mainly due to the higher real estate fee income in the third quarter of 2002 (described below), which increased total revenues, but is not a component of operating and investment revenue.  The operating and investment revenues increased by $2.5 million due mainly to an increase in minimum rents from a full period of operations on 2002 investments and a partial period of 2003 investments offset by an increase in vacancy.

Real estate fee income decreased $2.8 million due mainly to development fees earned in 2002 on the BNSF intermodal yard, which was completed in the third quarter of that year.

Operating Expenses

When comparing the third quarter of 2003 to 2002, real estate tax expense increased by $0.4 million due mainly to a full period of operations on 2002 investments and a partial period of 2003 investments.  Property operating and leasing expense (“POL”) increased by $0.5 million due to the natural gas costs, utilities on vacant spaces and payroll related costs.  The following is a breakdown of the composition of the Company’s POL:

	Three Months Ended September 30,
	2003	2002

Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$2,625	$2,178

Property management includes property management and portfolio construction costs	1,228	1,192

Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	1,795	1,793

Total property operating and leasing	$5,648	$5,163

General and administrative expenses (“G&A”) increased by $0.3 million when comparing the third quarter of 2003 to 2002 due in part to increased legal and professional fees for regulatory compliance and payroll related expenses.

Depreciation and amortization expense increased by $0.9 million when comparing the third quarter of 2003 to 2002 due to a full period of operations on 2002 investments and a partial period of 2003 investments.

Interest incurred, net, increased $1.1 million when comparing the third quarter of 2003 to 2002 due to higher average debt balances in 2003 compared to 2002 ($811.9 million and $686.1 million, respectively), despite lower interest rates on variable debt.  Amortization of deferred financing costs decreased slightly when comparing periods due to the repayment of $150.0 million in unsecured senior notes in early 2003 upon maturity and the completion of its financing cost amortization.

Other Income and Expense Items

The provision for income tax expense decreased $36 thousand when comparing periods due to losses created by increased vacancies on CRS.

Equity in net income of affiliates increased $0.6 million when comparing periods due to operating earnings on four build-to-suit properties owned at the affiliate level, (Chicago Manufacturing Campus,LLC), in the third quarter of 2003.  These properties were under construction during 2002, so there were no property operations.

Discontinued operations includes both the gains or losses from the sale of operating real estate and the income or loss from operations of those operating properties and operating properties held for sale, in accordance with FAS No. 144.  All gains on the sale of operating properties sold, excluding those held for sale as of December 31, 2001, are categorized here.  Also, the net income from these properties sold for 2003 and 2002 are categorized in discontinued operations.  Gains on property sales differ from quarter to quarter based on the level of disposition activity and the relative margin realized on the sale of these properties.  The third quarter of 2003 results of operations includes the gain or loss recognized on the sale of three properties with operating history.  The third quarter of 2002’s operating results include the gain or loss on the sale of two properties with operating history.

Gains on the sale of real estate, net of tax, includes only gains and losses on the sale of properties that never had operations or identifiable cash flows and assets held for sale prior to 2002.  This category decreased by $2.4 million compared to the third quarter of 2002.

Preferred dividends decreased for the quarter by $1.4 million as a result of the redemption of the Company’s Series A Preferred Shares on May 6, 2003.

Net Income Available to Common Shareholders and Other Measures of Operations

Net income available to common shareholders increased $1.8 million or 11.2% due mainly to preferred dividend savings and higher gains on sales of real estate, offset by an increase in operating costs in 2003, described above.

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

FFO as calculated by the Company increased 10.6% when comparing the third quarter of 2002 to the third quarter of 2003 due to an increase in operating and investment revenues and savings realized on interest and preferred dividends.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO FFO
INCLUSIVE OF GAINS AND LOSSES, NET OF ACCUMULATED DEPRECIATION
(in thousands)

	Three Months Ended September 30,
	2003	2002

Net income available to common shareholders	$17,654	$15,871
Depreciation and amortization, net of tax:
Continuing operations	8,931	7,952
Discontinued operations	125	378
Unconsolidated subsidiaries	277	82
Accumulated depreciation of sold industrial assets, net of tax	(679)	(494)

Funds from operations as calculated by CenterPoint	$26,308	$23,789

RECONCILIATION OF FFO AS CALCULATED BY CENTERPOINT TO FFO
EXCLUSIVE OF GAINS AND LOSSES, NET OF ACCUMULATED DEPRECIATION

(in thousands)

	Three Months Ended September 30,
	2003	2002

Funds from operations as calculated by CenterPoint	$26,308	$23,789
Gains on sale, net of tax from discontinued operations	(7,021)	(2,157)
Gains on the sale of real estate, net of tax	(2,027)	(4,393)
Accumulated depreciation of sold industrial assets, net of tax	679	494

Funds from operations exclusive of gains and losses, net of accumulated depreciation	$17,939	$17,733

FFO exclusive of gains and losses and net of accumulated depreciation, increased by only $0.2 million when comparing periods due mainly to the increase in operating and investment revenues and preferred dividend savings, offset by increased operating expenses, mentioned above.

Earnings before Interest, Income Taxes, Depreciation and Amortization

EBITDA represents earnings before interest, income taxes, depreciation and amortization.  Management believes that EBITDA is helpful to investors as an indication of property operations because it excludes costs of financing and non-cash depreciation and amortization amounts.  Additionally, EBITDA is a measure commonly used by financial analysts because of its value in measuring operating performance.  EBITDA increased slightly, 2.2%, from the third quarter of 2002 to the third quarter of 2003 despite the increase in POL and G&A costs relative to total revenues, described above.  EBITDA does not represent cash flows from operations as defined by GAAP, should not be considered by the reader as an alternative to net income as an indicator of the Company’s operating performance, and is not indicative of cash available to fund all cash flow needs.  Investors are cautioned that EBITDA, as calculated by the Company, may not be comparable to similarly titled but differently calculated measures for other REITs.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO EBITDA
(in thousands)

	Three Months Ended September 30,
	2003	2002

Net income available to common shareholders	$17,654	$15,871
Preferred dividends	1,158	2,523
Interest incurred, net	7,174	6,025
Interest incurred, net from discontinued operations	302	1,478
Amortization of deferred financing costs	741	750
Provision for income tax expense	1,558	1,594
Provision for income tax expense from disc operations	(50)	278
Provision for income tax expense in gain on sale, net of tax	(40)	(172)
Depreciation and amortization	9,177	8,245
Depreciation and amortization from discontinued operations	125	378

EBITDA	$37,799	$36,970

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002.

Revenues

Total revenues increased by $8.7 million, or 7.6%, over the same period last year as described below.

In the first nine months of 2003, 91.5% of total revenues were derived primarily from base rents, straight-line rents, expense reimbursements and mortgage income (operating and investment revenue), pursuant to the terms of tenant leases and mortgages held for space at the warehouse/industrial properties.  In the first nine months of 2002, 91.3% of total revenues consisted of operating and investment revenue.  This change in the composition of income was mainly due to the increase in real estate fee income for 2002, which increased total revenues but is not a component of operating and investment revenue.  Operating and investment revenues increased $8.3 million mainly due to an increase in minimum rents from a full period of operations on 2002 investments and a partial period of activity on 2003 investments, offset by an increase in vacancy.

Real estate fee income increased only $0.5 million as development fees earned in 2002 on the BNSF intermodal yard were largely replaced with development fees earned on the Union Pacific intermodal yard in 2003.  Fee income for the first nine months of 2003 also includes loan fees earned on the CalEast loan for the Home Depot properties, mentioned in Item 1 note 7.

Operating Expenses

Real estate tax expense increased by $3.2 million when comparing 2003 to 2002 due mainly to a full period of operations on 2002 investments and partial period of operations on 2003 investments.  POL increased by $1.2 million despite the POL portion of the early vesting of stock grants in 2002 for $1.5 million.  The net increase was mainly due to increased gas cost and utilities on vacant spaces and due to increased payroll related cost.  The following is a breakdown of the composition of the Company’s POL:

	Nine Months Ended September 30,
	2003	2002

Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$8,973	$7,453

Property management includes property management and portfolio construction costs	3,773	3,429

Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	5,361	6,064

Total property operating and leasing	$18,107	$16,946

G&A increased by $0.8 million when comparing the nine months of 2003 to 2002 due in part to increased legal and professional fees for regulatory compliance and payroll related expenses.

Depreciation and amortization expense increased by $1.9 million when comparing the first nine months of 2003 to the same period in 2002 due to a full period of operations on 2002 investments and a partial period of 2003 investments.

Interest incurred, net, decreased $1.8 million when comparing the first nine months of 2003 to the first nine months of 2002 due to the payoff of $150.0 million of relatively high rate debt in January, 2003.  Also, the Company benefited from lower interest rates on variable debt.  Amortization of deferred financing costs increased due to the August, 2002 issuance of $150.0 million in debt and the amortization of its issuance and interest rate lock costs.

Other Income and Expense Items

The provision for income tax expense increased $0.2 million when comparing periods due to fees earned related to the Union Pacific development on CRS.

Equity in net income of affiliates increased $0.9 million when comparing periods due to operating earnings on four build-to-suit properties owned at the affiliate level (Chicago Manufacturing Campus, LLC) in the third quarter of 2003.  These properties were under construction during 2002, so there were no property operations.

Discontinued operations includes both the gains or losses from the sale of operating real estate and the income or loss from operations of those operating properties and operating properties held for sale, in accordance with FAS No. 144.  All gains on the sale of operating properties sold, excluding those held for sale as of December 31, 2001, are categorized here.  Also, the net income from those properties sold for 2003 and 2002 is categorized in discontinued operations.  Gains on property sales differ from quarter to quarter based on the level of disposition activity and the relative margin realized on the sale of these properties.  For the first nine months of 2003, the results of operations include the gain or loss recognized on the sale of 13 properties with operating history.  The first nine months of 2002’s operating results include the gain or loss on the sale of 17 properties with operating history.

Gains on the sale of real estate, net of tax includes only gains and losses on the sale of properties that never had operations or identifiable cash flows and assets held for sale prior to 2002.  This category decreased by $6.9 million compared to the first nine months of 2002 because 2002 includes the gain associated with the sale of five completed developments and land parcels which resulted in a gain that was larger than the five developments and land parcels sold in the first nine months of 2003.

Preferred dividends increased $1.1 million due to the redemption of the Company’s Series A Preferred Shares in May, 2003.  Upon redemption, the Company recorded the difference between the book value of the preferred shares and the redemption proceeds as an addition to preferred dividends of $3.1 million.  This cost was offset by the preferred dividend savings since the redemption of the Series A Preferred Shares.

Net Income Available to Common Shareholders and Other Measures of Operations

Net income available to common shareholders decreased $0.8 million or 1.8% due mainly to preferred dividends recognized upon the redemption of the Series A Preferred Shares and increased operating expenses, offset by an increase in operating and investment revenues, and interest savings.

Funds from Operations

FFO increased 3.5% when comparing the first nine months of 2002 to the first nine months of 2003, due to the increase in operating and investment revenues and interest savings .

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO FFO
INCLUSIVE OF GAINS AND LOSSES, NET OF ACCUMULATED DEPRECIATION
(in thousands)

	Nine Months Ended September 30,
	2003	2002

Net income available to common shareholders	$47,461	$48,310
Depreciation and amortization, net of tax:
Continuing operations	25,711	23,907
Discontinued operations	510	1,647
Unconsolidated subsidiaries	483	219
Accumulated depreciation of sold industrial assets, net of tax	(2,015)	(4,375)

Funds from operations (as calculated by CenterPoint)	$72,150	$69,708

RECONCILIATION OF FFO AS CALCULATED BY THE COMPANY TO FFO
EXCLUSIVE OF GAINS AND LOSSES, NET OF ACCUMULATED DEPRECIATION
(in thousands)

	Nine Months Ended September 30,
	2003	2002

Funds from operations (as calculated by CenterPoint)	$72,150	$69,708
Gains on sale, net of tax from discontinued operations	(22,110)	(17,658)
Gains on the sale of real estate, net of tax	(4,943)	(11,844)
Accumulated depreciation of sold industrial assets, net of tax	2,015	4,375

Funds from operations exclusive of gains and losses, net of accumulated depreciation	$47,112	$44,581

FFO exclusive of gains and losses and net of accumulated depreciation increased by $2.5 million when comparing periods due mainly to the increase in operating and investment revenues and real estate fee income, mentioned above.

Earnings before Interest, Income Taxes, Depreciation and Amortization

EBITDA decreased 1.7% in the first nine months of 2003 compared to the first nine months of 2002 due to increased POL costs and G&A costs relative to the increase in revenues as described above.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO EBITDA
(in thousands)

	Nine Months Ended September 30,
	2003	2002

Net income available to common shareholders	$47,461	$48,310
Preferred dividends	8,677	7,568
Interest incurred, net	17,748	19,529
Interest incurred, net from discontinued operations	1,661	1,594
Amortization of deferred financing costs	2,495	1,969
Provision for income tax expense	1,939	1,720
Provision for income tax expense from disc operations	(341)	286
Provision for income tax expense in gain on sale, net of tax	(40)	1,303
Depreciation and amortization	26,469	24,549
Depreciation and amortization from discontinued operations	510	1,647

EBITDA	$106,579	$108,475

Liquidity and Capital Resources

Operating and Investment Cash Flow

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital issuances, have been used to fund, on a long term basis, acquisitions and other capital costs.  In the first nine months of 2003, cash flow from operations provided $52.3 million, an amount greater than the $47.7 million in distributions.  The Company expects future operating cash flow and capital recycling activities to be sufficient to fund distributions and a significant portion of future investment activities.

For the first nine months of 2003, the Company’s investment activities included acquisitions of $40.3 million, advances for construction in progress of $36.8 million, investment in notes receivable of $82.9 million and improvements and additions to properties of $10.3 million.  These activities were funded with proceeds from the disposition of real estate of $37.2 million, repayment of mortgage and note receivable investments of $55.4 million and advances on the company’s line of credit.  Advances on the Company’s line of credit also funded advances to affiliates of $14.4 million for construction in progress at the subsidiary level.

Equity and Share Activity

During the first nine months of 2003, the Company paid distributions on common shares of $42.3 million or $1.823 per share.  Also, in 2003, the Company paid dividends on Series A Preferred Shares of $2.2 million or $0.742 per share, $2.8 million for dividends on Series B Convertible Preferred Shares or $2.81 per share and $0.6 million for dividends on Series C Preferred Shares or $0.184 per share.  The following factors, among others, will affect the future availability of funds for distribution:  (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company’s unsecured line of credit and (iv) the terms of future debt agreements.

Debt Capacity

The Company seeks to maintain debt capacity substantially in excess of anticipated requirements, considering all available funding sources.  At September 30, 2003, the Company’s debt constituted approximately 32.9% of its fully diluted total market capitalization.  Year to date, the Company’s EBITDA to debt service coverage ratio increased from the prior year to 5.5 to 1 from 5.1 to 1, and the Company’s EBITDA to fixed charge coverage ratio remained constant at 3.8 to 1.  At September 30, 2003, the Company’s common equity market capitalization was approximately $1.6 billion, and its fully diluted total market capitalization was approximately $2.4 billion.

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

On May 5, 2003, the Company issued $75.0 million of variable rate Series C Preferred Shares through a private placement to Wachovia Securities, Inc.  The Company received cash proceeds which were used to redeem $75.0 million in Series A Preferred Shares on May 6, 2003.  The initial dividend rate on the Series C Preferred Shares was three month LIBOR plus 150 basis points (2.6% at June 30, 2003).  Since the end of the second quarter, the Company has redeemed its $75.0 million of Series C Preferred Shares with proceeds from the Company’s line of credit.

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

On June 30, 2003, Lehman Brothers extended a one year $35.0 million non-recourse loan at an interest rate of 6.0% to the Company in anticipation of the sale of a participation in the Company’s TIF Notes associated with CIC.  The interest rate on the notes rises to 10% starting October 15, 2003.  Lehman is managing the securitization of the TIF Notes which is expected to occur in late 2003 or early 2004.  The Lehman Loan is secured solely by the TIF Notes and the proceeds from the loan were used to repay the Company’s line of credit.

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

Recent Pronouncements

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). This Interpretation addresses consolidation by business enterprises of special purposes entities (“SPE’s”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPE’s have no voting interests or otherwise are not subject to control through ownership of voting interests.  For variable interest entities created before February 1, 2003, the provisions of this interpretation were originally effective for financial reports that contain interim periods beginning after June 15, 2003.  However, on October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” (“FSP FIN 46-6”).  The provisions of FSP FIN 46-6 defer the effective date for applying the provisions of FIN 46 to an interest held in a VIE or potential VIE until the end of the first interim or annual period ending after December 15, 2003.  For variable interest entities created after January 31, 2003, the provisions of this interpretation are effective immediately. Currently, FIN 46 does not require the Company to consolidate certain joint ventures which are currently included in investment in affiliate and does not have an impact on net income available to common shareholders or the Company’s liquidity.  The Company continues to assess the impact of FIN 46 as to the treatment of all of its equity investees.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The Company has applied the provisions of this pronouncement to all contracts entered into during the third quarter which resulted in no impact on its results of operations, financial position or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This pronouncement requires the issuer to mark-to-market certain minority interest liabilities as of the balance sheet date with the adjustment posted to the statement of operations.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  On October 29, 2003, the FASB elected to defer the provisions of paragraph 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests.  The FASB’s decision with respect to the deferral, early adoption, and restatement will likely be issued in conjunction with the finalization of the proposed FASB Staff Position 150-c, “Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities of SFAS No. 150.”  The Company has no consolidated joint ventures with minority interest.  Therefore, SFAS No. 150 currently has no impact on the Company’s balance sheets or statement of operations.

At the July 31, 2003, EITF meeting, Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” was clarified for the purposes of applying Topic D-42.  When calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the registrant’s balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance.  This clarification of Topic D-42 has affected the Company’s accounting for its original offering costs upon the redemption of its Series

A Preferred Shares which were redeemed May 6, 2003.  In accordance with generally accepted accounting principles at the time, the Company recorded the write-off of original offering costs against retained earnings.  Subsequently, after applying this interpretation, net income available to common shareholders for the nine months ended September 30, 2003 has been reduced by $3.1 million because the offering costs were reclassified as preferred dividends on the Company’s statement of operations as of the redemption date.  Net income available to common shareholders and net income available to common shareholders per share have been affected as follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Net income available to common shareholders - for basic and diluted EPS, as reported	$17,231	$32,908

Redemption of Series A Preferred Shares	(3,101)	(3,101)

Net income available to common shareholders - for basic and diluted EPS, as restated	$14,130	$29,807

Basic EPS:

Per share net income available to common shareholders, as reported	$0.75	$1.44

Per share net income available to common shareholders, as restated	$0.61	$1.30

Diluted EPS:

Per share net income available to common shareholders, as reported	$0.73	$1.40

Per share net income available to common shareholders, as restated	$0.60	$1.27

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company’s actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases, inflation and dependence on tenants’ business operations), risks relating to acquisition, construction and development activities, risks relating to 1031 tax-free exchange transactions, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, recent regulatory pronouncements relating to REIT accounting policies, dependence on the primary market in which the Company’s properties are located, the existence of complex regulations relating to the Company’s status as a REIT, the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company’s securities and the other factors noted above in “Risks, Uncertainties and Capital Opportunities” and below in Item 3.

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

At September 30, 2003, $234.1 million or 29.1% of the Company’s debt was variable rate debt and $570.4 million or 70.9% of the debt was fixed rate debt.  Based on the amount of variable debt outstanding as of September 30, 2003, a 10% increase or decrease in the Company’s interest rate on the Company’s variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.4 million per year.  A similar change in interest rates on the Company’s fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt.  An increase in interest rates would decrease the fair value of the Company’s fixed rate debt.

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

Item 4.            Controls and Procedures

As of the end of the period, John S. Gates, Jr., Chief Executive Officer of the Company, and Paul S. Fisher, Executive Vice President, Chief Financial Officer and Secretary of the Company, evaluated the effectiveness of the disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion.  There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

(a)               Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 18, 2003, the Company filed a copy of its press release announcing its financial results for the second quarter of 2003 on Form 8-K.  Also included with this filing were a Computation of Ratio of Earnings to Fixed Charges and a copy of the Amended and Restated Unsecured Revolving Credit Agreement dated as of June 30, 2003 among CenterPoint Properties Trust, as Borrower, Banc One Capital Markets, Inc., as Sole Lead Arranger/Book Manager, Bank One, NA, as Administrative Agent and Lender, Bank of America, N.A. as Syndication Agent and Lender, Wachovia Bank, National Association, as Syndication Agent and Lender, Commerzbank AG, New York Branch, as Documentation Agent and Lender, Suntrust Bank, as Managing Agent and Lender, and the several other lenders from time to time parties thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST
a Maryland Company

	By:	/s/ Paul S. Fisher
Paul S. Fisher
Executive Vice President and
Chief Financial Officer
November 11, 2003		(Principal Accounting Officer)