Form 10-K
period 2003-12-31
CENTERPOINT PROPERTIES TRUST
filed 2004-03-12
CIK 912893

QuickLinks -- Click here to rapidly navigate through this document

F O R M    1 0 - K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended December 31, 2003
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

        As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,371,265,673 (based on 22,388,011 shares held by non-affiliates and computed by reference to the reported closing price).

        The registrant had 23,173,428 of its common shares, $.001 par value per share, outstanding as of March 12, 2004

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement relating to the solicitation of proxies for the registrant's May 2004 annual meeting of security holders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

The Company

        CenterPoint Properties Trust ("CenterPoint" or the "Company"), was the first major real estate investment trust ("REIT") to focus on the industrial sector and it remains the only REIT to focus on such property primarily within greater Chicago. CenterPoint seeks to create share value through customer-driven management, investment, development, and redevelopment of warehouse, distribution, light manufacturing, air freight and rail-related facilities. The Company also develops multi-facility industrial parks that are strategically located near highways, airports and railroads. Central to all its activities is the Company's commitment to entrepreneurially serve customers' changing space needs and to provide superior customer satisfaction. The Company is a Maryland business trust and is listed on the New York Stock Exchange under the symbol CNT.

        CenterPoint began operations in 1984 as Capital and Regional Properties Corporation, the United States investment vehicle for Capital and Regional plc, a property company traded on the London Stock Exchange since 1986. CenterPoint completed its U.S. initial public offering in December 1993 after consolidating its operations with, and acquiring the properties controlled by, FCLS Investors Group, a Chicago-based industrial development company with 30 years of local experience. The Company's history equips it with the longest public experience of any industrial property REIT.

        While the Company believes it is the largest owner and operator of industrial property in the 1.3 billion square-foot Chicago region, its portfolio represented just 2.6% of the market (based on square footage) as of December 31, 2003. Substantial opportunities for future growth remain.

        Underpinning CenterPoint's value is the strength of its internal resources. Key among these is management experience. CenterPoint's investment, development, and management staff averages more than 20 years of experience in the industry. Enabled by strong ties to the real estate development community, an in-depth knowledge of the market sector and the ability to gauge and anticipate market trends, management can creatively and flexibly accommodate tenant requirements.

Business Objectives and Strategy for Growth

        The Company's fundamental business objective is to maximize total return to shareholders by increasing the market value of the Company's franchise and per share distributions. In 2003, the Company achieved a total return of 36.32%. Since its IPO in December 1993, the Company has achieved an average annual total return of 22.47%, outperforming the S&P 500, NASDAQ, Dow Jones and NAREIT Equity Indices on a total return, dividends reinvested basis.

        To maximize shareholder returns, the Company pursues four complementary strategies in portfolio operations, investments, dispositions, and finance:

  1. Portfolio Operation Strategy.

        The Company is a full service, self-managed real estate company. Five regions, each serving a particular segment of the Chicago region, are operated by teams consisting of a regional manager, one or more property managers, administrative assistants, maintenance, and accounting support personnel. Property management staff are required to visit each tenant, on site, at least once every 90 days, and more frequently if warranted by tenant needs.

        The Company believes its market penetration, local expertise, tenant relationships and quality reputation within the Chicago region provide it with a competitive advantage. Another competitive advantage is the Company's integrated corporate, property management, accounting and control process and information systems, enabling the Company to monitor and project the financial performance of each asset. The Company believes this long-term platform effectively supports its operating and financial objectives and will help drive continued growth.

        The Company seeks to grow its results of operations by increasing revenues through lease renewals or replacements and by leasing vacant space at maximum achievable rents. The Company seeks long-term retention of tenants, but will opportunistically engage in shorter leases when appropriate. The Company strives to tailor lease terms to maximize long-term total returns from each property investment.

        To become the landlord of choice in the Chicago region, the Company strives to provide the highest possible service to its tenants by addressing their occupancy needs and evolving space requirements. Management believes tenant satisfaction, resulting from the Company's "hands on" management approach, fuels rental revenues by increasing tenant retention, minimizing re-letting expense and facilitating rental increases. Management also believes that tenant satisfaction creates profitable expansion and build-to-suit opportunities from its tenants as well as business referrals.

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

        The Company's tenants benefit from the size and concentration of the Company's real estate holdings in the Chicago region. As the largest owner of warehouse and other industrial properties in this geographic market, the Company believes it can bulk-purchase goods and services, lowering the occupancy costs of its tenants. Management believes that minimizing tenants' occupancy costs builds tenant loyalty and provides the Company with a significant marketing advantage.

        To motivate employees to provide the highest level of tenant service, the Company has established a pay-for-performance compensation plan under which the incentive pay of each participating employee depends in part on the results of an annual tenant satisfaction survey, independently administered by CEL & Associates and the Company's non-employee trustees. Employee incentive pay is also dependent on the results of a company-wide audit pertaining to the implementation of internal processes and procedures, all of which the Company believes enhance tenant service. Targeted per share cash flow growth, another key metric in the Company's incentive plan, is benefited by intensive tenant service.

        In 2003, CenterPoint achieved a 89% tenant retention rate and "outstanding" tenant ratings in an independently administered tenant survey comparing the Company to other industrial property owners nationally.

  2. Investment Strategy.

        The Company seeks to invest primarily in warehouse and other industrial properties that satisfy its yield, growth and return objectives. These include properties with vacancy that can be leased at attractive rents, as well as properties offering expansion, development, redevelopment or resale opportunities. Each of CenterPoint's investments benefits from the Company's large Chicago area franchise. CenterPoint believes its concentrated activity provides a deeper potential customer base, a wider range of opportunities, and better market information than its competitors. As of December 31, 2003, the Company and its affiliates owned 211 warehouse and other industrial properties.

        In addition to investments in individual buildings or development projects, the Company has undertaken business park development in locations within the greater Chicago region offering desirable amenities, including the proximity to rail, road and air transportation, at competitive rents and occupancy costs. The Company strictly monitors speculative investment, including the investment in land intended for development. As of December 31, 2003, the Company has accumulated control of a large land portfolio exceeding 3000 acres upon which 50.1 million square feet of warehouse and other industrial properties can be developed. The Company believes the land portfolio will provide a competitive advantage in securing profitable development opportunities.

        The Company's largest industrial development is the CenterPoint Intermodal Center ("CIC") in Elwood, IL. This 2,032-acre project is one of the nation's largest public/private developments, anchored by a 621-acre Burlington Northern Santa Fe ("BNSF") multi-modal rail facility. The project is expected to consist of approximately 13 million square feet of warehouse, distribution and light manufacturing space, including one million square feet of cross dock facilities and other ancillary commercial development. Located only 40 miles southwest of Chicago, CenterPoint Intermodal Center is strategically positioned to take advantage of Chicago's immense transportation infrastructure. As of December 31, 2003, approximately 55% of the park's area has been leased or sold, with more than 2.6 million square feet of new industrial facilities under construction or delivered.

        Other industrial parks under development include: O'Hare Express North, a 49-acre park "inside the fence" at O'Hare International Airport; CenterPoint Intermodal Center—Rochelle, a 362-acre park in Rochelle, IL located within one mile of the 1,200-acre Union Pacific Global III Intermodal Facility; McCook Industrial Center, a 243-acre park located adjacent to CenterPoint's other industrial park, CenterPoint Business Center—McCook; and the California Avenue Business Center, a 30-acre industrial park within five miles of downtown Chicago. The Company just recently completed the Chicago Manufacturing Campus, a four-building, 1.6 million- square-foot automobile supplier parts campus in Chicago's southeast side developed in a joint venture with Ford Land Development Corporation ("Ford Land").

        The Company has developed certain buildings, infrastructure or other facilities for a fee. These fees have contributed additional cash flow and increased the Company's return on invested capital. Examples include the Union Pacific intermodal yard in Rochelle, Illinois, and the Chicago Manufacturing Campus in Chicago, Illinois of which the Company recorded fees and on its venture partner's portion. The Company continues to pursue fee-based development projects and expects such fees to continue to contribute to the Company's return.

        Focus on Industrial Real Estate.    The Company focuses on warehouse and other industrial properties. Management believes this property type offers consistently attractive returns and stable cash flow for the following reasons:

  •
  Low Capital Requirements. The cost per square foot of developing warehouse and other industrial properties typically ranges between $45-50 per square foot, which is lower than the cost of developing other types of property. Individual assets are typically $3 million to $6 million in value. From the Company's perspective, this results in lower capital commitments to any particular property, permitting greater diversification of the Company's investment, and lowering risk as compared to investments in large retail or office properties. In addition, relative to other property types, industrial space requires fewer tenant improvements, minimizing the level of recurring capital expenditures necessary to sustain rental income. The Company generally seeks to avoid investment in any tenant specific space improvements.

  •
  High Level of Tenant Investment. Unlike office, retail and multi-family buildings, most warehouse and other industrial buildings are occupied by a single tenant. Relocation tends to be costly for tenants of warehouse and other industrial properties because of high tenant investment in production set-up expenses, machinery and other site specific improvements (in many cases higher than the landlord's investment). Often, buildings are selected because their location is critical to the reduction of logistics-related expenses, making relocation unattractive. To avoid relocation expense, tenants typically lease space that exceeds their immediate needs or space in buildings that are readily expandable. Tenant retention and expansion therefore tend to be higher than for other property types.

  •
  Favorable Lease Terms. Warehouse and other industrial buildings are generally leased on a "triple net" basis, under which tenants are contractually obligated to pay directly or to reimburse the landlord for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the leases generally provide for rental growth through contractual rent increases, reducing exposure to inflation.

  •
  Supply Built on Demand. The comparatively short development period for industrial buildings (typically six to nine months) relative to other property types results in generally less speculative building and, therefore, a supply of industrial property that more closely corresponds to tenant demand than in other categories of real estate. The Company believes this reduces vacancy levels and improves rental rate stability.

  •
  Limited Competition. Because of the relatively low total investment in individual warehouse and other industrial properties, the Company's typical competitor for assets of this size is a sponsor of a single asset partnership with typically a higher cost of capital and less financial flexibility. While individuals and institutions may target stabilized smaller assets, few investors have the management depth or experience to acquire and manage the redevelopment projects of the Company.

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

        Focus on the Chicago Region.    CenterPoint's target market, greater Chicago, is comprised of the market area within a 150-mile radius of the City of Chicago, including Milwaukee, Wisconsin and South Bend, Indiana. This region offers significant opportunities for investment in, and ownership of, warehouse and other industrial property. The Chicago region lies at the center of one of the nation's principal population and production regions. With over 1.3 billion square-feet of industrial/warehouse space (according to market data published by Colliers, Bennett and Kahnweiler and The Polacheck Company in December of 2003) and 24 diverse submarkets (according to a ranking of markets published by CB Richard Ellis in December of 2003), the Chicago region has become the largest and most diverse industrial market in the nation. Its regional advantages have led to significant business in Chicago making it second only to New York in the number of Fortune 500 companies. As a consequence of its location, the Chicago region is the continent's premier transportation hub, possessing attributes critical to a highly diverse industrial real estate market.

  •
  Transportation Advantages. The Midwest's transportation network, a consequence of its central continental location, underpins its status as a manufacturing and distribution center. Extensive transportation infrastructure integrates the Chicago region with the rest of the Midwest, as well as other important business and distribution centers, including Los Angeles and northern New Jersey.

    Because Chicago is a dominant continental rail, road, air and water hub, the region has experienced burgeoning intermodal transportation or the movement of goods, usually containerized, by two or more modes of transportation. Nearly three-quarters of the nation's rail freight passes through Chicago, with intermodal traffic growing the fastest. Many railway yards have been converted to handle rapidly growing intermodal demand. Chicago is the third largest container hub in the world after Singapore and Hong Kong.

  •
  Business Diversity. Regional business diversity, resulting from Chicago's location, size and transportation advantages, provides the Company with opportunities to capitalize on different trends affecting real estate demand across all significant industry groups. An assorted tenant base also lessens the Company's cyclical risk, reducing its exposure to changes in the fortunes of any single type of business. A study issued June 9, 2003 by Moody's Investors Service validated Chicago as the most diverse metropolitan statistical area (MSA) in the country. The diversity of Chicago's economy nearly mirrored that of the nation as a whole. This diversity makes the region less susceptible to a slowdown in a particular industry.

    Virtually all large national and international firms that distribute products in the United States are served by manufacturing or distribution facilities located in the greater Chicago area. As in other large industrial metro areas, Chicago's diversity has been increasing due to its transformation from a manufacturing to a service-based economy. The diversification of the regional economy into services accelerated during the recent expansion as manufacturers continued to restructure operations to lower costs. The business services industry has been one of the main drivers of the Chicago economy during the past decade.

    The Company believes other factors support the long term health of Chicago's industrial property market. These include a skilled labor force, plentiful water resources, and the competitiveness of regional manufacturing and distribution. In addition, management believes a favorable political climate exists for attracting and retaining business. The State of Illinois, the City of Chicago and other area municipalities have worked aggressively and creatively to promote area business development. Zoning initiatives have produced planned manufacturing districts where city-provided tax increment financing ("TIF") subsidies are available. These initiatives bolster area industry, enhancing the Company's opportunities.

  3. Disposition Strategy.

        To maximize per share cash flow growth and the return on invested capital, the Company seeks to fund a substantial percentage of its new investment with capital "recycled" from the disposition of owned assets. Assets targeted for sale are those that offer the lowest prospective total cash returns relative to their market value. The volume of annual dispositions is determined by the volume of new higher yielding investments available at an acceptable risk-adjusted positive spread above the yields on the assets disposed to fund them. Buyers include users, investors (institutional, private and foreign), 1031 exchange buyers, governments and other developers.

        Disposition activity is undertaken by the Company and its subsidiaries, including its taxable subsidiary, CenterPoint Realty Services, Inc. ("CRS"), and other affiliates, principally CenterPoint Venture LLC ("CenterPoint Venture" or the "Venture"), as well as project-specific development partnerships. The Company and its affiliates earn fees or gains from the development or acquisition of assets for immediate sale to tenants, institutions and other buyers. These opportunities result from the size of the Company's existing portfolio and its market penetration.

        Gains and related fees from the disposition activity of the Company and its affiliates have been, and are expected to be, a recurring source of revenue and cash flow, and a material contributor to the Company's return on invested capital.

  4. Financial Strategy.

        The Company actively seeks to minimize its capital costs to maximize share value. It believes it does so by primarily funding new investment with proceeds from the disposition of lower yielding assets. Capital from sales, plus significant retained cash flow, account for the bulk of annual required funds. This strategy enhances per share cash flow growth and returns by avoiding dilution. From time to time, the Company supplements internally generated funds with external capital that offers the potential to lower its overall capital costs. The Company and its affiliates maintain $470 million in lines of credit. The Company supplements internally supplied capital with proceeds from debt and equity issuances. The Company also seeks to utilize, where available, tax-exempt debt and TIF for its developments.

        The Company periodically supplements its capital base through ventures with other investors or developers. These ventures are used to share capital requirements and risk and typically invest in assets held or developed for near term sale. The Company believes that its ventures have increased its investment and funding flexibility.

        Investment in and Advances to Affiliates.    Through CRS, the Company owns 25% of the Venture which is engaged to position, package and sell stabilized industrial property investment opportunities. CalEast, a partnership of the California Public Employees Retirement System and Jones Lang LaSalle own the remaining 75% of the Venture. The $200 million fund is capitalized with equity commitments of $60 million by CalEast and $20 million by CenterPoint and supported by a $120 million credit facility. The Company receives a preferential 11% cumulative return on its equity capital and may receive up to 50% of the distributions, as well as transaction, administrative and property management fees. As of December 31, 2003, CenterPoint Venture owned 17 warehouse and other industrial properties, totaling 2.4 million square feet, which were 76.9% leased.

        In addition to CenterPoint Venture, the Company periodically forms project-specific ventures to acquire or develop assets for sale. An example is Chicago Manufacturing Campus, LLC, a joint venture between CenterPoint and Ford Land to develop Ford Motor Company's 155-acre automotive supplier manufacturing campus located on Chicago's southeast side. As of December 31, 2003, Chicago Manufacturing Campus, LLC ("CMC"), is owned 51% by CenterPoint and 49% by Ford Land, but Ford Land has the option to require CenterPoint to invest as much as 59%. The park will occupy a 155-acre former brownfield site located approximately one-half mile from Ford's Chicago Assembly Plant on the southeast side, near the intersection of 126th Street and Torrence Avenue. Site preparation and construction of four buildings, or 1.6 million square feet, began during the second quarter of 2002 and was completed by the beginning of the fourth quarter of 2003. CenterPoint has committed to total contributions of approximately $52.0 million.

Management Controls and Systems

        Defined processes, integrated with comprehensive information systems and financial controls, support the Company's business. To facilitate its entrepreneurial business and limit operating risk, the Company has implemented comprehensive business and allied information and control systems, which it continually improves. These include detailed operating, investment, and disposition processes, as well as integrated financial controls. These controls were reviewed, revised (as necessary) and republished by the Company in 2003. The Company maintains credit standards for all leasing and vendor activities. The Company believes that these systems provide significant benefits, including better tenant service, improved investment execution, and enhanced capital planning.

Transactions During 2003

        During 2003, the Company accomplished the following:

  2003 Acquisitions, Developments and Dispositions:

  •
  During 2003, the Company acquired or completed development of 15 warehouse and other industrial properties, completed one expansion and acquired six land parcels totaling 4.6 million square feet of buildings and approximately 765.0 acres of unimproved land, investing approximately $167.8 million. In order to fund this and other investment activity, the Company disposed of 14 warehouse and other industrial properties totaling 1.5 million square feet, 14 land parcels, one parking lot and approximately 375 acres of improved land for approximately $156.4 million from the owned portfolio.

  •
  CenterPoint Venture acquired or completed the development of six warehouse and other industrial properties totaling $36.9 million and 0.8 million square feet in 2003. The Venture disposed of three properties and one land parcel totaling $24.6 million. Also in 2003, CalEast, CenterPoint's partner in the Venture, invested $109.0 million in six properties leased to The Home Depot, Inc., totaling 2.6 million square feet, and the Company advanced $78.2 million of this investment in the form of an unsecured note receivable with proceeds from its line of credit. Subsequently, CalEast sold three of the buildings and repaid a portion of the note receivable.

  •
  CMC completed the development of four warehouse and other industrial properties totaling approximately $67.6 million and 1.6 million square feet in 2003.

  2003 Developments in Progress:

  •
  The Company initiated the development of seven new warehouse and other industrial properties in 2003, totaling 1.7 million square feet, to be delivered in 2004. Including assets delivered, the Company invested approximately $46.8 million in 2003 in owned developments.

  2003 Financings:

  •
  Upon maturity, on January 15, 2003, the Company paid off its outstanding $150.0 million senior unsecured notes, which were at a rate of 7.9%, with proceeds from its line of credit.

  •
  On May 5, 2003, the Company issued $75.0 million of variable rate Series C Cumulative Redeemable Preferred Shares through a private placement in which Wachovia Securities, Inc acted as placement agent. The Company utilized the proceeds of the private placement to redeem its $75.0 million of 8.48% Series A Cumulative Redeembable Preferred Shares on May 6, 2003. The initial dividend rate on the Series C Preferred Shares was three month LIBOR plus 150 basis points (2.6% upon issuance). In July of 2003, the Company redeemed its Series C Preferred Shares with proceeds from the Company's line of credit.

  •
  On June 30, 2003, the Company renewed its $350 million unsecured revolving line of credit, which was due to expire on October 24, 2003. The interest rate on the new facility is LIBOR plus 80 basis points and the new facility expires on June 30, 2006.

  •
  On July 24, 2003, the Company issued $150.0 million in unsecured, 7-year notes which bear interest at a face rate of 4.75% with an effective rate of 4.95%, and which mature in 2010. The proceeds from the issuance were $148.0 million after issuance costs and the settlement of an interest rate lock. The Company used the funds to repay a portion of its outstanding balance on the Company's unsecured line of credit.

Subsequent Transactions

        On January 22, 2004, the Company completed the sale of $48.0 million of CIC developer notes (described in Note 6). These 10% tax exempt developer notes represent a portion of those issued by Elwood, Illinois, to reimburse the Company for infrastructure and other costs it incurred in connection with the redevelopment of the former Joliet Arsenal into CIC. Net proceeds from this developer note sale of $42.0 million were used to repay a portion of the Company's unsecured line of credit. At the time of the sale, the Company had $15.0 million of developer notes recognized based on the accounting principles followed, described in Note 6. Accordingly, developer notes recognized for financial reporting purposes as of the date of sale were given sales treatment in accordance with the FASB's Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The excess proceeds received over the amount of developer notes recognized for financial reporting purposes as of the date of the sale have been recorded as a liability.

        On March 3, 2003, the Company completed the sale of 90% of its interest in CMC to CalEast CMC Holding LLC for $40.6 million. The Company continues to act as a property manager for the properties.

Employees

        At December 31, 2003, the Company had 98 full-time employees. Of the full-time employees, 83 were involved with property management, development, operations, leasing and acquisition activities, and 15 were involved with general administration, financing activities, investor relations and human resources.

Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances can be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired as of December 31, 2003, and the Company is not aware of any environmental condition with respect to any of its properties that is likely to have a material adverse effect on the Company. As part of due diligence during acquisition, the Company has subjected each of its properties to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. Some of these assessments have led to further investigation and sampling. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, or that no prior owner or operator created any material environmental condition not known to the Company or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities. In addition to the properties described below, the Company has other properties with minor environmental exposure which in the aggregate are not material. The Company maintains a $100.0 million environmental insurance policy against environmental risks associated with its properties.

  (1)
  900 Knell Road, Montgomery, Illinois. Soil and groundwater at this property were contaminated by the industrial operations of the former owner. Parties affiliated with the former owner are currently remediating the property under the supervision of the Illinois Environmental Protection Agency ("IEPA") with the expectation of receiving a "no further remediation letter" ("NFR") within the next seven to ten years. This time period allows for several years of groundwater monitoring after the remediation is complete. The former owner and its affiliates are responsible for the contamination and its remediation, under both statute and contract, estimated to be $3.5 million. Furthermore, in the event that the former owner and its affiliates do not fully satisfy their contractual obligations, the Company has received confirmation from its environmental insurance carrier that it will indemnify the Company for the covered damages after the Company satisfied its $0.1 million self-insured retention.

  (2)
  CenterPoint Intermodal Center (former Joliet Army Ammunition Plant, a.k.a Joliet Arsenal). The Company is developing the CIC on a portion of the former Joliet Arsenal, which was listed as a federal Superfund Site in 1987. Soil and groundwater at this property were contaminated by the industrial operations of the former owner, the United States Army, but all identified contamination was remediated before transfer to the Company. The Company has nonetheless discovered two areas of contamination in the course of its development, which will be paid for by the former owner or by insurance policies purchased by the Company. None of the estimated remediation costs of $2.0-$5.0 million are expected to be borne by the Company.

  (3)
  McCook Industrial Center II (former McCook Metals, a.k.a. Reynolds Metals). The Company is developing the McCook Industrial Center II on the former Reynolds Metals site in McCook, Illinois. The property has been entered into the Illinois site remediation program ("SRP") by a prior owner. The prior owner is, pursuant to a contractual obligation, taking the property through the SRP in order to obtain a no further remediation ("NFR") letter consistent with the Company's development of the property. The Company has independently estimated the environmental remediation costs at the property, which will be paid by the prior owner, to range from $6.0-$10.0 million. Environmental insurance has also been acquired as a contingency to any potential default on the part of the prior owner.

Competition

        All of the Company's existing properties are, and all of the properties that it may acquire in the future are expected to be, located in areas that include numerous other warehouse and other industrial properties, many of which may be deemed to be more suitable to a potential tenant than the Company's properties. The resulting competition could have a material adverse effect on the Company's ability to lease its properties and to increase the rentals charged on existing leases.

Website Access to Reports

        The Company's website address is www.CenterPoint-Prop.com. The Company makes its periodic and current reports available on its website, free of charge, as soon as reasonably practical after such material is electronically filed with or furnished to the SEC.

Item 2. Properties.

The Company's Warehouse and Other Industrial Properties

        At December 31, 2003, the Company's investment portfolio of operating warehouse and other industrial properties consisted of 187 properties, totaling approximately 34.4 million square feet, with a diverse base of approximately 284 tenants engaged in a wide variety of businesses.

        The Company's current properties are well located, with convenient access to area interstate highway, rail, and air transportation. Most of the properties, both free standing and those located in CenterPoint business centers, are designed for warehousing and distribution. The Company's warehouse and other industrial buildings have an average project size of 184,075 square feet, and, on average, a tenant at warehouse and other industrial properties occupy 109,932 rentable square feet. Although a number of the industrial properties are single-tenant facilities, most are designed to be divisible and to be leased by multiple tenants. The Company seeks to own only properties that are well located and "generic," i.e. suitable for use by firms in the wide range of industries operating in the area.

        The leases for the warehouse and other industrial properties currently owned by the Company have terms between one and 15 years, with a weighted average remaining lease term, weighted on current rent, of approximately 4.5 years as of December 31, 2003. In addition, rent from no single tenant comprised more than 4.0% of the Company's total revenues as of December 31, 2003.

        The Company's distribution properties are designed for bulk storage of materials and manufactured goods and generally have interior heights of 22 feet or more and dock facilities for trucks as well as grade level loading for lighter vehicles and vans. Many have direct access to rail. Typically, the distribution buildings contain a minimal amount of office space.

CenterPoint Porperties Trust

Warehouse and Other Industrial Property Summary

As of 12/31/2003

	City	State	Year of Original Construction/Last Redevelopment and/or Expansion (1)	Annualized Base Rent Revenue	Average Rent Per Sq Ft (3)	GLA Sq Ft (2)	Percent of Total GLA (4)	Percent of GLA Leased as of 12/31/03	No. of Tenants	Property Type (5)
2003 Investments
Lake County
1725 Delaney	Gurnee	IL	1960	21,981	0.69	31,684	0.09%	100%	1	ACQ
N.E. Cook County
7000 Austin Avenue	Niles	IL	1981	211,544	4.17	50,730	0.15%	100%	1	ACQ
7500 Caldwell	Niles	IL	1971	361,056	4.25	84,954	0.25%	100%	1	ACQ
N.W. Cook County
800 Albion	Schaumburg	IL	1976	—	—	250,259	0.73%	0%	1	ACQ
Chicago O'Hare Area
10 East Golf Road	Des Plaines	IL	1978	387,087	6.85	56,509	0.16%	100%	1	ACQ
955 Pratt Avenue	Elk Grove Village	IL	1972	753,444	5.42	139,000	0.40%	100%	1	ACQ
11601 Touhy Avenue	Chicago	IL	2003	1,255,555	10.03	125,180	0.36%	100%	1	BTS
South Suburbs
13040 Pulaski Road	Alsip	IL	1976	1,131,623	2.83	400,076	1.16%	100%	1	ACQ
Far S.W. Suburbs
21561 Mississippi	Elwood	IL	2003	1,183,200	2.90	408,000	1.19%	100%	1	BTS
2200 Channahon Road	Joliet	IL	1950/2003	5,175,264	3.75	1,380,070	4.01%	100%	1	ACQ
2200 Channahon Road	Joliet	IL	1950	1,937,004	3.25	596,000	1.73%	100%	1	ACQ
2200 Channahon Road	Joliet	IL	1950	1,008,720	3.25	310,375	0.90%	100%	1	ACQ
2200 Channahon Road	Joliet	IL	1950	1,904,820	3.25	586,100	1.70%	100%	1	ACQ
McHenry County
515 Factory Road	Addison	IL	1965	114,720	4.75	24,150	0.07%	100%	1	ACQ
Milwaukee County
1901 Chicory Road	Mt. Pleasant	WI	1970	426,244	3.25	131,152	0.38%	100%	1	ACQ

Subtotal 2003 Investments				$15,872,263		4,574,239	13.28%		15

Average					$3.47	304,949

Previously Owned Properties
Lake County
620-630 Butterfield Road	Mundelein	IL	1990	248,914	10.27	24,237	0.07%	100%	1	BTS
3145 Central Avenue	Waukegan	IL	1958	991,200	3.39	292,000	0.85%	100%	2	ACQ
28160 N Keith	Lake Forest	IL	1989	331,177	4.25	77,924	0.23%	100%	1	ACQ
28618 N. Ballard	Lake Forest	IL	1984	298,428	5.00	59,688	0.17%	100%	1	ACQ
1810-1850 Northwestern Dr	Gurnee	IL	1977	459,508	3.74	122,712	0.36%	100%	3	ACQ
3849-3865 Swanson Court	Gurnee	IL	1978	387,984	3.88	100,000	0.29%	100%	2	ACQ
2400 Commerce Drive	Libertyville	IL	1994	298,866	5.15	58,021	0.17%	100%	1	ACQ
3740 Hawthorne	Waukegan	IL	1977	78,348	1.99	39,309	0.11%	50%	1	ACQ
3801 Hawthorne	Waukegan	IL	1972	532,467	2.74	194,517	0.57%	90%	5	ACQ
N.E. Cook County
5990 Touhy Avenue	Niles	IL	1960/1993	1,414,578	4.68	302,378	0.88%	100%	3	RDV
212 Hartrey	Evanston	IL	1955/1961	384,840	3.00	128,281	0.37%	100%	1	ACQ
2401 Brummel	Evanston	IL	1950/1997	235,980	3.00	78,658	0.23%	100%	1	ACQ
N.W. Cook County
900 W. University Drive	Arlington Heights	IL	1974	500,277	5.80	86,254	0.25%	100%	1	ACQ
3450 W. Touhy	Skokie	IL	1972	510,576	3.74	136,392	0.40%	55%	3	ACQ
6800 N. McCormick	Lincolnwood	IL	1955	1,372,928	5.56	247,000	0.72%	100%	1	ACQ
3602 N. Kennicott	Arlington Heights	IL	1999	438,980	4.66	94,300	0.27%	100%	1	ACQ
N. Kane County
825 Tollgate Road	Elgin	IL	1989	418,703	5.04	83,122	0.24%	100%	2	ACQ
3620 Swenson Avenue	St. Charles	IL	1988/1992/1995	168,750	3.80	44,457	0.13%	100%	1	ACQ
1750 Lincoln	Freeport	IL	2001	1,573,416	3.15	499,200	1.45%	100%	1	BTS
1111 Bowes Road	Elgin	IL	1994	672,288	4.65	144,578	0.42%	100%	1	ACQ
Chicago O'Hare Area
1850 Greenleaf	Elk Grove Village	IL	1965	291,199	4.97	58,627	0.17%	100%	1	ACQ
1400 Busse Road	Elk Grove Village	IL	1975	224,773	1.48	151,761	0.44%	13%	9	ACQ
1201 Lunt Avenue	Elk Grove Village	IL	1971	56,400	7.64	7,380	0.02%	100%	1	ACQ
745 Birginal Road	Bensenville	IL	1974	550,467	4.86	113,266	0.33%	100%	1	ACQ
2600 Elmhurst Road	Elk Grove Village	IL	1995	583,570	5.56	105,000	0.31%	100%	1	BTS
10601 Seymour Avenue	Franklin Park	IL	1963/1970	2,757,991	3.93	700,899	2.04%	75%	2	ACQ/RDV

850 Arthur Avenue	Elk Grove Village	IL	1971/1973	165,708	3.90	42,490	0.12%	100%	2	ACQ
1100 Chase Avenue	Elk Grove Village	IL	1980/1996	140,400	3.37	41,651	0.12%	100%	1	ACQ
2553 North Edgington	Franklin Park	IL	1967/1995	580,195	2.12	274,303	0.80%	60%	2	ACQ
875 Fargo Avenue	Elk Grove Village	IL	1980	363,258	4.41	82,368	0.24%	100%	1	ACQ
1501 Pratt Avenue	Elk Grove Village	IL	1973	544,761	3.59	151,900	0.44%	100%	2	ACQ
2801-2881 Busse Road	Elk Grove Village	IL	1997	1,210,017	4.82	251,076	0.73%	100%	2	BTS
2525 Busse Road	Elk Grove Village	IL	1975	3,671,009	4.14	887,465	2.58%	97%	11	ACQ
2701-2781 Busse Road	Elk Grove Village	IL	1997	1,387,978	5.53	251,076	0.73%	100%	2	BTS
1796 Sherwin	Des Plaines	IL	1964	694,386	7.29	95,220	0.28%	100%	2	ACQ
2021 Lunt Avenue	Elk Grove	IL	1972	272,364	4.25	64,157	0.19%	100%	1	ACQ
755 Dillon Drive	Wood Dale	IL	1986	341,210	7.12	47,928	0.14%	100%	1	ACQ
201 Oakton	Des Plaines	IL	1984	758,724	4.74	160,102	0.47%	100%	3	ACQ
O'Hare Express-Phase A-2	Chicago	IL	1997	1,220,303	10.09	120,971	0.35%	100%	2	BTS
O'Hare Express-Phase B-1	Chicago	IL	1997	2,463,510	14.35	171,685	0.50%	100%	1	BTS
1100-40 W. Thorndale	Itasca	IL	1984	220,800	4.60	48,000	0.14%	100%	1	ACQ
737 Fargo Ave.	Elk Grove Village	IL	1975	339,650	4.41	77,015	0.22%	100%	1	ACQ
951 Fargo Ave.	Elk Grove Village	IL	1973	458,601	4.41	103,987	0.30%	100%	1	ACQ
18801 West Irving Park Drive	Chicago	IL	1999	781,882	4.22	185,280	0.54%	100%	1	BTS
O'Hare Express, Phase B-2	Chicago	IL	1999	2,186,458	14.26	153,345	0.45%	100%	2	BTS
600 East Irving Park Rd	Bensenville	IL	1982	67,801	7.02	9,664	0.03%	100%	1	ACQ
514 Express Center Dr	Chicago	IL	2000	2,185,454	11.81	185,000	0.54%	100%	1	BTS
1311 Meacham Avenue	Itasca	IL	1980	480,000	4.22	113,785	0.33%	100%	1	ACQ
800 Hilltop	Itasca	IL	1968	—	—	51,609	0.15%	0%	0	ACQ
500 Country Club Drive	Bensenville	IL	1974	827,640	2.75	301,228	0.88%	100%	1	ACQ
4200 Victoria Drive	Chicago	IL	1960	—	—	30,382	0.09%	0%	0	ACQ
Near West Suburbs
3601 N Runge	Franklin Park	IL	1962/1968	311,687	2.73	114,266	0.33%	100%	1	ACQ
3400 N Powell	Franklin Park	IL	1961/1980	424,021	3.68	115,097	0.33%	100%	1	ACQ
11140 W Addison	Franklin Park	IL	1961/1965	391,680	3.51	111,588	0.32%	100%	1	ACQ
3434 N. Powell	Franklin Park	IL	1960/1966	352,440	3.88	90,760	0.26%	100%	1	ACQ
1999 N Ruby	Melrose Park	IL	1952/1962	394,738	3.66	107,852	0.31%	100%	1	ACQ
11550 W. King	Franklin Park	IL	1963	252,394	3.68	68,663	0.20%	100%	1	ACQ
317 W. Lake Street	Northlake	IL	1972	927,920	3.05	303,935	0.88%	68%	2	ACQ
5200 Proviso	Melrose Park	IL	1982	72,193	7.22	10,000	0.03%	100%	1	ACQ
4700 Proviso	Melrose Park	IL	1982	1,916,136	3.10	618,882	1.80%	100%	2	ACQ
5000 Proviso	Melrose Park	IL	1982	824,550	1.62	510,000	1.48%	50%	1	ACQ
10700 Waveland Ave	Franklin Park	IL	1973	441,152	3.28	134,600	0.39%	100%	1	ACQ
5700 McDermott Dr	Berkeley	IL	1967	240,243	4.84	49,612	0.14%	100%	1	ACQ
250 Mannheim Road	Hillside	IL	1970	671,172	3.69	182,122	0.53%	100%	2	ACQ
200 Champion Drive	Northlake	IL	1998	1,099,856	4.62	238,064	0.69%	100%	1	BTS
400 North Wolf Road	Northlake	IL	1956/1997	5,152,799	3.35	1,537,648	4.47%	100%	4	ACQ
100 W. Whitehall	Northlake	IL	1999	1,111,476	4.42	251,584	0.73%	100%	2	BTS
7750 Industrial Drive	Forest Park	IL	1973	—	—	77,330	0.22%	0%	0	ACQ
333 Northwest Avenue	Northlake	IL	1968	495,981	3.67	135,267	0.39%	100%	1	ACQ
505 Railroad Avenue	Northlake	IL	1965/1988	625,800	2.20	284,165	0.83%	100%	1	ACQ
West Suburbs
425 N. Villa Ave.	Villa Park	IL	1996	166,860	23.18	7,198	0.02%	100%	1	ACQ
1808 Swift Road	Oakbrook	IL	1998	847,826	5.63	150,569	0.44%	100%	1	ACQ
Central Kane/N. DuPage
425 South 37th Avenue	St. Charles	IL	1975	402,113	3.90	103,106	0.30%	100%	1	ACQ
22 W 760 Poss St.	Glen Ellyn	IL	1964	135,960	11.35	11,976	0.03%	100%	1	ACQ
1000 Swanson Dr.	Batavia	IL	1990	191,580	18.07	10,600	0.03%	100%	1	ACQ
1705-75 Hubbard Dr.	Batavia	IL	1985	183,178	4.88	37,500	0.11%	100%	2	ACQ
900 Paramount Pkway.	Batavia	IL	1986	37,500	1.00	37,500	0.11%	20%	1	ACQ
902 Paramount Pkway	Batavia	IL	1987	68,576	4.43	15,480	0.04%	100%	2	ACQ
950 Paramount Pkway	Batavia	IL	1987	79,722	5.15	15,480	0.04%	100%	2	ACQ
934 Paramount Pkway	Batavia	IL	1987	69,600	7.03	9,900	0.03%	100%	1	ACQ
500 Wall St	Glendale Heights	IL	1989	589,344	2.67	221,104	0.64%	69%	1	ACQ
800 Regency Drive	Glendale Heights	IL	1987	507,012	10.51	48,230	0.14%	100%	2	ACQ
625 Willowbrook Centre	Willowbrook	IL	2001	618,213	14.86	41,600	0.12%	100%	1	BTS
Far West Suburbs
720 Frontenac	Naperville	IL	1991	526,069	3.06	171,935	0.50%	100%	1	ACQ
820 Frontenac	Naperville	IL	1988	551,172	3.59	153,604	0.45%	100%	1	ACQ
1510 Frontenac	Naperville	IL	1986	409,055	3.90	104,886	0.30%	100%	1	ACQ
1020 Frontenac	Naperville	IL	1980	347,604	3.49	99,684	0.29%	100%	1	ACQ
1560 Frontenac	Naperville	IL	1987	234,110	2.73	85,608	0.25%	100%	1	ACQ
920 Frontenac	Naperville	IL	1987	466,697	3.85	121,200	0.35%	100%	1	ACQ

1250 Carolina Drive	West Chicago	IL	1988	465,000	3.10	150,000	0.44%	100%	1	BTS
1 Allsteel Drive	Aurora	IL	1960	2,501,370	2.59	967,099	2.81%	89%	2	ACQ
2727 West Diehl Road	Naperville	IL	1997	2,355,072	5.35	440,343	1.28%	100%	1	BTS
9714 S. Rt 69	Naperville	IL	1988	216,300	15.82	13,669	0.04%	100%	1	ACQ
Southwest Suburbs
5619-25 West 115th Street	Alsip	IL	1974	1,292,400	3.23	399,511	1.16%	88%	2	RDV
6600 River Road	Hodgkins	IL	1968	1,752,756	2.78	630,410	1.83%	100%	1	ACQ
7447 South Central Avenue	Bedford Park	IL	1975	354,720	3.00	118,218	0.34%	100%	1	ACQ
7525 South Sayre	Bedford Park	IL	1981	606,384	4.92	123,178	0.36%	100%	2	ACQ
11701 South Central Avenue	Alsip	IL	1970	1,024,320	3.45	297,207	0.86%	100%	2	ACQ
11601 South Central Avenue	Alsip	IL	1970	685,200	2.64	260,000	0.76%	100%	1	ACQ
7633 S. Sayre	Bedford Park	IL	1968	100,260	7.14	14,039	0.04%	100%	1	ACQ
7201 S. Lemington	Bedford Park	IL	1958	—	—	106,800	0.31%	0%	0	ACQ
7200 S. Mason	Bedford Park	IL	1974	616,800	2.97	207,345	0.60%	100%	1	ACQ
6000 W. 73rd	Bedford Park	IL	1974	461,568	3.12	148,091	0.43%	100%	2	ACQ
6751-55 South Sayre Avenue	Bedford Park	IL	1974	—	—	242,690	0.71%	0%	0	ACQ
11801 S. Central	Alsip	IL	1985	904,800	3.18	284,386	0.83%	100%	1	ACQ
10047 Virginia Ave.	Chicago Ridge	IL	1994	122,520	3.46	35,450	0.10%	61%	1	ACQ
9700 Harlem Ave	Bridgeview	IL	1969	392,002	3.88	101,140	0.29%	100%	1	ACQ
6510 West 73rd Street	Bedford Park	IL	1974/1980	800,400	2.59	309,000	0.90%	100%	1	ACQ
7330 Santa Fe	Hodgkins	IL	1979	952,260	4.04	235,560	0.68%	100%	2	ACQ
Chicago South
900 East 103rd Street	Chicago	IL	1910/1990	2,086,776	3.94	529,214	1.54%	92%	5	RDV
3133 East 106th	Chicago	IL	1971	—	—	80,076	0.23%	0%	0	ACQ
4400 South Kolmar	Chicago	IL	1966	—	—	92,000	0.27%	0%	0	ACQ
South Suburbs
21399 Torrence Avenue	Sauk Village	IL	1987	856,934	2.30	372,835	1.08%	100%	1	ACQ
2601 Bond Street	University Park	IL	1975	—	—	64,000	0.19%	0%	0	ACQ
16951 St. Street	South Holland	IL	1983	166,200	7.39	22,495	0.07%	63%	2	ACQ
1336 W. New Monee Rd.	Crete	IL	1974	28,800	2.94	9,788	0.03%	100%	1	ACQ
16750 S. Vincennes Ave	South Holland	IL	1970	611,125	3.02	202,510	0.59%	100%	1	ACQ
Far S.W. Suburbs
1319 Marquette Drive	Romeoville	IL	1990	297,882	8.20	36,349	0.11%	100%	1	BTS
2301 North Route 30	Plainfield	IL	1972	981,660	3.61	272,217	0.79%	100%	2	ACQ
250 W. 63rd St.	Westmont	IL	1967	185,400	18.11	10,240	0.03%	100%	1	ACQ
1243 Naperville Dr.	Romeoville	IL	1994	315,755	4.29	73,600	0.21%	75%	3	ACQ
1200-24 Independence Blvd	Romoeville	IL	1983	234,000	5.47	42,804	0.12%	100%	1	ACQ
1265 Naperville Dr.	Romeoville	IL	1996	330,000	4.50	73,385	0.21%	100%	2	ACQ
7000 Monroe St	Willowbrook	IL	1999	602,129	9.98	60,362	0.18%	100%	1	ACQ
145 Tower Dr	Burr Ridge	IL	1968	411,000	6.45	63,687	0.19%	100%	1	ACQ
325 Marmon Drive	Bolingbrook	IL	1989	1,068,000	4.74	225,311	0.65%	100%	1	ACQ
26634 S Center Ind Park Rd	Elwood	IL	2003	1,157,400	1.93	600,000	1.74%	50%	1	BTS
McHenry County
875 Diggins Rd.	Harvard	IL	1952	537,381	4.25	126,304	0.37%	100%	1	ACQ
N.W. Indiana
425 West 151st Street	East Chicago	IN	1913/1991	435,774	1.19	366,159	1.06%	52%	4	RDV
201 Mississippi Street	Gary	IN	1945/1988	3,559,444	3.38	1,052,507	3.06%	89%	15	RDV
1827 North Bendix Drive	South Bend	IN	1964/1990	582,314	2.92	199,730	0.58%	100%	1	ACQ
101 45th Street	Munster	IN	1991	1,331,648	3.80	350,133	1.02%	100%	1	ACQ
One Bridge Street	Gary	IN	2003	100,000	0.24	425,000	1.23%	100%	1	RDV
Milwaukee County
7501 North 81st Street	Milwaukee	WI	1987	717,436	3.90	183,958	0.53%	100%	1	ACQ
2003-2201 S. 114th Street	West Allis	WI	1965	740,976	3.04	243,350	0.71%	100%	2	ACQ
4700 Ironwood Drive	Franklin	WI	1998	473,341	3.84	123,200	0.36%	100%	1	BTS
5521 Mill Road	Milwaukee	WI	1960	45,845	1.03	44,435	0.13%	44%	2	ACQ
70th & Washington	West Allis	WI	1999	538,356	4.74	113,620	0.33%	100%	1	ACQ
11000 Silver Springs Rd.	Milwaukee	WI	1968	580,956	4.56	127,400	0.37%	100%	1	ACQ
3511 W. Green Tree	Milwaukee	WI	1969/1971	336,664	1.96	172,000	0.50%	72%	3	ACQ
Richards & Vienna	Milwaukee	WI	1999	487,200	4.19	116,354	0.34%	100%	1	ACQ
6600 N. Industrial Rd	Milwaukee	WI	1973	276,291	2.50	110,400	0.32%	74%	2	ACQ
6333 West Douglas	Milwaukee	WI	1970	106,924	4.18	25,607	0.07%	100%	2	ACQ
7620 South 10th Street	Oak Creek	WI	1970	461,100	3.07	150,192	0.44%	100%	1	ACQ
7020 Parkland Court	Milwaukee	WI	1979	357,480	2.96	120,879	0.35%	100%	1	ACQ
7025 Parkland Court	Milwaukee	WI	1973	658,433	2.91	226,109	0.66%	91%	3	ACQ
315 Edgerton	Milwaukee	WI	1971	293,100	4.61	63,580	0.18%	80%	2	ACQ
5211 South 3rd Street	Milwaukee	WI	1973	1,203,061	3.34	360,000	1.05%	100%	1	ACQ
7475 South 6th Street	Oak Creek	WI	1970	660,000	5.50	119,938	0.35%	100%	1	ACQ

4930 South 2nd Street	Milwaukee	WI	1972	89,814	1.74	51,725	0.15%	42%	2	ACQ
4950 South 2nd Street	Milwaukee	WI	1973	82,328	4.24	19,440	0.06%	100%	2	ACQ
4960 South 2nd Street	Milwaukee	WI	1971	70,789	3.67	19,278	0.06%	100%	2	ACQ
5140 South 3rd Street	Milwaukee	WI	1978	56,098	3.34	16,800	0.05%	100%	3	ACQ
5144 South 3rd Street	Milwaukee	WI	1972	77,472	4.04	19,200	0.06%	100%	2	ACQ
5315 South 3rd Street	Milwaukee	WI	1979	360,900	3.60	100,250	0.29%	100%	1	ACQ
5319 South 3rd Street	Milwaukee	WI	1980	240,047	2.38	100,800	0.29%	100%	2	ACQ
5110 South 6th Street	Milwaukee	WI	1972	339,300	5.80	58,500	0.17%	100%	1	ACQ
4903 South Howell	Milwaukee	WI	1977	64,368	2.68	24,000	0.07%	30%	2	ACQ
4941 South Howell	Milwaukee	WI	1976	163,509	5.09	32,115	0.09%	100%	2	ACQ
5050 South 2nd Street	Milwaukee	WI	1970	230,664	4.65	49,605	0.14%	100%	1	ACQ
525 Marquette	Oak Creek	WI	1979	409,320	3.65	112,144	0.33%	100%	1	ACQ
300 West Edgerton	Milwaukee	WI	1970	219,708	5.49	40,000	0.12%	100%	3	ACQ
5170 South 6th Street	Milwaukee	WI	1997	654,387	4.01	163,200	0.47%	100%	2	ACQ
W165 N5830 Ridgewood	Menomonee Falls	WI	1996	1,403,061	4.68	300,120	0.87%	100%	1	ACQ
Kenosha County
8901 102nd Street	Pleasant Prairie	WI	1990	740,380	7.01	105,637	0.31%	100%	1	ACQ
8200 100th Street	Pleasant Prairie	WI	1990	620,397	4.18	148,472	0.43%	100%	1	ACQ
8100 100th Street	Pleasant Prairie	WI	1991	197,959	5.17	38,290	0.11%	100%	1	ACQ
Waukesha County
2900 South 160th Street	New Berlin	WI	1972/1974/1978	—	—	183,480	0.53%	0%	1	ACQ
Racine County
1333 Grandview Drive	Yorkville	WI	1997	796,572	3.79	210,000	0.61%	100%	1	ACQ
1221 Grand View Pkwy	Yorkville	WI	2000	390,582	4.31	90,654	0.26%	100%	1	ACQ
Ohio
8877 Union Center Rd	Westchester	OH	1999	5,172,144	6.04	856,768	2.49%	100%	1	ACQ
2800 Henkle Drive	Lebanon	OH	1994/1995/1997	393,450	3.00	131,150	0.38%	100%	1	ACQ

Subtotal Prevously Owned				$111,477,309		29,847,735	86.72%

Average					$3.73	173,533	0.50%

Grand total all warehouse and other industrial properties				$127,349,571		34,421,974	100.00%		284

Average					$3.70	184,075		90.7%

Grand total all warehouse and other industrial properties excluding out of service at 12/31/2003				$127,349,571		33,372,825		93.9%

Average					$3.82	182,365

(1)
The first year is the year of original construction. The second date, where applicable, is the year of last redevelopment and/or expansion.

(2)
"GLA" means gross leasable area.

(3)
Determined by dividing annualized base rent revenue by GLA.

(4)
Determined as a percent of the total GLA for the warehouse and other industrial properties.

(5)
ACQ refers to an existing leased property acquired by the Company, BTS refers to a build-to-suit property and RDV refers to a redevelopment property.

        As of December 31, 2003, the properties at 720 Frontenac, Naperville, Illinois, and a portion of two projects under construction, at another location were under contract for sale and were therefore classified as held for sale. The expected net sales price for these properties was greater than the carrying amount, so no impairment was incurred as of the end of the year.

Land and Properties under Development

        The Company has investments in seven uncompleted warehouse and other industrial developments as of December 31, 2003. The Company's developments include buildings under construction at CenterPoint Intermodal Center, O'Hare North and other areas which are leased and at various stages of completion. The Company and its subsidiaries also own or control several stand alone land parcels under various stages of development, totaling over 3,000 acres.

	Acres	Estimated Building Area
O'Hare Express C-2, Chicago, IL	3	52,000
Harris & Commerce Drive, Libertyville, IL	5	87,000
5480 W. 70th Place, Bedford Park, IL	5	100,000
7420 N. 81st St., Milwaukee, WI	6	100,000
CenterPoint Business Center, McCook, IL	8	139,000
Aurora Corporate Center, Aurora, IL	13	226,000
Diehl Rd., Naperville, IL	15	261,000
Meacham & Medinah, Itasca, IL	18	50,000
Northwest Corporate Park, Elgin, IL	19	331,000
California Avenue Business Center, Chicago, IL	20	476,000
O'Hare Express North, Chicago, IL	24	407,000
Chicago Manufacturing Center, Chicago, IL	30	520,000
Jefferson & Aurora Avenue, Naperville, IL	51	890,000
Grandview Corporate Park, Racine, WI *	84	1,460,000
Gurnee, IL	134	1,500,000
Knell Road, Montgomery, IL	169	2,250,000
I94/173 Property, Wadsworth, IL	227	2,747,000
McCook Metals, McCook, IL	243	3,680,000
Kennay Property, Rochelle, IL	362	5,436,000
Lakeview Corporate Park, Kenosha, WI	362	6,307,000
Island City, Wilmington, IL	720	10,036,000
CenterPoint Intermodal Center, Joliet, IL	750	13,068,000

Total owned or controlled	3,268	50,123,000

Lease Expirations

        The following table shows, as of December 31, 2003, scheduled lease expirations for the Company's warehouse and other industrial properties commencing January 1, 2004 and for the next ten years, assuming that no tenants exercise renewal options:

Year Ending December 31	No. of Leases Expiring	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent Expiring Leases	Average Base Rent per Sq Ft Under Expiring Leases	% of Total Properties GLA Represented by Expiring Leases	% of 2003 Base Rent Represented by Expiring Leases
2004	89	8,497,332	$28,940,889	$3.41	24.7%	25.94%
2005	40	2,726,506	11,267,231	4.13	7.9%	10.10%
2006	48	3,256,228	13,191,463	4.05	9.5%	11.82%
2007	32	3,511,235	15,213,187	4.33	10.2%	13.64%
2008	27	2,789,331	11,685,674	4.19	8.1%	10.47%
2009	21	2,016,890	9,366,747	4.64	5.9%	8.40%
2010	9	916,046	5,020,040	5.48	2.7%	4.50%
2011	3	1,058,136	5,148,613	4.87	3.1%	4.61%
2012	7	1,984,779	9,137,995	4.60	5.8%	8.19%
2013	9	1,500,377	4,897,351	3.26	4.4%	4.39%

Options to Purchase Granted to Certain Tenants

        The following warehouse and other industrial properties of the Company are subject to purchase options granted to certain tenants as follows:

  •
  21399 Torrence Avenue, Sauk Village, Illinois is subject to a purchase option exercisable on November 30, 2004 (provided the tenant gives notice of its intention on or before May 31, 2004) for $9.3 million.

  •
  525 Marquette Avenue, Oak Creek, Wisconsin, is subject to a purchase option exercisable on or before December 31, 2004 with a closing to occur prior to June 1, 2005. If the closing is before April 30, 2004, the price is $4.5 million, or if the closing is before June 1, 2005, the price is $4.6 million.

  •
  5170-5250 South Sixth Street, Milwaukee, Wisconsin is subject to a purchase option exercisable on or before May 1, 2007 for "fair market value" as determined by the Company.

  •
  21561 Mississippi, Elwood, Illinois is subject to a purchase option exercisable within 30 days of the occupancy date of the tenant's expansion, which is scheduled for delivery for the first quarter of 2004, and the purchase price is preset at $21.3 million for the building and $3.50 per square foot for the adjacent land.

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

        In addition to purchase options, the Company has granted to tenants of certain properties a right of first refusal (in the event the Company has received an unsolicited offer from a third party to purchase the property which the Company desires to accept) or a right of first offer (in the event the Company has not received an unsolicited third party offer for the property but desires to entertain an offer). As of December 31, 2003, the Company had such clauses in 12 (or 4.2%) of its operating warehouse and other industrial leases.

The Company's Other Properties and Investments

        In addition to its warehouse and other industrial properties, the Company owns two retail properties having approximately 22.6 thousand square feet of leasable space and one parking lot. The Company believes that these properties add to distributable cash flow.

Retail Properties

        The following table sets forth certain information regarding the Company's retail properties:

	Year of Acquisition Last Redevelopment and/or Expansion (1)	Year of Original Construction / Expansion	Total GLA Sq Ft (2)	Percent of Total GLA (3)	Percent of GLA Leased as of 12/31/03	Annualized Base Rent Revenue	Average Rent Per Sq. Ft. (4)	No. of Tenants
84-120 McHenry Road Wheeling, IL	1990/1993	1989	20,535	91.1%	93.92%	258,697	12.60	8
351 North Rohlwing Road Itasca, IL	1993	1989	2,015	8.9%	100.00%	78,303	38.86	1

			22,550	100.0%		$337,000	$14.94	9

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

        The following table shows scheduled lease expirations as of December 31, 2003 for the retail properties commencing January 1, 2004 through lease expiration, assuming no tenants exercise renewal options.

Year Ending December 31	No. of Leases Expiring	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent Expiring Leases	Average Base Rent Per Sq. Ft. Under Expiring Leases	% of Total Properties GLA Represented by Expiring Leases	% of 2003 Base Rent Represented by Expiring Leases
2004	3	9,228	$103,752	$11.24	40.9%	0.09%
2005	2	4,560	120,132	26.34	20.2%	0.11%
2006	3	6,747	97,982	14.52	29.9%	0.09%
2009	1	2,015	78,303	38.86	9.0%	0.07%

  Parking Lot

        As of the end of 2003, the Company owned one parking lot within an industrial park. The parking lot, located at 1207 South Greenwood, Maywood, IL and purchased in 1999, is leased through September of 2005 for a current annual minimum rent of $50,676.

Item 3. Legal Proceedings.

        The Company is involved in various legal proceedings but is not subject to or involved in, nor is the Company aware of, any pending or threatened litigation which it believes could reasonably have a material negative effect on the financial position or results of operations of the Company. For a description of remediation activities currently underway at certain of the Company's properties, see "Environmental Matters" under Item 1 above.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        (a)   The Company's common shares are listed and traded on the New York Stock Exchange under the symbol "CNT." The following table sets forth, for the periods indicated, the high and low sale prices of the common shares and the cash distributions paid per common share in such periods.

Quarterly Period Ending	High	Low	Cash Distribution/Share
March 31, 2002	54.54	48.40	0.5775
June 30, 2002	59.41	53.20	0.5775
September 30, 2002	58.69	49.63	0.5775
December 31, 2002	59.49	51.18	0.5775
March 31, 2003	59.25	53.75	0.6075
June 30, 2003	62.58	57.66	0.6075
September 30, 2003	68.30	61.06	0.6075
December 31, 2003	76.99	66.85	0.6075

        As of March 12, 2004, there were approximately 136 holders of record of the Company's common shares.

        The future availability of funds for distribution will be restricted by certain covenants of the Company's unsecured credit facility; such as the covenant that restricts the total common dividends to 90% of the Company's funds from operations.

Item 6. Selected Financial Data

        The following tables set forth, on a historical basis, Selected Financial Data for the Company. The following table should be read in conjunction with the historical financial statements of the Company and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," both included elsewhere in this Form 10-K.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. For purposes of applying FAS No. 144, the Company considers each operating property to be a component unit. Accordingly, operations of such properties sold or classified as held for sale after December 31, 2001 are shown as discontinued operations. In addition, operations for such properties for all prior periods presented are required to be reclassified to discontinued operations.

        The Selected Financial Data for the Company is not necessarily indicative of the actual financial position of the Company or results of operations at any future date or for a future period.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousand, except per share and property information)
Operating Data:
Total revenues	$161,423	$149,732	$147,525	$148,722	$128,716
Property expenses (1)	(60,588)	(51,709)	(49,256)	(49,557)	(39,300)
Depreciation and other amortization	(34,737)	(32,025)	(32,487)	(30,968)	(25,798)
General and administrative	(8,681)	(7,023)	(5,566)	(4,812)	(4,258)
Interest expense:
Interest incurred, net	(23,305)	(26,880)	(30,778)	(30,976)	(19,954)
Amortization of deferred financing costs	(3,354)	(2,918)	(2,376)	(2,155)	(1,905)
Early extinguishment of debt			(1,616)		(582)
Impairment of asset (2)(3)(4)	—	(1,228)	(37,994)	—	—
Provision for income tax (expense) benefit	(1,111)	(1,373)	694	—	—
Equity in net income (loss) of affiliate	2,281	1,994	3,309	(294)	2,126

Income from continuing operations	31,928	28,570	(8,545)	29,960	39,045
Discontinued operations:
Gain or (loss) on sale of real estate	36,785	29,899	—	—	—
Income (loss) from operations of sold properties	3,647	3,961	6,389	5,499	4,629
Gain on sale of real estate, net of tax	5,696	12,962	30,153	19,227	5,086
Cumulative effect of change in accounting principle, net of tax	6,528	—	—	—	—

Net income	84,584	75,392	27,997	54,686	48,760
Preferred dividends	(9,599)	(10,090)	(10,090)	(10,105)	(8,318)

Net income available to common shareholders	$74,985	$65,302	$17,907	$44,581	$40,442

Basic EPS:
Income available to common shareholders from continuing operations	$1.22	$1.38	$0.51	$1.87	$1.76
Discontinued operations	1.76	1.49	0.29	0.26	0.23
Cumulative effect of change in accounting principle	0.28	—	—	—	—

Net income available to common shareholders	$3.26	$2.87	$0.80	$2.13	$1.99

Diluted EPS:
Income available to common shareholders from continuing operations	1.18	1.34	0.50	$1.83	$1.72
Discontinued operations	1.71	1.45	0.28	0.26	0.22
Cumulative effect of change in accounting principle	0.27	—	—	—	—

Net income available to common shareholders	$3.16	$2.79	$0.78	$2.09	$1.94

Proforma results of operations assuming new method of accounting for certain developer notes was applied retroactively (5):
Net income	$78,056	$81,920	$27,997	$54,686	$48,760

Basic EPS:
Net income available to common shareholders	$2.98	$3.16	$0.80	$2.13	$1.99

Diluted EPS:
Net income available to common shareholders	$2.88	$3.07	$0.78	$2.09	$1.94

Balance Sheet Data (End of Period):
Investment in real estate (before accumulated depreciation and amortization)	$1,342,374	$1,219,109	$1,197,900	$1,084,812	$971,897
Real estate held for sale, net of depreciation	6,302	48,631	22,555	17,277	—
Net investment in real estate	1,179,289	1,124,153	1,100,232	1,003,133	886,489
Total assets	1,419,242	1,310,742	1,182,671	1,155,235	1,083,427
Total debt	834,865	697,101	586,527	547,744	554,348
Shareholders' equity	482,501	526,959	513,795	534,386	466,604

SELECTED FINANCIAL DATA, CONTINUED

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousand, except per share and property information)
Other Data:
EBITDA (6)	$144,912	$146,229	$99,296	$120,771	$98,552
Net cash flow:
Operating activities	74,221	59,366	73,229	71,518	75,398
Investing activities	(135,004)	(112,882)	(76,502)	(74,790)	(272,361)
Financing activities	59,779	52,900	4,064	827	199,993
Preferred dividends	(6,311)	(10,090)	(10,090)	(10,105)	(8,318)
Common dividends	(56,492)	(53,083)	(47,423)	(41,720)	(38,575)
Common dividends per share	2.43	2.31	2.10	2.01	1.90
Return of capital portion of distribution	—	(52,876)	—	(834)	(8,101)
Number of properties owned at the end of the year (7)	190	190	178	167	182

(1)
Property expenses include real estate taxes, repairs and maintenance, insurance and utilities.

(2)
At December 31, 2003, the Company had one warehouse and other industrial property and two land parcels held for sale because the properties were under contract for sale. The expected net sales price of these properties exceeded the carrying amount. Therefore, no impairment change was necessary.

(3)
At December 31, 2002, the Company had its remaining interest in the BNSF leased land and 64 acres of land at Jefferson and Aurora Avenue in Naperville, IL held for sale because the properties were under contract for sale. The Company recognized an impairment on the Naperville land because the expected proceeds upon sale after costs are lower than the carrying value of the property.

(4)
At December 31, 2001, the Company had an office property held for sale. This property was the former headquarters of HALO Industries, Inc. ("HALO") and was located at 5800 Touhy Avenue in Niles, Illinois. The bankruptcy of HALO caused a reduction in the property value and on December 12, 2001 the Company announced its intention to sell the property. Accordingly, the Company recognized an impairment of this asset based on management's estimate of the fair value of the asset less costs to dispose in accordance with FAS No. 121.

(5)
In 2003, CenterPoint changed its accounting policy when accounting for certain developer notes. See Note 6 to Company's Consolidated Financial Statements.

(6)
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

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO EBITDA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousand, except per share information)
Net income available to common shareholders	$74,985	$65,302	$17,907	$44,581	$40,442
Add back/(deduct)
Preferred dividends	9,599	10,090	10,090	10,105	8,318
Interest incurred, net	23,305	26,880	30,778	30,976	19,954
Depreciation and amortization	34,737	32,025	32,487	30,968	25,798
Amortization of deferred financing costs	3,354	2,918	2,376	2,155	1,905
Early extinguishment of debt	—	—	1,616	—	582
Provision for income tax expense	1,111	1,373	(694)	—	—
Provision for income tax expense from gain on sale of real	50	1,302	1,861	—	—
Cumulative effect of change in accounting principle	(6,528)	—	—	—	—
Discontinued Operations
Interest incurred, net	1,861	2,995	—	—	—
Depreciation and amortization	1,574	2,770	2,903	1,986	1,553
Provision for income tax expense from operations	411	282	(28)	—	—
Provision for income tax expense from gain on sale of real	453	292	—	—	—

EBITDA	$144,912	$146,229	$99,296	$120,771	$98,552

(7)
The number of properties included in operating results reflects the following activity:

	2003	2002	2001	2000	1999
Number of properties in operating results, beginning of period	190	178	167	182	127
Properties acquired	13	28	14	20	61
Developments completed	2	3	5	2	3
Consolidation of CRS	—	—	10	—	—
Property dispositions	(15)	(19)	(18)	(37)	(9)
Number of properties in operating results, end of period	190	190	178	167	182

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following is a discussion of the historical operating results of the Company. This discussion should be read in conjunction with the Financial Statements and the information set forth under Item 6, "SELECTED FINANCIAL DATA," found in this Form 10-K.

CenterPoint Strategy

        CenterPoint is focused on maximizing total shareholder returns through customer-driven management, investment, development, and redevelopment of warehouse, distribution, light manufacturing, intermodal parks and air freight buildings. The Company seeks to serve the changing space needs of new and existing customers. The Company's operating results primarily include operating income from the Company's investment portfolio, gains from dispositions and fee income from developments.

        A cornerstone of this strategy is the consistent redeployment of its capital. The Company seeks to fund new investment with disposition proceeds from the sale of stabilized assets, or those offering lower potential returns relative to their market value. Each year the Company expects to sell 10% to 20% of its assets (or more if an attractive opportunity arises). These dispositions, together with retained cash flow, fund much of the Company's capital requirements. CenterPoint believes its capital "recycling" discipline lowers its cost of capital through increased funding flexibility.

2003 Investment Activity

        In 2003, the Company acquired or completed the development of 15 properties, totaling 4.6 million square feet, and acquired 765.0 acres of unimproved land. To fund a majority of these new investments, as well as construction in progress, aggregating $177.4 million, the Company "recycled" $73.5 million in proceeds from the sale of 15 properties, and 14 land parcels, and the Company generated $56.5 million in proceeds from the sale of a 62.5% interest in the BNSF leased land. The total net increase in the Company's owned warehouse and other industrial properties was 3.6 million square feet of buildings or 11.6%.

        The Company carefully monitors its investment, disposition and other operating activity to ensure its continuing qualification as a REIT under applicable laws. Intended short term property investments and other activities whose sale may have an adverse impact on the Company's REIT status are undertaken by the Company's taxable REIT subsidiary, CRS or other taxable affiliates of the Company.

CenterPoint's Development Pipeline

        The Company's financial results include the Company's property development and redevelopment activities. These projects require the incurrence of substantial capital costs and related expenses in advance of rental income. As of December 31, 2003, the Company and its subsidiaries had $150.1 million of development costs invested in projects, including 1,355 acres of owned land for future development at the Company's current industrial parks (CenterPoint Intermodal Center, Kenney property at Rochelle, Illinois next to the Union Pacific intermodal yard, and McCook Metals at McCook, Illinois), seven buildings totaling 1.7 million square feet and other projects in early stages of development. At the end of 2003, the Company or its affiliates hold $121.0 million of tax increment financing ("TIF") developer notes relating to these projects, of which $111.6 million is reserved against due to the uncertainty over collection of the underlying taxes. These notes, with tax exempt interest rates ranging from 9% to 10% are expected to be reimbursed from new real estate tax revenues resulting from project completion.

CenterPoint Venture

        The Company owns 25% of CenterPoint Venture. The Company provides property management and administrative services for the Venture, and also earns fees on the acquisitions and dispositions completed by the Venture. During 2003, the Venture acquired or completed the development of six properties totaling $36.9 million. The Venture disposed of three properties and one land parcel totaling $24.6 million. Also in 2003, CalEast, CenterPoint's partner in the Venture, invested $109.0 million in six properties leased to The Home Depot, Inc., totaling 2.6 million square feet, and the Company advanced $78.2 million of this investment in the form of an unsecured note receivable. Subsequently, CalEast sold three of the buildings and repaid a portion of the note receivable. As of December 31, 2003, CenterPoint Venture owned 17 warehouse and other industrial properties, totaling 2.4 million square feet, which were 76.9% leased.

Chicago Manufacturing Campus

        At December 31, 2003, CMC (a development joint venture between CenterPoint and Ford Land) owned four warehouse and other industrial buildings, totaling 1.6 million square feet, all 100% leased to Ford suppliers. This supplier park adjacent to the Ford Chicago plant is owned 51% by CenterPoint and 49% by Ford Land, but Ford Land has the option to require CenterPoint to invest as much as 59% of costs. The Company earns development fees for construction related activities.

Critical Accounting Policies and Estimates

        The consolidated financial statements are prepared in accordance with GAAP, which requires the Company to make certain estimates and assumptions. A summary of the Company's significant accounting policies is provided in Note 2 to the consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that require management estimates and judgment.

  •
  When real estate properties are acquired, acquisition costs are allocated to components of the property, any in-place leases, and any potential tenant relationships using relative fair values based on historical experience and the Company's current judgment. These assumptions and estimates impact the amount of costs allocated between land, different categories of building and land improvements and certain deferred expense related the acquired property. The allocation assumptions ultimately affect the amount of costs assigned to individual properties in multiple property acquisitions, depreciation and amortization expense, and gains or losses recorded on sales of properties.

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

  •
  Site improvement and construction costs are allocated to individual parcels based on relative sales value of each unit upon completion.

  •
  When allocation based on relative sales value is impractical, capitalized costs are allocated based on acreage.

  •
  In the event a parcel within a park development is sold prior to completion of the park, the sales basis of the sold parcel will reflect a pro rata allocation of future common costs.

  •
  Receivables are reported net of an allowance for doubtful accounts and may be uncollectible in the future. The Company reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables. The Company adds all specifically identified doubtful accounts as specific additions to the reserve and adds a percentage of other long outstanding items based on historical trends. This review process requires the Company to make certain judgments regarding collections that are inherently difficult to predict.

  •
  TIF is a municipal financing and planning technique that is widely used to renovate declining areas or redevelop blighted areas while expanding a municipality's tax base. TIFs allow municipalities to make needed public and private improvements by promising to return all or a portion of the real estate tax increase generated by the improvements to the developer for a limited period of time. This contract to pay the tax increment to the developer is usually documented in a redevelopment agreement between the city and the developer and usually results in the creation of developer notes payable from the city to the developer.

    The Company accounts for developer notes as either reimbursement of improvement costs incurred or as real estate tax abatement depending on the facts and circumstances of the each redevelopment agreement. Effective January 1, 2003, the Company changed its accounting policy related to certain developer notes. The Company has described its accounting for each of its developer note arrangements and has described the financial impact of the change in accounting principle in Note 6 and Note 7, respectively, of the consolidated financial statements.

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

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenues

        Total revenues increased $11.7 million or 7.8% over the same period last year due to increased earnings from minimum rents, straight-line rents, expense reimbursements and mortgage interest income (operating and investment revenue) which increased with strengthening market conditions.

        In the twelve months of 2003, 92.6% of total revenues of the Company were derived primarily from operating and investment revenue, pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse and other industrial properties. In 2002, operating and investment revenue as a percentage of total revenues was 91.8%. Operating and investment revenues increased $11.9 million due to increased occupancy and strengthening economic conditions. The Company's occupancy rate on in-service properties increased to 93.8%, compared to 91.3% a year ago. Also, in 2003, the Company leased 65.5% of all 2003 scheduled lease expirations or approximately 2.6 million square feet at an average rental rate increase of 2.9% on a GAAP basis, but a decrease of 4.2% on a cash basis. In order to capitalize on the strengthening leasing activity, the Company provided early term leasing incentives to certain tenants in order to avoid vacancy.

        Real estate fee income decreased $0.2 million. This slight difference was due to a greater number and larger dollar amount of projects earning development fees in 2002 compared to 2003. In 2003, the Company earned development fees from completing construction of the large rail facility in Rochelle, Illinois for the Union Pacific and completing the four buildings at CMC, in addition to several other fees.

Operating and Nonoperating Expenses

        Real estate tax expense and property operating and leasing ("POL") expense, combined, increased by $8.9 million from year to year. Real estate taxes increased by $2.8 million due mainly to taxes on 2003 investments. The following is a breakdown of the composition of the Company's property operating and leasing costs.

	Year Ended December 31,
	2003	2002
	(in thousands)
Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$13,523	$11,235
Property management includes property management and portfolio construction costs	5,472	4,705
Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	10,962	7,984

Total property operating and leasing	$29,957	$23,924

        POL costs include operating costs for property management, investment and dispositions, accounting and information systems personnel, consistent with the Company's active portfolio management and investment focus. Property operating and leasing costs increased in 2003 mainly due to the early vesting of Company stock grants and the resulting recognition of $3.5 million in expense. In 2002, POL costs included $1.4 million in expense from the vesting of a previous batch of stock grants. The remainder of the increase in POL was due to increased payroll and related costs and increased costs incurred on the properties, including increased property insurance due to raising rates, increased snow plowing costs due to greater snowfall in 2003 and increased utilities due to natural gas costs. In connection with development projects and non-operating property acquisitions, the Company capitalized expenses of $2.1 million and $1.7 million in 2003 and 2002, respectively that would normally be included in POL costs.

        General and administrative expenses increased by $1.7 million due to the early vesting of management stock grants and the corresponding recognition of $0.8 million in expense, increased payroll and related costs and increased legal and corporate compliance costs. The payroll and related costs increase on current employees was largely due to achieving high performance goals. The legal costs are attributable to the collection efforts related to certain bankruptcy claims, certain legal defense efforts and the Company's evaluation and compliance with new laws and regulations governing public companies. Expenses associated with corporate administration, finance and investor relations are included in the Company's general and administrative expense.

        Depreciation and amortization increased $2.7 million or 8.5% when comparing 2003 and 2002 due to depreciation and amortization on 2003 investments.

        Interest incurred decreased by $3.6 million over the same period last year due to lower interest rates despite higher average debt balances in 2003 when compared to 2002 ($773.6 million in 2003 compared to $667.9 million in 2002). In 2003, the Company's weighted average rate including financing costs was 4.5% compared to 6.0% in 2002. The repayment of $150.0 million in 7.9% unsecured bonds in January of 2003 contributed to this reduction. In connection with development projects under construction, the Company capitalized $8.6 million and $8.4 million of interest in 2003 and 2002, respectively.

        Amortization of deferred financing costs increased slightly when comparing periods due mainly to a full period of amortization costs associated with new debt issued in 2002 and a partial period of amortization on the 2003 debt issuance. Both of these issuances included interest rate lock settlements of $6.2 million and $1.0 million for 2002 and 2003, respectively. These costs are amortized over the term of the debt.

        In 2002, the Company recorded an impairment expense for a 64 acre land parcel located in a retail and commercial district of Naperville, Illinois which went under contract for sale. Since the carrying value of this land was greater than the expected net sales proceeds, the Company recorded a $1.2 million impairment of this asset. The decline in value is attributable to weakening market conditions for retail land. There was no similar impairment recorded in 2003.

        The provision for income tax expense decreased by $0.3 million when comparing periods due largely to lower development fees which were earned by CRS, the Company's taxable REIT subsidiary, in 2003 compared to 2002.

        Equity in net income of affiliates increased $0.3 million when comparing periods, due to a partial period of income from 2003 investments and development deliveries on the Venture and CMC in 2003 compared to 2002.

        Due to the implementation of FAS 144, discussed previously, the gain/loss from the sale of operating properties and the net income earned on operating properties sold are classified as discontinued operations. Gains on the sale of real estate from discontinued operations increased by $6.9 million due to the sale of higher book gain properties in 2003 compared to 2002. For 2003, this category includes gains on the sale of 15 operating properties sold in 2003 compared to 16 operating properties sold in 2002. This increase in discontinued operations gains is offset by non-discontinued operations gains mentioned below. Also, the 2003 and 2002 net income from these sold operating properties was classified here, which decreased only slightly.

        Gains on the sale of real estate from non-operating properties decreased by $7.3 million when comparing periods. When non-operating gains and operating gains are combined for comparison purposes, gains in total decreased only slightly.

        As referenced above, in 2003 the Company changed its accounting policy when accounting for the developer notes at properties where the sole source of tax increment is provide by Company owned land parcels. This change in accounting affected the Company's accounting for sold CIC properties and CIC properties which had operations in 2002. Therefore, the Company recorded income from the cumulative effect of the change in accounting principle due to the $5.9 million increased gain relating to sold CIC properties and the $0.6 million real estate tax abatement on operating CIC properties.

        Preferred dividends decreased $0.5 million due to savings resulting from the 2003 redemption of the Company's 8.48% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series A Preferred Shares"). This savings was partially offset by the application of $3.1 million in original offering costs relating to the Series A Preferred Shares to preferred dividends.

Net Income and Other Measures of Operations

        Net income available to common shareholders increased $9.7 million or 14.8% due to a full period of 2002 investments and a partial period of 2003 investments (which increased operating and investing revenue greater than property operating expenses), interest savings, the cumulative effect of change in accounting principle and the impairment of real estate held for sale in 2002, as mentioned above.

Earnings before Interest, Income Taxes Depreciation and Amortization

        EBITDA remained nearly constant at $144.9 million in 2003, compared to $146.2 million in 2002. EBITDA was stagnate while net income available to common shareholders increased because interest expense savings were a significant portion of the increase in earnings and interest is excluded from EBITDA. EBITDA also excludes the $6.5 million cumulative effect of change in accounting principle in 2003. For a reconciliation of EBITDA to net income available to common shareholders, see Item 6, note 6.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Revenues

        Total revenues increased $2.2 million or 1.5% over 2001 due to increased fee income from development activities earned in 2002, offsetting a decrease in rental revenues and other investment income attributable to an increase in portfolio vacancy due to weaker market conditions.

        In the twelve months of 2002, 91.8% of total revenues of the Company were derived primarily from operating and investment revenue, pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse and other industrial properties. In 2001, operating and investment revenue as a percentage of total revenues was 98.2%. Operating and investment revenues decreased $7.4 million due to increased vacancies, reduced rental increases attributable to weak economic conditions and the reclassification of income from operating properties disposed. Due to the soft market, the Company's occupancy rate on in-service properties dropped to 91.3% in 2002, compared to 92.5% in 2001.

        Real estate fee income increased $9.6 million due mainly to increased development activity and related fees earned in 2002 at the Company's Chicago International Produce Market and CIC. As a developer, the Company also commenced construction of a large rail facility in Rochelle, Illinois for Union Pacific.

Operating and Nonoperating Expenses

        Real estate tax expense deceased only slightly and POL expense increased by $2.4 million from year to year. The following is a breakdown of the composition of the Company's POL costs.

	Year Ended December 31,
	2002	2001
	(in thousands)
Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$11,235	$12,155
Property management includes property management and portfolio construction costs	4,705	4,197
Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	7,984	4,877

Total property operating and leasing	$23,924	$21,229

        POL costs increased mainly due to the early vesting of Company stock grants and the resulting recognition of nearly $1.4 million in expense. The remainder of the increase between years was due mainly to increased payroll and related costs. In connection with development projects and non-operating property acquisitions, the Company capitalized expenses of $1.7 million and $1.4 million in 2002 and 2001, respectively that would otherwise be included in POL costs.

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

        Interest incurred decreased by $3.9 million over the same period last year due to lower interest rates and lower debt balances in 2002 when compared to 2001 attributable to reduced development activities and due to the reclassification of interest expense to discontinued operations for the BNSF leased land which had debt which was sold with the property. In connection with development projects under construction, the Company capitalized $8.4 million and $7.4 million of interest in 2002 and 2001, respectively.

        Amortization of deferred financing costs decreased when comparing periods due mainly to the decrease in amortization expense from debt retired in 2001, associated with the sale of the Company's residential property, Lake Shore Dunes Apartments.

        In 2001, the Company incurred a loss from the early extinguishment of debt of $1.6 million upon the early retirement of debt for Lake Shore Dunes mentioned above. A $21.3 million mortgage note payable that was collateralized by the property was assumed by the new owner and the unamortized financing costs were written off. This charge was originally recorded as an extraordinary item, but has been reclassified to an operating expense in accordance with FAS No. 145.

        In 2002, the Company recorded an impairment of $1.2 million, previously mentioned. In 2001, CenterPoint had a 267,344 square foot office property held for sale. When the Company announced its intention to sell the property, the Company recognized a $38.0 million impairment of this asset based on management's estimate of the fair value of the asset less costs to dispose.

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

        As mentioned above, discontinued operations includes both the gain or loss from the sale of operating properties and the income or loss from operations of those properties in accordance with FAS No. 144. This standard was adopted as of January 1, 2002. Therefore, all gains on the sale of 34 operating properties completed since January 1, 2002 are categorized here (with the exception of properties held for sale as of December 31, 2001). Also, the 2002 and 2001 net income from these properties sold in 2002 is categorized here.

        Pre-2002, all gains on the sale of real estate are classified separately from discontinued operations. Starting in 2002, this category includes only gains and losses on the sale of properties that never had operations or identifiable cash flows and assets held for sale prior to 2002. For 2002, this category decreased by $17.2 million compared to 2001 because 2002 includes the gain associated with the sale of one property held for sale at the end of 2001 and two completed developments compared to the 18 operating properties and three land parcels sold in the 2001.

Net Income and Other Measures of Operations

        Net income available to common shareholders increased $47.4 million or 264.7% mainly due to the large impairment of real estate held for sale in 2001. Before this charge, net income increased $9.4 million or 16.8 due to the growth of the Company through the net acquisition of warehouse and other industrial real estate and increased gains on the sale of real estate.

Earnings before Interest, Income Taxes, Depreciation and Amortization

        EBITDA increased 47.2% from $99.3 million in 2001 to $146.2 million in 2002 due mainly to the 2001 impairment charge. Exclusive of the 2001 impairment of $38.0 million, the Company's EBITDA increased 6.6% due to increased gains and fee income in 2002.

Related Party Transactions

        The Company earned fees from the Venture totaling $2.3 million, $0.5 million and $0.8 million for acquisitions, administrative services and for property management services for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the Company had $0.1 million and $0.1 million, respectively, receivable for these fees.

        One of the properties disposed of in the first quarter of 2002 was sold to Nicholas C. Babson, a trustee of the Company, for a total sale price of $8.2 million and a gain of $2.9 million. The sale was approved by a unanimous vote from the remaining trustees based on the advantages of the sale to the Company. The sale price was greater than the value of the property established by an independent appraisal.

        15 of the 28 properties acquired in 2002 were purchased for approximately $44.5 million from CalEast.

        During 2001, the Company sold land to the Venture for a total sale price of $3.7 million. The total gain on the sale was $0.2 million, of which $41 thousand was deferred due to the Company's 25% ownership.

        During 2001, the Company purchased a property from the Venture for a purchase price of $2.9 million. The Venture's gain on this sale was $0.2 million. The Company eliminated its pro rata portion of the Venture's gain in the calculation of the Company's equity in income from the Venture's activities.

Liquidity and Capital Resources

Operating Cash Flow and Capital Recycling

        Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions. Proceeds from asset dispositions, supplemented by retained cash flows, and from unsecured financings and infrequent capital raises, have been used to fund acquisitions and other capital investments. Cash flow from operations during 2003 was $74.2 million, which was greater than the $62.8 million in common and preferred distributions. The Company expects operating cash flow and capital recycling activities to be sufficient to fund distributions and a significant portion of future investment activities.

        In 2003, the Company's investment activities included acquisitions of $130.6 million, advances for owned construction in progress of $46.8 million, and improvements and additions to properties of $17.8 million. These activities were funded with proceeds from the disposition of real estate of $73.5 million, advances on the Company's lines of credit and a portion of the Company's retained capital. Turnover, or the annual volume of sales, is driven by the volume of available higher yielding new investments. Management believes the systematic redeployment of capital from lower into better yielding assets not only offsets the requirement for external capital, providing improved funding flexibility, but enhances cash flow.

Equity and Share Activity

        During 2003, the Company paid distributions on common shares of $56.5 million or $2.43 per share. Also, in 2003, the Company paid dividends on the Series A Preferred Shares of $2.2 million or $2.12 per share, $3.7 million for dividends on its 7.5% Series B Convertible Cumulative Preferred Shares or $3.75 per share and $0.4 million or $0.184 per share on its Series C Preferred Shares. The Series A and C Preferred Shares were redeemed in 2003. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases (iii) restrictions under certain covenants of the Company's unsecured line of credit (such as the requirement to distribute no more than 90% of the Company's funds from operations) and (iv) terms of future debt agreements.

Debt Capacity

        The Company seeks to maintain capacity substantially in excess of anticipated requirements, considering all available funding sources. At December 31, 2003, the Company's debt constituted approximately 31.46% of its total market capitalization. Also, the Company's earnings before interest, taxes, depreciation and amortization, ("EBITDA") to debt service coverage ratio increased from the prior year to 5.8 to 1, and the Company's EBITDA to fixed charge coverage ratio was 4.2 to 1 due to preferred dividends. The Company's common equity market capitalization was approximately $1.7 billion, and its fully diluted total market capitalization was approximately $2.7 billion.

Liquidity

        The Company believes it has adequate liquidity and capital resources available to meet its current needs. On June 30, 2003, the Company renewed its $350.0 million unsecured credit facility. The Company also has access to capital through the Venture that maintains a $120.0 million line of credit subscription facility. The interest rate on the new facility is LIBOR plus 80 basis points and the new facility expires on June 30, 2006. The participants in the credit facility include: Bank One Capital Markets, Inc., as sole Lead Arranger/Book Manager, Bank One NA, as Administrative Agent and Lender, Bank of America, N.A. as Syndication Agent and Lender, Wachovia Bank, National Association, as Syndication Agent and Lender, Commerzbank AG, New York Branch, as Documentation Agent and Lender, Suntrust Bank, as Managing Agent and Lender, and several other lenders from time to time parties thereto.

        In addition to its line of credit, the Company supplements internally generated funds from disposition activities and retained cash flow with proceeds from long term financings. The following are transactions concluded in 2003 that contributed to the Company's liquidity:

  •
  Upon maturity, on January 15, 2003, the Company paid off its outstanding $150.0 million senior unsecured notes, which were at a rate of 7.9%, with proceeds from its line of credit.

  •
  On July 24, 2003, the Company issued $150.0 million in unsecured, 7-year notes that bear interest at a face rate of 4.75% with an effective rate of 4.95% and mature in 2010. The proceeds from the issuance were $148.0 million after issuance costs and the settlement of an interest rate lock. The Company used the funds to repay a portion of its outstanding balance on the Company's unsecured line of credit.

  •
  On January 22, 2004, the Company completed the sale of $48 million of TIF Notes from the Company's development at CIC. A portion of these notes appear on the Company's books as a liability in 2004 relating to the increment providing tax parcels that are still owned by the Company. This note liability, however, is entirely non-recourse to the Company and is therefore not a legal liability of the Company. Proceeds from this notes sale were used to repay a portion of the Company's unsecured line of credit.

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

Contractual Obligations

        The following table discloses aggregate information about the Company's contractual obligations and the periods in which payments are due. The Company has excluded information on its purchase of maintenance services for its operating properties. The maintenance agreements are not long-term in nature.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years
	(dollars in thousands)
Long term debt obligations (1)	$1,351,471	$136,916	$371,694	$65,830	$777,030
Operating and lease obligations	—	—	—	—	—
Purchase obligations (2)	40,726	40,726	—	—	—
Long-term liabilities	—	—	—	—	—

Total	$1,392,197	$177,642	$371,694	$65,830	$777,030

(1)
The long-term debt obligations include both principal and interest amounts which are payable in the specified periods.

(2)
The purchase obligations include property development construction contracts outstanding as of December 31, 2003.

Off-Balance Sheet Financings

        The Company has no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Pronouncements

        On December 24, 2003, FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities"—an interpretation of ARB 51 ("FIN 46R") was issued. FIN 46R includes modifications that have been incorporated directly into the revised FIN 46, rather than into a new interpretation that amends FIN 46. FIN 46R incorporated much of the guidance previously issued in the form of FASB Staff Positions ("FSPs"). The Company is required to apply FIN 46R to all of its investments that are subject to FIN 46R no later than the end of the first reporting period that ends after March 15, 2004. However, the Company is required to apply the provisions of FIN 46 or FIN 46R to investments in entities that are considered to be special-purpose entities December 31, 2003. The Company does not have any investments in entities that are considered special-purpose entities as of December 31, 2003. The Company does not expect its evaluation of its investments that will be subject to FIN 46R for the quarter ended March 31, 2004 to result in the consolidation of any entities. FIN 46 and FIN 46R do not have an impact on net income available to common shareholders or the Company's liquidity.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company has applied the provisions of this pronouncement to all contracts entered into during the second half of 2003 which resulted in no impact on its results of operations, financial position or liquidity.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This pronouncement requires the issuer to mark-to-market certain minority interest liabilities as of the balance sheet date with the adjustment posted to the statement of operations. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB elected to defer the provisions of paragraph 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests. The FASB's decision with respect to the deferral, early adoption, and restatement will likely be issued in conjunction with the finalization of the proposed FASB Staff Position 150-c, "Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities of SFAS No. 150."

        At the July 31, 2003 Emerging Issues Task Force ("EITF") meeting, Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," was clarified for the purposes of applying Topic D-42. When calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the registrant's balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified on issuance. This clarification of Topic D-42 has affected the Company's accounting for its original offering costs upon the redemption of its 8.48% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") which were redeemed May 6, 2003 and its variable rate Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") which were redeemed on July 7, 2003. Preferred dividends on the Company's statement of operations includes $3,101 from the original offering costs on the redeemed Series A Preferred Shares and $187 from the original offering costs of the Series C Preferred Shares.

Forward Looking Statements

        This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases, inflation and dependence on tenants' business operations and the effects of the state of the economy on tenants and potential tenants), risks relating to acquisition, construction and development activities, including risks relating to 1031 tax-free exchange transaction, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company's properties are located, the existence of complex regulations relating to the Company's status as a REIT, the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company's securities and the other factors discussed above in "Risks, Uncertainties and Capital Opportunities" and below in Item 7A.

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

        At December 31, 2003, $307.9 million or 36.9% of the Company's debt was variable rate debt (inclusive of tax exempt debt at a blended rate of 1.30% as of December 31, 2003) and $527.0 million or 63.1% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of December 31, 2003, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.5 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt. The Company is subject to other non-quantifiable market risks due to the nature of its business. The business of owning and investing in real estate is highly competitive. Several factors may adversely affect the economic performance and value or our properties and the Company. These factors include, but are not limited to:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures

        As of December 31, 2003, John S. Gates, Jr., President and Chief Executive Officer of the Company, and Paul S. Fisher, Executive Vice President, Chief Financial Officer and Secretary of the Company, evaluated the effectiveness of the disclosure controls and procedures (as defined in applicable rules of the Securities and Exchange Commission) of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report would be made known to them in a timely fashion. There were no changes in the Company's internal control over financial reporting that were identified in connection with such evaluation that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. The text of such code of ethics is available on the Company's website, www.CenterPoint-Prop.com, and the Company intends to disclose any amendment to or waiver from the code that applies to any such officer on such website. The other information required by Item 10 is incorporated herein pursuant to General Instruction G to Form 10-K by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

        The information required by Item 11 is incorporated herein pursuant to General Instruction G to Form 10-K by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by Item 12 is incorporated herein pursuant to General Instruction G to Form 10-K by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions.

        The information required by Item 13 is incorporated herein pursuant to General Instruction G to Form 10-K by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated herein pursuant to General Instruction G to Form 10-K by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

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

  (b)
  Reports on Form 8-K

    On October 29, 2003, the Company furnished a copy of its press release announcing its financial results for the third quarter of 2003 on Form 8-K.

  (c)
  Exhibits

Exhibit Number	Description
(a)1.1	Distribution Agreement, dated as of August 20, 2002, by and among CenterPoint Properties Trust, Banc of America Securities LLC, Banc One Capital Markets, Inc., Goldman, Sachs & Co. and Lehman Brothers Inc
(b)3.1	Declaration of Trust, as supplemented by Articles Supplementary
(b)3.2	Bylaws, as amended
(c)4.1	Registration Rights Agreement between the Company and LaSalle Advisors Limited Partnership
(d)4.2	Rights Amendment dated as of July 30, 1998 between CenterPoint Properties Trust and First Chicago Trust Company of New York, as Rights Agent
(e)4.3	Form of Senior Securities Indenture
(f)4.4	Form of First Supplemental Indenture
(g)4.5	Form of Second Supplemental Indenture
(a)4.6	Third Supplemental Indenture, dated as of August 20, 2002, by and between CenterPoint Properties Trust and U.S. Bank Trust National Association
(l)10.1	Form of Employment and Severance Agreement between the Company and each of John S. Gates, Jr, Paul S. Fisher, Rockford O. Kottka, Paul T. Ahern and Mike M. Mullen
(b)10.2	CenterPoint Properties Amended and Restated 1993 Stock Option Plan, as amended
(c)10.3	1995 Director Stock Plan
(h)10.4	2000 Omnibus Employee Retention and Incentive Plan
(m)10.5	2003 Omnibus Employee Retention and Incentive Plan
(h)10.6	Limited Liability Company Agreement of CenterPoint Venture, L.L.C., dated as of December 29, 1999 by and between CenterPoint Realty Services Corporation and CalEast Industrial Investors, L.L.C. (Upon request by the Commission, the Company agrees to furnish to the Commission, supplementary, any schedules or exhibits that are omitted from this document)

(i)10.7	Stock Grant Agreement between the Company and each of John S. Gates, Jr, Paul S. Fisher, Rockford O. Kottka, Paul T. Ahern and Michael M. Mullen
(i)10.8	Stock Option Agreement between the Company and each of John S. Gates, Jr, Paul S. Fisher, Rockford O. Kottka and Michael M. Mullen
10.9	Stock Option Agreement between the Company and each of Nicholas Babson, Norman Bobins, Martin Barber, Alan D. Feld, Thomas E. Robinson, John C. Staley and Robert Stovall.
10.10	Stock Grant Agreement between the Company and each of Nicholas Babson, Norman Bobins, Martin Barber, Alan D. Feld and Thomas E. Robinson, John C. Staley and Robert Stovall.
(j)10.11	Amended and Restated Non-Competition Agreement between the Company and Robert Stovall, dated July 31, 1996, which was extended by unanimous board of trustee vote on May 16, 2003 through May of 2004
(k)10.12	Amended and Restated Unsecured Revolving Credit Agreement dated as of June 30, 2003 among CenterPoint Properties Trust, as Borrower, Banc One Capital Markets, Inc., as Sole Lead Arranger/Book Manager, Bank One, NA, as Administrative Agent and Lender, Bank of America, N.A. as Syndication Agent and Lender, Wachovia Bank, National Association, as Syndication Agent and Lender, Commerzbank AG, New York Branch, as Documentation Agent and Lender, Suntrust Bank, as Managing Agent and Lender, and the several other lenders from time to time parties thereto.
(i)10.13	Articles Supplementary for 3,000,121 Series C Cumulative Preferred Shares.
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
18.1	Preferablity Letter of Independent Auditors.
21	Subsidiaries of the Company.
23	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(g)
Incorporated by reference to the Company's Current Report on Form 8-K filed October 30, 1998

(h)
Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999

(i)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2003

(j)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(k)
Incorporated by reference to the Company's Proxy Statement pursuant to section 14(a) of the Securities and Exchange Act of 1934 filed March 25, 2003.

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

Signature	Name and Title	Date

/s/ MARTIN BARBER	Martin Barber, Chairman and Trustee	March 12, 2004
/s/ JOHN S. GATES, JR.	John S. Gates, Jr., Co-Chairman and Trustee, Chief Executive Officer (Principal Executive Officer)	March 12, 2004
/s/ ROBERT L. STOVALL	Robert L. Stovall, Vice Chairman and Trustee	March 12, 2004
/s/ NICHOLAS C. BABSON	Nicholas C. Babson, Trustee	March 12, 2004
/s/ NORMAN BOBINS	Norman Bobins, Trustee	March 12, 2004
/s/ ALAN D. FELD	Alan D. Feld, Trustee	March 12, 2004
/s/ PAUL S. FISHER	Paul S. Fisher, Trustee, Executive Vice-President and Chief Financial Officer, President of Subsidiaries (Principal Financial and Accounting Officer)	March 12, 2004
/s/ MICHAEL M. MULLEN	Michael M. Mullen, Trustee, President and Chief Operating Officer	March 12, 2004
/s/ THOMAS E. ROBINSON	Thomas E. Robinson, Trustee	March 12, 2004
/s/ JOHN C. STALEY	John C. Staley, Trustee	March 12, 2004

CENTERPOINT PROPERTIES TRUST

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page(s)
Consolidated Financial Statements:
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-7
Notes to Consolidated Financial Statements	F-8 to F-45
Financial Statement Schedules:
Report of Independent Auditors	F-46
Schedule II—Valuation and Qualifying Accounts	F-47
Schedule III—Real Estate and Accumulated Depreciation	F-48 to F-60

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and
Shareholders of CenterPoint Properties Trust

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of CenterPoint Properties Trust and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 6 to the consolidated financial statements, effective January 1, 2003, the Company changed its accounting policy related to certain developer notes receivable. As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                      /s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 8, 2004

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	December 31,
	2003	2002
ASSETS
Assets:
Investment in real estate:
Land	$194,965	$179,466
Buildings	824,248	772,722
Building Improvements	148,519	132,274
Furniture, fixtures and equipment	24,516	22,764
Construction in progress	150,126	111,883

	1,342,374	1,219,109
Less accumulated depreciation and amortization	(169,387)	(143,587)
Real estate held for sale, net of depreciation	6,302	48,631

Net investment in real estate	1,179,289	1,124,153
Cash and cash equivalents	231	1,235
Restricted cash and cash equivalents	42,520	60,441
Tenant accounts receivable, net	36,891	31,487
Mortgage and other notes receivable	63,084	30,287
Investments in and advances to affiliates	47,139	30,997
Prepaid expenses and other assets	21,799	15,679
Deferred expenses, net	28,289	16,463

	$1,419,242	$1,310,742

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable and other debt	$26,955	$84,681
Senior unsecured debt	500,000	500,000
Tax-exempt debt	94,210	94,420
Line of credit	213,700	18,000
Preferred dividends payable	—	1,060
Accounts payable	19,707	11,942
Accrued expenses	70,275	61,952
Rents received in advance and security deposits	11,894	11,728

	936,741	783,783

Commitments and contingencies
Shareholders' equity
Series A Preferred shares of beneficial interest, $.001 par value, 10,000,000 shares authorized: 0 and 3,000,000 issued and outstanding, respectively, having a liquidation preference of $25 per share ($75,000)		3
Series B convertible shares, 983,712 and 994,712 issued and outstanding, respectivley, having a liquidation preference of $50 per share ($49,186)	1	1
Common shares of beneficial interest, $.001 par value, 47,727,273 shares authorized; 23,345,877 and 23,067,336 issued and outstanding, respectively	23	23
Additional paid-in-capital	535,072	596,653
Retained earnings (deficit)	(37,253)	(54,474)
Accumulated other comprehensive loss	(5,924)	(5,898)
Unearned compensation—restricted shares	(9,418)	(9,349)

Total shareholders' equity	482,501	526,959

	$1,419,242	$1,310,742

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Minimum rents	$111,369	$104,512	$107,218
Straight line rents	3,449	2,108	4,515
Expense reimbursements	33,299	29,986	32,115
Mortgage interest income	1,318	896	1,017
Real estate fee income	11,988	12,230	2,660

Total revenue	161,423	149,732	147,525

Expenses:
Real estate taxes	30,631	27,785	28,027
Property operating and leasing	29,957	23,924	21,229
General and administrative	8,681	7,023	5,566
Depreciation and amortization	34,737	32,025	32,487
Interest expense:
Interest incurred, net	23,305	26,880	30,778
Amortization of deferred financing costs	3,354	2,918	2,376
Early extinguishment of debt			1,616
Impairment of asset	—	1,228	37,994

Total expenses	130,665	121,783	160,073

Income (loss) from continuing operations before income taxes and equity in net income of affiliate	30,758	27,949	(12,548)
(Provision for) benefit from income tax expense	(1,111)	(1,373)	694
Equity in net income of affiliate	2,281	1,994	3,309

Income (loss) from continuing operations	31,928	28,570	(8,545)
Discontinued operations:
Gain on sale, net of tax	36,785	29,899	—
Income from operations of sold properties, net of tax	3,647	3,961	6,389

Income (loss) before gain on sale of real estate, and cumulative effect of change in accounting principle	72,360	62,430	(2,156)
Gain on sale of real estate, net of tax	5,696	12,962	30,153

Income before cumulative effect of change in accounting principle	78,056	75,392	27,997
Cumulative effect of change in accounting principle, net of tax	6,528	—	—

Net income	84,584	75,392	27,997
Preferred dividends	(9,599)	(10,090)	(10,090)

Net income available to common shareholders	$74,985	$65,302	$17,907

Basic EPS:
Income available to common shareholders from continuing operations	$1.22	$1.38	$0.51
Discontinued operations	1.76	1.49	0.29
Cumulative effect of change in accounting principle	0.28	—	—

Net income available to common shareholders	$3.26	$2.87	$0.80

Diluted EPS:
Income available to common shareholders from continuing operations	$1.18	$1.34	$0.50
Discontinued operations	1.71	1.45	0.28
Cumulative effect of change in accounting principle	0.27	—	—

Net income available to common shareholders	$3.16	$2.79	$0.78

Distributions per common share	$2.43	$2.31	$2.10
Proforma net income assuming new method of accounting for certain developer notes was applied retroactively (see Note 6)	$78,056	$81,920	$27,997

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Net income	$84,584	$75,392	$27,997
Other comprehensive income (loss):
Settlement of interest rate protection agreement	(972)	(6,220)
Amortization of interest rate protection agreement	946	322	—

Comprehensive income	$84,558	$69,494	$27,997

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except for share information)

	Preferred Shares, Series A		Convertible Preferred Shares Series B		Preferred Shares Series C		Class B Common Shares
									Common Shares
														Unearned Compensation Restricted Shares	Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock			Total Shareholders' Equity
Balance, December 31, 2000	3,000,000	3	994,712	1	—	—	—	—	22,283,930	22	573,430	(36,769)	—	(2,301)	—	534,386
Shares issued for share options exercised									324,258	1	7,825					7,826
Director share awards									1,720		80					80
Employee share awards									147,400		6,766			(6,766)		—
Amortization of unearned compensation														1,019		1,019
Retirement of employee share awards									(3,395)		(129)			129		—
Distributions declared on common shares, $2.10 per share												(47,423)				(47,423)
Distributions declared on preferred shares, Series A $2.12 per share												(6,360)				(6,360)
Distributions declared on convertible preferred shares, Series B, $3.75 per share												(3,730)				(3,730)
Net income	—	—	—	—	—	—	—	—	—	—	—	27,997	—	—	—	27,997

Balance, December 31, 2001	3,000,000	3	994,712	1	—	—	—	—	22,753,913	23	587,972	(66,285)	—	(7,919)	—	513,795
Issuance of stock for stock options exercised									235,557	—	4,604					4,604
Employee share awards									105,481	—	5,137			(5,137)		—
Director share awards									1,797	—	87					87
Amortization of unearned compensation														3,196		3,196
Retirement of unearned compensation									(11,232)	—	(511)			511		—
Purchase of treasury stock													(1,044)			(1,044)
Retirement of treasury stock									(18,180)	—	(636)	(408)	1,044			—
Distribution declared on common shares, $2.31 per share												(53,083)				(53,083)
Distributions declared on preferred shares, Series A $2.12 per share												(6,360)				(6,360)
Distributions declared on convertible preferred shares, Series B, $3.75 per share												(3,730)				(3,730)
Settlement of interest rate protection agreement															(6,220)	(6,220)
Amortization of interest rate protection agreement															322	322
Net income	—	—	—	—	—	—	—	—	—	—	—	75,392	—	—	—	75,392

Balance, December 31, 2002	3,000,000	3	994,712	1	—	—	—	—	23,067,336	23	596,653	(54,474)	—	(9,349)	(5,898)	526,959
Issuance of stock for stock options exercised									198,181	—	6,073					6,073
Issuance of preferred shares, Series C, net of offering costs of $2,366					3,000,000	3					72,634					72,637
Employee share awards									116,586	—	6,470			(6,470)		—
Director share awards									1,525	—	92					92
Amortization of unearned compensation														6,312		6,312
Retirement of unearned compensation									(1,776)	—	(89)			89		—
Purchase of treasury stock													(3,503)			(3,503)
Retirement of treasury stock									(48,618)	—	(2,231)	(1,272)	3,503			—
Share conversion preferred Series B			(11,000)	—					12,643	—
Distribution declared on common shares, $2.43 per share												(56,491)				(56,491)
Distributions declared on preferred shares, Series A $2.12 per share												(2,225)				(2,225)
Distributions declared on convertible preferred shares, Series B, $3.75 per share												(3,721)				(3,721)
Distributions declared on preferred shares, Series C $0.184 per share												(365)				(365)
Redemptions of preferred Series A	(3,000,000)	(3)									(71,896)	(3,101)				(75,000)
Redemptions of preferred Series C					(3,000,000)	(3)					(72,634)	(187)				(72,824)
Settlement of interest rate protection agreement															946	946
Amortization of interest rate protection agreement															(972)	(972)
Net income	—	—	—	—	—	—	—	—	—	—	—	84,583	—	—	—	84,583

Balance, December 31, 2003	—	$—	983,712	$1	—	$—	—	$—	23,345,877	$23	$535,072	$(37,253)	$—	$(9,418)	$(5,924)	$482,501

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net Income	$84,584	$75,392	$27,997
Adjustments to reconcile net income to net cash provided by operating activities
Impairment of asset	—	1,228	37,994
Early extinguishment of debt	—	—	1,616
Bad debts	1,322	1,137	1,439
Depreciation	33,512	31,314	32,470
Amortization of deferred financing costs	3,354	2,918	2,376
Other amortization	2,799	3,481	2,921
Straight-line rents	(3,654)	(2,161)	(4,582)
Incentive stock awards	6,401	3,283	1,099
Equity in net income of affiliates	(2,281)	(1,993)	(3,308)
Gain on disposal of real estate, net of tax	(42,481)	(44,455)	(32,014)
Net changes in:
Tenant accounts receivable	(1,816)	(68)	1,197
Prepaid expenses and other assets	(6,096)	(6,125)	2,691
Rents received in advance and security deposits	281	1,869	2,098
Accounts payable and accrued expenses	(1,704)	(6,454)	(765)

Net cash provided by operating activities	74,221	59,366	73,229
Cash flows from investing activities
Change in restricted cash and cash equivalents	22,921	(58,660)	24,268
Acquisition of real estate	(130,595)	(110,060)	(66,869)
Additions to construction in progress	(46,797)	(73,052)	(110,670)
Improvements and additions to properties	(17,832)	(12,581)	(17,598)
Disposition of real estate	73,529	163,200	80,961
Change in deposits on acquisitions	(1,479)	15	789
Issuance of mortgage and other notes receivable	(82,615)	(6,553)	(1,269)
Repayment of mortgage and other notes receivable	69,523	1,896	15,599
Investment in and advances to affiliate	(13,861)	(12,369)	1,411
Acquisition of CRS, net of cash received	—	—	151
Receivables from affiliates and employees	16	15	96
Additions to deferred expenses	(7,814)	(4,733)	(3,371)

Net cash used in investing activities	(135,004)	(112,882)	(76,502)
Cash flows from financing activities
Proceeds from sales of preferred shares	75,003	—	—
Proceeds from sale of common shares	6,073	4,604	7,825
Offering costs paid	(2,366)	—	—
Proceeds from issuance of unsecured notes payable	—	142,009	—
Proceeds from issuance of senior unsecured debt	147,940	—	—
Proceeds from issuance of mortgage bonds payable	—	88,109	—
Proceeds from issuance of tax exempt bonds	—	45,952	—
Proceeds from line of credit	578,500	147,000	155,500
Redemption of preferred stock	(147,824)	—	—
Repayment of line of credit	(382,800)	(260,500)	(100,333)
Repayment of revenue bonds payable	(210)	(210)	—
Repayments of mortgage notes payable	(1,734)	(891)	(1,415)
Repayments of mortgage bonds payable	—	(50,000)	—
Repayments of bonds payable—unsecured	(150,000)	—	—
Distributions—Common	(56,492)	(53,083)	(47,423)
Distributions—Preferred	(6,311)	(10,090)	(10,090)

Net cash provided by financing activities	59,779	52,900	4,064
Net change in cash and cash equivalents	(1,004)	(616)	791
Cash and cash equivalents, beginning of period	1,235	1,851	1,060

Cash and cash equivalents, end of period	$231	$1,235	$1,851

The accompanying notes are an integral part of these consolidated financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

1. Organization

        CenterPoint Properties Trust (the "Company"), a Maryland trust, and its wholly owned subsidiaries, owns and operates primarily warehouse and other industrial properties in the metropolitan Chicago area and operates as a real estate investment trust ("REIT").

2. Summary of Significant Accounting Policies

  Lease Revenue

        Minimum rents are recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represent the amount that straight-line rental revenue exceeds rents due under the lease agreements. Unbilled rents receivable, included in tenants accounts receivable, at December 31, 2003 and 2002 were $24,271 and $22,989 respectively. Recoveries from tenants for taxes, insurance and other property operating expenses are recognized in the period the applicable costs are incurred.

        The Company provides an allowance for doubtful accounts against the portion of accounts receivable and notes receivable which is estimated to be uncollectible. Specifically, the Company allows for identified troubled accounts and also provides a general reserve. Tenant accounts receivable in the consolidated balance sheets is shown net of an allowance for doubtful accounts of $1,705 and $1,318 as of December 31, 2003 and 2002, respectively.

  Real Estate Fee Income

        Real estate fee income includes revenues recognized for development services provided by the Company, property management services, assignment fees, and other real estate related transactions. The Company earns development fees acting as a contractor. Development fees for third party construction contracts where the Company had guaranteed construction costs are recognized based on percentage of completion. Percentage of completion is measured as total costs incurred as a percentage of total estimated costs for the project. The Company earns other development fees where it does not guarantee the cost of construction. In these cases, the fee is recognized on a straight-line basis over the term of the development agreement, provided a constant level of project management effort is required.

  Discontinued Operations

        Effective January 1, 2002, the Company adopted FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," a replacement of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of APB No. 30, "Reporting of Operations—Reporting the Effects of Disposal of a Segment of the Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS No. 144 retained the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but it broadens the requirements to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished from the entity for financial reporting purposes. For purposes of applying FAS No. 144, the Company considers each operating property to be an operating component. Property investments sold before operating activities commence are not considered components, and are therefore not subject to discontinued operations presentation.

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

  Properties

        The Company accounts for all acquisitions closed subsequent to June 30, 2001 in accordance with FAS No. 141, "Business Combinations" ("FAS 141"). The Company allocates the purchase price of the property based on the fair value of the assets acquired, which may include land, building, tenant improvements and certain intangible assets. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property determined by valuing the property as if it were vacant.

        The intangible assets generally include management's estimate of the value of the remaining cash flows on the in-place lease, leasing costs for the in-place leases as if they were incurred and the value of the customer relationship. The value of in-place lease and the customer intangibles are amortized to expense over the anticipated term of the lease and tenant relationship. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions and the in-place lease value is charged to expense.

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

  Preacquisition Costs

        These costs are capitalized and included in prepaid expenses when incurred if they are directly identifiable with a specific property that the Company is actively seeking to acquire or develop. If the Company ceases pursuit of the project or the project fails to meet the Company's investment criteria, the Company will write off the related capitalized preacquisition costs.

  Construction in Progress

        Construction in progress consists of properties currently under development. Land acquisition costs and direct and indirect construction costs (including costs of the Company's development department) are included in construction in progress until the property or building is completed. During the construction period property taxes and insurance associated with the property under construction are capitalized as property cost. In addition, interest is capitalized monthly based on the average construction balance multiplied by the Company's weighted average interest on debt outstanding during the month. Interest and other operating costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. At the time the project is placed in service, it is reclassified into land and building and depreciated accordingly.

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

  Real Estate Held for Sale

        In accordance with FAS No. 144, as mentioned above, the Company classifies properties under contract for sale, or assets otherwise designated for sale by management, which meet the criteria of FAS No. 144, as of the end of the quarter as real estate held for sale. The assets are stated at the lesser of cost net of accumulated depreciation or fair value less cost to dispose, and depreciation expense ceases until the consummation of the sale.

  Cash and Cash Equivalents

        For purposes of the consolidated financial statements, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

  Restricted Cash

        Restricted cash represents escrow and reserve funds for real estate taxes, capital improvements, and certain security deposits. The funds in this account are invested in short term investments and valued at cost, which approximates market.

  Developer Notes (Tax Increment Financing)

        Tax Increment Financing ("TIF") is a municipal financing and planning technique that is widely used to renovate declining areas or redevelop blighted areas while expanding a municipality's tax base. TIFs allow municipalities to make needed public and private improvements by promising to return all or a portion of the real estate tax increase generated by the improvements to the developer for a limited period of time. This contract to pay the tax increment to the developer is usually documented in a redevelopment agreement between the city and the developer and, in situations where the developer provides the initial funding of these improvements, a corresponding developer note payable from the municipality to the developer is created in an amount equal to agreed upon eligible construction costs. In the course of business for certain development projects, the Company has obtained TIFs from municipalities in order to finance improvements such as streets, curbs, sidewalks, building demolition, land assemblage, site rehabilitation and other eligible items.

        The Company accounts for developer notes based on the facts and circumstances of the development, the terms of the redevelopment agreement, the source of the real estate taxes funding the TIF district and the deemed collectibility of the underlying TIF. The Company has described its accounting for each of its TIF arrangements in Note 6 and has described the financial impact of a related change in accounting principle in Note 7.

  Investment in and Advances to Affiliate

        The Company accounts for its investments in affiliates using the equity method whereby its cost of investment is adjusted for its share of equity in net income or loss from the date of inception and reduced by distributions received.

        The equity method is applied to investments when the Company does not have a majority interest in the investee, but does have significant influence over the operating and financial policies of the investee company. The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.

  Consolidation

        The Company's consolidated financial statements include all of its accounts and other entities in which the Company has control. Significant intercompany accounts and transactions have been eliminated upon consolidation. The Company consolidates the operations of CenterPoint Realty Services Corporation ("CRS"), a wholly owned taxable REIT subsidiary.

  CenterPoint Materials Corporation

        Pursuant to the redevelopment agreement related to CenterPoint Intermodal Center, the Company has established a procurement company on the site. The purpose of the procurement company is to capture sales taxes for the benefit of the town of Elwood, Illinois. In addition, a portion of the sales taxes collected by the town of Elwood will be used to repay the developer notes held by the Company described in Note 6. The Company accounts for the activities of the procurement company by netting material sales with material purchases and associated costs.

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

  •
  The Company's ability to forecast accurately and control spending on long term development projects where total cost estimates and future left to spend estimates have been accrued in the case of sales of a portion of the entire project.

  Income Taxes

        The Company qualified as a REIT under sections 856-860 of the Internal Revenue Code beginning January 1, 1994. In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable ordinary income in 2003, 2002 and 2001 to shareholders and to meet certain asset and income tests as well as certain other requirements. As a REIT, the Company will generally not be liable for Federal income taxes to the extent that it distributes its ordinary and net capital gain income to its shareholders.

        CRS is subject to income taxes. In accordance with FAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry forwards of CRS. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data
Net income available to common shareholders, as reported	$74,985	$65,302	$17,907
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,878)	(1,975)	(1,769)

Pro forma net income available to common shareholders	$73,107	$63,327	$16,138

Per share net income available to common shareholders
Basic—as reported	$3.26	$2.87	$0.80
Basic—pro forma	$3.18	$2.78	$0.72
Diluted—as reported	$3.16	$2.79	$0.78
Diluted—pro forma	$3.10	$2.72	$0.71

  Derivative Financial Instruments

        The Company used interest rate protection agreements in 2003 and 2002 to lock in the interest rate on an anticipated debt offering, and may utilize interest rate protection agreements in the future. Receipts or payments that result from the settlement of rate protection agreements are recognized in other comprehensive income (loss) and amortized over the life of the new debt issuance as amortization of financing costs. During the period prior to the settlement, interest rate protection agreements that qualify for hedge accounting are marked to market and any gain or loss is recognized in other comprehensive income (loss). Any agreements that do not qualify for hedge accounting are marked to market and any gain or loss is recognized in net income.

  Reclassifications

        On January 1, 2003, the Company adopted the FASB's Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Company reclassified amounts shown as extraordinary for the year ended December 31, 2001 to continuing operations.

        Certain other items presented in the consolidated statements of operations for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

  Accounting Pronouncements

        On December 24, 2003, FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities"—an interpretation of ARB 51 ("FIN 46R") was issued. FIN 46R includes modifications that have been incorporated directly into the revised FIN 46, rather than into a new interpretation that amends FIN 46. FIN 46R incorporated much of the guidance previously issued in the form of FASB Staff Positions ("FSPs"). The Company is required to apply FIN 46R to all of its investments that are subject to FIN 46R no later than the end of the first reporting period that ends after March 15, 2004. However, the Company is required to apply the provisions of FIN 46 or FIN 46R to investments in entities that are considered to be special-purpose entities December 31, 2003. The Company does not have any investments in entities that are considered special-purpose entities as of December 31, 2003. The Company does not expect its evaluation of its investments that will be subject to FIN 46R for the quarter ended March 31, 2004 to result in the consolidation of any entities. FIN 46 and FIN 46R do not have an impact on net income available to common shareholders or the Company's liquidity.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company has applied the provisions of this pronouncement to all contracts entered into during the second half of 2003 which resulted in no impact on its results of operations, financial position or liquidity.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This pronouncement requires the issuer to mark-to-market certain minority interest liabilities as of the balance sheet date with the adjustment posted to the statement of operations. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB elected to defer the provisions of paragraph 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests. The FASB's decision with respect to the deferral, early adoption, and restatement will likely be issued in conjunction with the finalization of the proposed FASB Staff Position 150-c, "Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities of SFAS No. 150."

        At the July 31, 2003 Emerging Issues Task Force ("EITF") meeting, Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," was clarified for the purposes of applying Topic D-42. When calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the registrant's balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified on issuance. This clarification of Topic D-42 has affected the Company's accounting for its original offering costs upon the redemption of its 8.48% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") which were redeemed May 6, 2003 and its variable rate Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") which were redeemed on July 7, 2003. Preferred dividends on the Company's statement of operations includes $3,101 from the original offering costs on the redeemed Series A Preferred Shares and $187 from the original offering costs of the Series C Preferred Shares.

3. Property Acquisitions and Dispositions

        During each of the years ended December 31, 2003, 2002 and 2001, the Company acquired 13, 28 and 16 operating properties, respectively, consisting principally of single-tenant buildings for an aggregate purchase price of approximately $127,901, $129,247 and $69,899, respectively. The properties were funded with proceeds from properties sold, borrowings under the Company's lines of credit, and proceeds of debt issuances in 2002 and 2003. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the results of operations of the acquired properties are included in the consolidated statements of operations from the dates of acquisition.

        The Company disposed of 14 properties and 14 land parcels in 2003, 19 properties and 6 land parcels in 2002, and 18 properties and 3 land parcels in 2001 for aggregate proceeds of approximately $73,529, $163,200 and $80,961, respectively.

4. Mortgage and Other Notes Receivable

        As of December 31, 2003, the Company had mortgages and other notes receivable outstanding of $63,084. The notes bear interest at rates ranging from 4.0% to 11.0% and mature at dates ranging from February 2004 to June 2023. As of December 31, 2002, the Company had mortgage and other notes receivable outstanding of $30,287, bearing interest ranging from 6.25% to 11.0% and maturing at dates ranging from July 2003 to December 2020. Certain notes require payment of interest and principal monthly. The following schedule presents the principal payments and balances due upon maturity for mortgage notes receivable as of December 31, 2003:

Total
2004	$33,293
2005	4,015
2006	3,201
2007	704
2008	774
thereafter	21,097

Total	$63,084

        Land and buildings have been pledged as collateral for certain the above notes receivable held as mortgages.

5. Investment in and Advances to Affiliates

  CenterPoint Joint Venture, L.L.C.

        CRS owns 25% of CenterPoint Venture, L.L.C. (the "Venture") which is engaged to position, package and sell stabilized industrial property investment opportunities. CalEast, a partnership of the California Public Employees Retirement System and Jones Lang LaSalle own the remaining 75% of the Venture. Members make capital contributions equal to their respective pro-rata ownership percentages. The Company can earn a promote distribution once 11% cumulative preferred distributions have been paid in accordance with the Venture agreement dated December 29, 1999. All cash distributions are paid at the end of each calendar quarter, to each member.

        In conjunction with the consolidation of CRS, the Company's investment in affiliate for December 31, 2003 and 2002 and equity in affiliate for the three years ended December 31, 2003 include the Venture.

        Summarized financial information for the Venture is shown below:

Balance Sheets:

	December 31, 2003	December 31, 2002
Assets
Net investment in real estate	$93,312	$88,896
Other assets	3,983	4,764

Total assets	$97,295	$93,660

Liabilities
Secured line of credit	$55,000	$54,904
Other liabilities	10,183	12,230

Total liabilities	65,183	67,134
Members' equity	32,112	26,526

Total liabilities and members' equity	$97,295	$93,660

Statements of Operations:

	Year Ending December 31,
	2003	2002	2001
Rental revenue	$9,208	$6,536	$10,956
Operating expenses
Property, operating and leasing	4,357	2,391	2,830
Depreciation and amortization	2,135	1,372	2,091
Interest	2,376	1,998	3,748

Total operating expenses	8,868	5,761	8,669

Operating income	340	775	2,287
Discontinued operations
Gain on sale of real estate	3,633	2,623	—
Income from operations	634	1,899	1,533
Minority interest allocable to discontinued operations	(827)	—	—
Gain (loss) on sale of real estate	(508)	—	5,289

Net income	$3,272	$5,297	$9,109

        The following table portrays certain operating information for the Venture as of the end of December 31, 2003, 2002 and 2001:

	2003	2002	2001
Number of owned warehouse/industrial properties	17	14	9
Square footage of owned warehouse/industrial properties	2.4 million	2.6 million	1.9 million
Occupancy	76.9%	78.1%	94.2%
Number of warehouse/industrial properties under construction	—	—	3

        In 2000, CRS paid an additional $1,800 in syndication fees relating to the Venture and is amortizing this on a straight-line basis over the life of the Venture, 7 years. Amortization of the syndication fees of $257 is included in equity in net income (loss) of affiliates on the Company's Consolidated Statement of Operations for each of the twelve months ended December 31, 2003, 2002 and 2001. Unamortized syndication fees of $793, $1,050 and $1,307 are included in investments in affiliates in the Company's Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001, respectively.

  Chicago Manufacturing Campus

        On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Motor Land Development Corporation ("Ford Land") to develop Ford's new automotive supplier manufacturing campus located on Chicago's southeast side. Chicago Manufacturing Campus, LLC ("CMC"), is owned 51% by CenterPoint and 49% by Ford Land. The park will occupy a 155-acre former brownfield site located approximately one-half mile from Ford's Chicago Assembly Plant on the southeast side, near the intersection of 126th Street and Torrence Avenue. Site preparation and construction of four buildings, or 1.6 million square feet, began during the second quarter of 2002 and was completed in the third quarter of 2003. Equity contributions by the venture partners of CMC are summarized below (as of December 31, 2003):

	CenterPoint	Ford Land
Land contributions	$5,337	$—
Cash contributions	32,134	36,000

Total contributions	$37,471	$36,000

Total contribution commitment	$52,000	$36,000

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

Balance Sheet:

	December 31, 2003	December 31, 2002
Assets:
Land	$21,614	$—
Building	53,399	—
Construction in progress	—	47,115

	75,013	47,115
Less accumulated depreciation and amortization	(999)	—

Net investment in real estate	74,014	47,115
Cash and cash equivalents	4,423	3,296
Restricted cash	1,051	5,144
Tenant accounts receivable, net	438	1,205
Prepaid expenses and other assets	473	6
Deferred expenses, net	67	27

Total assets	$80,466	$56,793

Liabilities:
Accounts payable	$3,249	$6,785
Accrued expenses	3,788	1,532
Security and tenant improvement deposits	491	4,207

Total liabilities	7,528	12,524
Commitments and contingencies
Members' equity:
Ford Motor Land Development Corporation	35,739	21,692
CenterPoint CMC Holdings, LLC	37,199	22,577

Total members' equity	72,938	44,269
Total liabilities and members' equity	$80,466	$56,793

Statement of Operations:

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002
Revenues:
Minimum rents	$3,264	$—
Straight line rents	362	—
Expense reimbursements	394	—

Total revenue	4,020	—

Expenses
Real estate taxes	$58	$—
Property operating and leasing	280	—
General and administrative	46	11
Depreciation and amortization	1,003	—

Total expenses	1,387	11

Operating income	2,633	(11)
Interest Income	78	109

Net income	$2,711	$98

        CenterPoint incurred $357 in development department costs that were not reimbursed by CMC upon original purchase of the land and are included in the Company's investments in and advances to affiliates. These development department costs will be written off upon any sale of the land. Additionally, during the entire construction period, the Company has capitalized interest of $923 in 2003 and $661 in 2002 to the extent of its equity investment at the time and this interest is included in investments in and advances to affiliates. These costs are being amortized over the depreciation period of the buildings constructed in this project. For the twelve months ended December 31, 2003, the Company amortized $20 of these costs, and there was no such amortization in 2002.

        Also, the Company earned fees from CMC totaling $1,127 in 2003 and $1,765 in 2002. $518 and $865 of which were recognized in real estate fee income for development services for 2003 and 2002, respectively. $609 and $900 of additional fees were deferred due to the Company's ownership percentage in CMC for 2003 and 2002, respectively. At December 31, 2003 and 2002, the Company had $356 and $717 in fees receivable from CMC, respectively.

6. Developer Notes (Tax Increment Financing)

        As of December 31, 2003 the Company held two series of Tax Increment Financing (TIF) developer notes receivable. As of December 31, 2002, the Company held three series of TIF developer notes receivable. The first series of developer notes relate to a 25 acre sold development at the Chicago International Produce Market ("CIPM") in the city of Chicago, Illinios. The second series of developer notes relate to the 2,200 acre CenterPoint Intermodal Center ("CIC") in the city of Elwood, Illinois. The final series of developer notes related to an 18 acre development at 5800 West

Touhy Avenue, Niles Illinois, for an office development. The Niles property was sold in 2002 and the developer notes were repaid in 2003.

        All of the developer notes receivable were provided to the Company in connection with redevelopment plans that the Company and each respective municipality are currently involved with or were involved with in the past. The developer notes were provided to the Company under the terms of three different redevelopment agreements, all of which were issued to the Company after certain construction costs were incurred to develop previously undeveloped land.

        Each of the developer notes mentioned above are to be repaid by the respective municipalities from real estate tax increment collections within their respective TIF districts. However, the terms related to each of these TIF districts and the sources of real estate tax increment used to repay the developer notes receivable are each unique:

  •
  The CIPM developer notes receivable bear tax exempt interest at 8.5% and terminate in 2020. The CIPM project resides in the Pilsen District of Chicago and the notes are serviced by the tax increment raised by the entire Pilsen District (907 acres), which is a neighborhood being redeveloped and currently producing tax increment. The CIPM project represents 2.8% of the district's developable land. As of December 31, 2003 and 2002 the Company had completed its development of the CIPM site and had sold all related parcels, however, the Company continues to hold the developer notes receivable.

  •
  The CIC developer notes receivable bear tax exempt interest at 10.0% and terminate in 2023. The CIC represents an entire TIF district. Therefore, the Company's developer notes are serviced solely by the tax increment produced by the Company's real estate development, portions of which sold during 2003 and 2002.

  •
  The 5800 West Touhy developer notes receivable bear no interest and terminate in 2008. They are serviced by the tax increment raised by the entire retail and office development, comprising 56 acres on Touhy Avenue in Niles, Illinois. This acreage was redeveloped from an old industrial building and resides in the heart of a retail and commercial district of Niles. The 5800 West Touhy property represents 32.1% of the TIF district which supports its payment and the 5800 West Touhy developer note represents 25.2% of the total balance of the developer note for the retail and office complex. As mentioned above, these developer notes were repaid in 2003.

  2003 Change in TIF Accounting Policy

        As of December 31, 2002 and for the three quarters ending September 30, 2003, the Company had been applying the same accounting principle for all of the developer notes described above. The developer notes were recorded when the collectibility of the developer notes had been demonstrated. The recorded value of such notes were accounted for as cost reimbursement arrangements; thereby reducing the basis of the related development.

        During the fourth quarter of 2003 the Company changed its accounting policy related to developer notes receivable where the sole source of real estate tax increment will be produced by the Company's own development activities. Where this is the case, the real estate tax increments paid to the municipality are essentially returned to the Company. Accordingly, the developer note receivable is more representative of a real estate tax abatement arrangement than a cost reimbursement arrangement that is being funded over time through municipal revenue sources derived from third parties.

        Because the CIC project encompasses an entire TIF district and this TIF district is the sole source of real estate tax increment for purposes of servicing the CIC series of TIF developer notes, the Company's accounting policy for the CIC developer notes has changed from a cost reimbursement arrangement to a real estate tax abatement arrangement. The new accounting policy reflects the fact that when the Company pays real estate taxes at the CIC development, the incremental taxes flow through the city of Elwood and are returned to the Company. Under this accounting principle, when the Company accrues real estate taxes at the CIC (because real estate taxes are paid one year in arrears) the Company simultaneously accrues an abatement receivable to offset the tax expense incurred.

        As the Company sells land parcels in the CIC development third parties become responsible for future real estate taxes; however, the Company will continue to receive tax increment payments produced by such parcels until 2023, the maturity date of the CIC developer notes. Therefore, when third parties become responsible for paying future real estate taxes (e.g. upon sale), the Company will recognize the developer notes receivable in an amount equal to the discounted value of estimated future real estate tax increment receipts related to the sold parcels though the end of the developer note agreement. The notes recognized will decrease the carrying cost of parcels upon sale, and therefore, increase the gain recognized upon sale.

        The estimate of future real estate taxes on sold parcels is based on current year tax bills and third party estimates of future taxes. The discount rate used to determine the present value of the future real estate taxes is the face rate on the developer notes receivable (10% in the case of the CIC developer notes).

        Since the Company has adopted this change in accounting policy in the fourth quarter of 2003, the new policy has been retroactively applied to the first quarter of 2003, resulting in a cumulative effect of a change in accounting principle of $6,528, representing the establishment of CIC developer notes and interest receivable of $5,904 for sold parcels at CIC and $624 for real estate tax abatements related to 2002 real estate taxes at CIC. This change in accounting treatment also increased net income (over that which would have been reported under the previous accounting policy) for the first nine month of 2003 by $3,684, which relates to 2003 real estate tax abatements at CIC and the recognition of additional developer note principal and interest receivables due to the sale of parcels of CIC during 2003. The four quarters of 2003 as presented in Note 21 reflect the impact of the new accounting principle. The new accounting policy is deemed to more appropriately reflect the substance of the CIC developer notes and the agreement that the Company has with the town of Elwood, Illinois.

7. Financial Impact of Change in Accounting for TIF Notes

        As described in Note 6, the Company adopted a new accounting principle for certain developer notes. The following is a summary of the results of operations of the Company for the years ended

December 31, 2003, 2002 and 2001 and the proforma results of operations assuming the new method of accounting for certain developer notes for those same periods was applied retroactively.

	Years Ended December 31,
	2003	2002	2001
Results of operations as reported:
Income before cumulative effect of change in accounting principle	$78,056	$75,392	$27,997
Cumulative effect of change in accounting principle, net of tax	6,528	—	—

Net income	84,584	75,392	27,997
Preferred dividends	(9,599)	(10,090)	(10,090)

Net income available to common shareholders	$74,985	$65,302	$17,907

Basic EPS:
Income available to common shareholders from before cumulative effect of change in accounting principle	$2.98	$2.87	$0.80
Cumulative effect of change in accounting principle	0.28	—	—

Net income available to common shareholders	$3.26	$2.87	$0.80

Diluted EPS:
Income available to common shareholders from before cumulative effect of change in accounting principle	$2.89	$2.79	$0.78
Cumulative effect of change in accounting principle	0.27	—	—

Net income available to common shareholders	$3.16	$2.79	$0.78

Proforma results of operations assuming new method of accounting for certain developer notes was applied retroactively:
Net income	$78,056	$81,920	$27,997
Preferred dividends	(9,599)	(10,090)	(10,090)

Net income available to common shareholders	$68,457	$71,830	$17,907

Basic EPS:
Net income available to common shareholders	$2.98	$3.16	$0.80

Diluted EPS:
Net income available to common shareholders	$2.88	$3.07	$0.78

8. Deferred Expenses

        Fully amortized deferred expenses of $7,620 and $1,608 were written off in 2003 and 2002, respectively. In connection with property dispositions, the Company also wrote off unamortized deferred leasing and other costs of $407 and $878 in 2003 and 2002, respectively. Also, in 2003 and 2002, CenterPoint wrote off unamortized financing costs of $1,277 and $787 in connection with property dispositions, respectively.

        The balances are as follows:

	December 31,
	2003	2002
Deferred financing costs, net of accumulated amortization of $3,669 and $7,403	$8,091	$7,494
Deferred leasing and other costs, net of accumulated amortization of $5,973 and $4,880	20,198	8,969

	$28,289	$16,463

9. Long Term Debt

        The long-term debt as of December 31, 2003 and 2002 consists of the following:

	Carrying Amount of Notes at December 31,
							Estimated Balloon Payment at Maturity
Property Pledged as Collateral			Interest Rate		Periodic Payment Terms			Final Maturity Date
	2003	2002
Mortgage Notes Payable and Other Debt:
7620 S. 10th Street Oak Creek, WI	1,978	2,076	8.05%		22(b	)	1,795	08/01/05
11801 South Central Alsip, IL	3,551	3,863	7.35%		49(b	)	—	01/01/12
16750 Vincennes South Holland, IL	3,963	4,025	7.75%		31(b	)	3,514	08/15/09
Designated pool of three properties (c)	13,193	13,761	7.05%		131(b	)	9,661	09/01/08
BNSF lease collateralized bonds (d)	—	56,228	6.56%		341(b	)	40,243	08/01/22
Capitalized lease obligation	110	333	7.00%		19(b	)	101	07/01/04
CenterPoint Equipment Capital Debt (l)	4,160	4,395	(l	)	48(b	)	174	(l	)

	26,955	84,681
Senior Unsecured Debt:
Bonds Payable—1998	100,000	100,000	6.75%		(e	)	100,000	04/01/05
Bonds Payable—1999	100,000	100,000	7.14%		(e	)	100,000	03/15/04
Bonds Payable—2000	—	150,000	7.90%		(e	)	150,000	01/15/03
Bonds Payable—2002 (f)	150,000	150,000	5.75%		(e	)	150,000	08/15/09
Bonds Payable—2003 (g)	150,000	—	4.75%		(e	)	150,000	08/01/10

	500,000	500,000
Tax Exempt Debt:
City of Chicago Revenue Bonds—1997	44,100	44,100	(h	)	(a	)	44,100	09/08/32
City of Chicago Revenue Bonds—2002 (i)	47,000	47,000	(i	)	(a	)	47,000	03/01/37
Illinois Department Finance Authority (j)	3,110	3,320	(j	)	(a	)	—	12/01/18

	94,210	94,420
Line of Credit:
Revolving line of credit	213,700	18,000	(k	)	(k	)	—	06/30/06

Total long term debt	$834,865	$697,101

  (a)
  The note requires monthly payments of interest only.

  (b)
  Amount represents the monthly payment of principal and interest.

  (c)
  Along with the purchase of several properties on December 10, 2002, the Company assumed a cross collateralized mortgage note payable of $13,810, which bears interest at 7.05%, requires monthly payments of principle and interest and terminates September, 2008.

  (d)
  On June 24, 2002, CenterPoint issued $90,176 of non-recourse bonds secured by the Burlington Northern Santa Fe ("BNSF") ground lease, bearing interest at 6.56%, requiring monthly payments of principle and interest and maturing in June, 2022. The lease was structured as a commercial tenant lease and the debt was solely secured by the lease held within a series of tenancy in common special purpose entities to which the Company had sole ownership interest. In 2002 and 2003, CenterPoint sold 37.5% and 62.5% of its tenancy in common interest in the BNSF ground lease and its associated debt, respectively. In doing so, the new owner assumed $55,992 and $33,737 of the BNSF ground lease debt in 2003 and 2002, respectively.

  (e)
  The note requires semi-annual payments of interest only.

  (f)
  On August 27, 2002, CenterPoint issued $150,000 of unsecured, 7-year notes that bear interest at 5.75% and require semi-annual payments of interest only. The notes carry an effective interest rate of 6.48%. After the settlement of an interest rate protection agreement for $6,220 and other financing costs, the Company received proceeds of $142,009. The settlement of the interest rate protection agreement is included in accumulated other comprehensive loss and is being amortized over the term of the debt as amortization of financing costs ($888 and $322 in 2003 and 2002, respectively).

  (g)
  On July 24, 2003, the Company issued $150,000 in unsecured, 7-year notes that bear interest at a face rate of 4.75% with an effective rate of 4.95% and mature in 2010. The proceeds from the issuance were $147,940 after issuance costs and the settlement of an interest rate lock for $946. The settlement of the interest rate lock is included in accumulated other comprehensive loss and is being amortized over the term of the debt as amortization of deferred financing costs ($58 in 2003).

  (h)
  These Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois are enhanced by a letter of credit. The letter of credit contains certain financial covenants pertaining to consolidated net worth. The tax-exempt bonds bear initial interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.25% and 1.65% at December 31, 2003 and 2002, respectively). The bonds require monthly payments of interest only and mature in September, 2032. Of the original proceeds, the Company holds $1,436 and $1,427 in escrow (shown in restricted cash and cash equivalents) at December 31, 2003 and 2002, respectively, for future construction costs.

  (i)
  On March 21, 2002, the Company borrowed $47,000 Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois. The bonds are enhanced by a letter of credit, which contains certain financial covenants pertaining to consolidated net worth. The tax-exempt bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.35% and 1.68% at December 31, 2003 and 2002, respectively). The bonds require monthly payments of interest only and mature in March, 2037. Of the original proceeds, the Company holds $29,915 and 41,516 in escrow (shown in restricted cash and cash equivalents) as of December 31, 2003 and 2002, respectively, for future construction costs.

  (j)
  Along with the purchase of a property on March 21, 2002, the Company assumed tax-exempt bonds of $3,530. These Adjustable Rate Revenue Bonds, issued by the Illinois Department Financing Authority, are enhanced by a letter of credit. The bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (1.22% and 1.68% at December 31, 2003 and 2002, respectively). The bonds require monthly payments of interest only and mature in December, 2018. On every December 1st since the Company assumed the loan, the Company is required to make a principle payment of $210 in accordance with the terms of the loan.

  (k)
  In June, 2003, the Company extended its unsecured line of credit facility, which originated in October, 1996 and was previously amended in 2000. The 2003 amendment changed the interest rate charged on LIBOR borrowings from LIBOR plus 1.0% to LIBOR plus 0.8%. The interest rate at December 31, 2002 was 2.4375% (LIBOR plus 1.0%) for LIBOR borrowings and there were no Prime borrowings. The interest rate at December 31, 2003 reflects the rates paid under different LIBOR contracts ranging from 1.7875% to 1.9875% (LIBOR plus 0.8%) and there were no Prime Rate contracts outstanding. The line requires payments of interest only when LIBOR contracts mature and monthly on borrowings under Prime Rate. There is a commitment fee of $700 per year or 20 basis points. At December 31, 2003 and 2002, the Company had $136,300 and $332,000, respectively, available under the line.

  (l)
  The Company has consolidated the operations of a joint venture, CenterPoint Equipment Capital Corporation, which has unsecured non-recourse debt on its books as of December 31, 2003. The debt related to direct financing lease obligations for equipment at certain CenterPoint tenant spaces. This entity is consolidated due to the Company's guarantee related to one of the loans. The first loan originated in February, 1999 for $597, bears interest at 7.2% and terminates in March, 2007 with a balloon payment due of $174. The second loan originated in May, 2001 for $4,181, bears interest at 8.25% and terminates in November, 2015 with no balloon payment.

        As of December 31, 2003 mortgage notes, other debt, senior unsecured debt, tax exempt debt and line of credit mature as follows:

Total
2004	$315,441
2005	103,497
2006	1,733
2007	1,984
2008	11,257
Thereafter	400,953

Total	$834,865

        Based on borrowing rates available to the Company at the end of 2003 and 2002 for mortgage loans with similar terms and maturities, the fair value of the fixed interest rate mortgage notes payable was $542,681 compared to $526,955 carrying value for 2003 and $601,142 compared to $580,287 carrying value for 2002.

        Land, buildings and equipment with an aggregate net book value of approximately $30,077 at December 31, 2003 and $65,827 at December 31, 2002 have been pledged as collateral for the above mortgage debt.

10. Shareholders' Equity

  Common Shares of Beneficial Interest

        As of December 31, 2003 and 2002, the Company had outstanding shares of 23,345,877 and 23,067,336, respectively.

  Series A Cumulative Redeemable Preferred Shares of Beneficial Interest

        On November 10, 1997, the Company issued 3,000,000 shares of its Series A Preferred Shares at a purchase price of $25 per share. Dividends on the Preferred Shares were cumulative from the date of issuance and payable quarterly commencing on January 30, 1998. The Series A Preferred Shares were not redeemable prior to October 30, 2002.

        On May 5, 2003, the Company issued $75,000 of variable rate Series C Preferred Shares through a private placement to an institutional investor. The initial dividend rate on the Series C Preferred Shares was three month LIBOR plus 150 basis points. On May 6, 2003, proceeds from this issuance were used to redeem all outstanding shares of the Company's Series A Preferred Shares (redemption announced April 1, 2003) for an aggregate redemption price of $25.0353 per Series A Preferred Share (approximately $75,106). On July 7, 2003, the Company redeemed its Series C Preferred Shares with proceeds from the Company's line of credit. Preferred dividends on the Company's statement of operations was increased by $3,101 and $191 due to the difference between the fair value of the consideration transferred to the holders of the shares and the carrying amount of the Series A Preferred Shares and the Series C Preferred Shares, respectively.

  Series B Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest

        On June 23, 1999, the Company completed a public offering of 1,000,000 shares of 7.50% Series B Convertible Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") at a purchase price of $50.00 per share. Dividends on the Series B Preferred Shares are cumulative from the date of issuance and payable quarterly commencing on September 30, 1999. The payment of dividends and amounts upon liquidation will rank senior to the Common Shares. The shares have no maturity date, but may be redeemed by the Company for $50.00 per share after June 30, 2004. The shares are convertible into common shares at a conversion price of $43.50 per common share, equivalent to a conversion rate of 1 to 1.1494. In 2003, 11,000 shares were converted into common shares in accordance with the share agreement.

  Earnings Per Common Share

        Following are the reconciliations of the numerators and denominators for computing basic and diluted earnings per share ("EPS") data:

	Years Ended December 31,
	2003	2002	2001
Numerators:
Income (loss) from continuing operations	$31,928	$28,570	$(8,545)
Gain on sale of real estate, net of tax	5,696	12,962	30,153
Dividend on preferred shares	(9,599)	(10,090)	(10,090)

Income available to common shareholders from continuing operations—for basic and diluted EPS	28,025	31,442	11,518

Discontinued operations
Gain on sale, net of tax	36,785	29,899	—
Income from operations of sold properties, net of tax	3,647	3,961	6,389

Discontinued operations—for basic and diluted EPS	40,432	33,860	6,389

Income available to common shareholders before cumulative effect of change in accounting principle	68,457	65,302	17,907
Cumulative effect of change in accounting principle—for basic and diluted EPS	6,528	—	—

Net income available to common shareholders—for basic and diluted EPS	$74,985	$65,302	$17,907

Denominators:
Weighted average common shares outstanding—for basic EPS	23,010,730	22,758,051	22,432,601
Effect of share options and grants	733,310	626,799	593,092

Weighted average common shares outstanding—for diluted EPS	23,744,040	23,384,850	23,025,693

Basic EPS:
Income available to common shareholders from continuing operations	$1.22	$1.38	$0.51
Discontinued operations	1.76	1.49	0.29
Cumulative effect of change in accounting principle	0.28	—	—

Net income available to common shareholders	$3.26	$2.87	$0.80

Diluted EPS:
Income available to common shareholders from continuing operations	$1.18	$1.34	$0.50
Discontinued operations	1.71	1.45	0.28
Cumulative effect of change in accounting principle	0.27	—	—

Net income available to common shareholders	$3.16	$2.79	$0.78

        The assumed conversion of convertible preferred stock into common shares for purposes of computing diluted EPS by adding convertible preferred dividends to the numerator and adding assumed share conversions to the denominator for 2003, 2002 and 2001 would be anti-dilutive.

11. Stock Incentive Plans

        As of December 31, 2003 the Company has reserved 998,969 common shares for future issuance under the 2003 Omnibus Employee Retention and Incentive Plan (the "2003 Plan"), 54,669 common shares for future issuance under the 1995 Director Stock Plan and 1,000,000 common shares for future issuance under the dividend reinvestment and stock purchase plan.

  2003 Omnibus Employee Retention and Incentive Plan

        On May 16, 2003, the Shareholders adopted the 2003 Plan to permit the Company to continue to make share based awards as part of the Company's long-term compensation plan. In accordance with the 2003 Plan, no further grants or option awards will be made under the 2000 Omnibus Employee Retention and Incentive Plan (the "2000 Plan"). The 2003 Plan authorizes the award of 1,200,000 shares over its term. The 2003 Plan will be administered by a committee (the "Committee") consisting of two or more non-employee trustees designated by the Board of Trustees of the Company. No awards may be granted under the 2000 Plan after July 31, 2006. The terms of the 2003 Plan are highlighted below:

  •
  First, the 2003 Plan authorizes the Committee to grant options to purchase the Company's common shares in the form of incentive stock options ("ISO's") or other tax-qualified options which may be subsequently authorized under the federal tax laws. The exercise price of the options may not be less than 100% of the fair market value of common shares at the time of issuance.

  •
  Second, the 2003 Plan authorizes the Committee to grant appreciation rights to key employees, which entitles the grantee to receive upon exercise the excess of (a) the fair market value of the specified number of shares at the time of exercise over (b) a price specified by the Committee which may not be less than 100% of the fair market value of the common shares at the time of grant. The term of the option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date of grant.

  •
  Third, the 2003 Plan authorizes the Committee to grant restricted shares or equivalents of the Company's common shares. The restriction periods may vary at Committee's discretion, but may not be less than one year.

  •
  Finally, the 2003 Plan authorizes the Committee to grant performance awards to employees in the form of either performance shares, representing one share of the Company's common shares, or performance units, representing an amount established by the Committee at the time of the award. At the time the award is made, the Committee will establish superior and satisfactory performance targets measuring the Company's performance over a set period. The actual awards will be determined by the Committee measured against these goals.

  Restricted Stock Grants

        In 2003, 2002 and 2001, the Compensation Committee of the Company awarded 116,586, 105,481 and 147,400 restricted share grants to trustees, employees and officers from the 2003 Plan and the 2002 Plan. For all restricted share awards from the 2003 Plan and the 2000 Plan, unearned compensation is recorded at the date of awards based on the market value of shares. Unearned compensation, which is shown as a separate component of shareholders' equity, is being amortized to expense over the eight year vesting period.

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

        On November 18, 2003, shares granted to employees and officers on February 21, 2001 vested after meeting performance targets specified in the 2000 Plan. Restrictions were lifted on 138,036 shares, resulting in compensation expense of approximately $4,158 representing the unamortized portion of this share issuance. Also, on June 4, 2002, shares granted to employees on March 8, 2000 vested after meeting performance targets specified in the 1995 Restricted Stock Incentive Plan. Restrictions were lifted on 69,450 shares, resulting in compensation expense of approximately $1,744 representing the unamortized portion of this share issuance. The amount amortized to expense, inclusive of the early vesting charge, during 2003, 2002, and 2001 was $6,312, $3,196 and $1,019, respectively.

        Under the terms of the 2003 Plans and the 2000 Plan, employees and officers have the following unvested grants outstanding as of December 31, 2003:

Date of Grant	Number of Shares Outstanding	Grant Price
2000 Plan
January 29, 2002	98,208	$48.70
March 7, 2003	112,853	$56.30
March 25, 2003	200	$58.38
May 15, 2003	1,021	60.10
2003 Plan
May 16, 2003	451	60.55

  Director Stock Plan

        The 1995 Director Stock Plan is for an aggregate of 75,000 common shares and provides that each independent director, upon election or re-election to the Board, must receive 50% and may elect to receive 100% of his annual retainer fee in Common Shares at the market price on such date. In 2003, 2002 and 2001, 1,525, 1,797 and 1,720 Common Shares were issued under this plan, respectively. In connection with the issuance of such shares, $92, $87 and $80 was charged to expense in 2003, 2002 and 2001, respectively.

  Stock Options Outstanding

        For the three year period ended December 31, 2003, the Compensation Committee of the Company granted employees, officers and trustees share options as follows under the terms of the 2003 Plan and the 2000 Plan:

Date of Issue	Number of Shares Options Issued	Exercise Price
2000 Plan
February 21, 2001	250,000	$45.90
May 16, 2001	33,000	$46.51
January 29, 2002	184,947	$48.70
May 16, 2002	33,000	$55.25
November 9, 2002	2,708	$54.49
March 7, 2003	139,080	$56.30
2003 Plan
May 16, 2003	38,000	$60.55
June 10, 2003	162,580	$61.35

        The options from both the 2003 Plan and the 2000 Plan were granted at fair market value on the date of grant and have a 10-year term. They become exercisable in 20% annual increments after one year from date of grant. Option activity for the three years ended December 31, 2003 is summarized below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,788,721	$37.99	1,837,949	$34.51	1,884,637	$31.01
Granted	339,660	59.19	220,655	49.75	283,000	45.97
Exercised	(205,060)	31.24	(268,545)	23.82	(324,258)	24.25
Expired	—		(1,338)	32.06	(5,430)	32.84

Outstanding at end of year	1,923,321	42.46	1,788,721	37.99	1,837,949	34.51

Exercisable at end of year	522,045		454,868		449,688
Available for future grant	998,969		253,993		570,560
Weighted average per share value of options granted during the year		$5.98		$7.18		$7.20

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Risk free interest rate	2.75%	4.78%	5.10%
Dividend yield	4.12%	4.22%	4.22%
Expected lives	6 years	6 years	6 years
Expected volatility	16.62%	17.55%	18.30%

        The following table summarizes information about stock options at December 31, 2003:

Options outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$18.25-$24.88	31,101	3 years	$22.53	22,371	$22.46
$29.63-$35.94	815,905	6 years	$33.60	351,108	$33.44
$37.81-$41.00	233,000	7 years	$40.55	69,900	$40.55
$45.90-46.51	283,000	8 years	$45.97	56,600	$45.97
$48.70-55.25	220,655	9 years	$49.75	22,066	$49.75
$56.30-61.35	339,660	10 years	$59.19	—

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

12. 401K Savings Plan

        CenterPoint Properties Trust Savings and Retirement Plan (the "401K Plan") was established to cover eligible employees of the Company. Under the 401K Plan eligible employees may elect to enter into an agreement with the Company to defer a percentage of their compensation up to the annual limit set by the Internal Revenue Service. Employees may elect to participate at the beginning of each quarter subsequent to achieving 30 days of service. Company matching contributions are made after completion of one year of service. The Company may make a matching contribution equal to a discretionary percentage of the Participants' salary reductions. The Company contributed 50 percent of the first 8 percent per pay period for the years ended December 31, 2003, 2002, and 2001. Participants direct the investment of all contributions into various options offered by the 401K Plan. The Company incurred expense of approximately $268, $274, and $234 in each year, respectively.

13. Impairment of Assets and Asset Held for Sale

        As of December 31, 2003, the Company had one operating property at 720 Frontenac, Naperville, IL and two land parcels under contract. The Naperville operating property and 0.26 acres of land at the Company's development at the corner of California Avenue and the I-290 expressway in Chicago, IL went under contract for sale in the fourth quarter of 2003. The other land parcel under contract was for 11.85 acres in Naperville and went under contract in the fourth quarter of 2002 (a portion of the 64 acres mentioned below). Net income (property revenues less real estate taxes, property operating and leasing expenses, property specific interest expense and depreciation and amortization) related to these properties held for sale was $180, $154 and $152 for the years ended December 31, 2003, 2002 and 2001, respectively.

        At December 31, 2002, CenterPoint had 62.5% of its tenancy in common interest in the 621 acre rail yard leased to the BNSF under contract to sell and therefore, held for sale. The sale was completed in 2003. Net income (loss) (property revenues less real estate taxes, property operating and leasing expenses, property specific interest expense and depreciation and amortization) related to this property held for sale was $1,120 and ($599) for the years ended December 31, 2002 and 2001, respectively. There was no operating activity for this property in prior periods.

        Also, at December 31, 2002, the Company has 64 acres of land held for sale, located in a retail and commercial district of Naperville, Illinois which went under contract for sale in the fourth quarter of 2002. Since the carrying value of this land was greater than the expected net sales proceeds, the Company recorded a $1,228 impairment of this asset in accordance with FAS No. 144. The decline in value is attributable to weakening market conditions for retail land, the expected use for the land. This property, purchased in 2002, had no net income in any periods presented. The Company completed the sale of all but 11.85 acres of this property in 2003.

        There can be no assurance that any properties held for sale will be sold.

14. Discontinued Operations

        The Company's results of operations include the operating results of both properties disposed and properties held for future sale. For the periods presented, the Company included all of the results of operations from the 34 operating properties disposed since January 1, 2002 and all properties held for sale as of December 31, 2003 in discontinued operations, income from discontinued operations, net of tax. The following table summarizes the operating results from these properties for the three years ended December 31, 2003:

	Three Months Ended September 30,
	2003	2002	2001
Discontinued operations:
Total revenues	$9,708	$12,694	$12,733
Operating expenses and income taxes	(6,061)	(8,733)	(6,344)

Income (loss) from discontinued operations, net of tax	$3,647	$3,961	$6,389

15. Income Taxes

        In 2003, 2002 and 2001, because CenterPoint qualified as a REIT and distributed all of its taxable ordinary and capital gain net income, it incurred no federal income tax liability. The differences between taxable income as reported on CenterPoint's tax return (estimated 2003 and actual 2002 and 2001) and consolidated net income are reported here as follows:

	2003 Estimate	2002 Actual	2001 Actual
Net income	$78,056	$75,392	$27,997
Less: (Net income) loss of CRS, Taxable REIT subsidiary, included above	(1,224)	(5,438)	(1,759)

Net income from REIT operations	76,832	69,954	26,238
Add: Impairment of asset held for sale	—	1,228	37,994
Less: Straight-line rent (excluding CRS)	(3,471)	(1,818)	(4,368)
Less: Cumulative effect of change in accounting principle	(6,528)	—	—
Add: Book depreciation and amortization (excluding CRS)	35,925	32,831	33,966
Less: Tax depreciation and amortization	(26,952)	(26,846)	(26,897)
Less: Book gain on sale of real estate (excluding CRS)	(41,600)	(37,969)	(24,994)
Add: Tax (loss) gain on sale of real estate	16,329	(26,237)	10,638
Add / (less): Other book/tax differences, net	9,944	(1,242)	2,636

Taxable income before adjustments	60,479	9,901	55,213
Less: Capital gains	—	—	(9,873)

Taxable ordinary income before adjustments subject to 90%	$60,479	$9,901	$45,340

        For income tax purposes, distributions paid to common shareholders consist of ordinary income, return of capital and capital gains if applicable. For the three years ended December 31, 2003, CenterPoint's dividends per share were taxable as follows:

	Year Ended December 31,
	2003		2002		2001
Ordinary income	$2.43	100.0%	$0.01	0.4%	$1.62	77.1%
Return of capital	—	0.0%	2.30	99.6%	—	0.0%
Capital gains	—	0.0%	—	0.0%	0.31	14.8%
Unrecaptured Section 1250 gains	—	0.0%	—	0.0%	0.17	8.1%

	$2.43	100.0%	$2.31	100.0%	$2.10	100.0%

        The components of income tax (expense) benefit are as follows:

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$(1,272)	$(1,380)	$(426)
State	(208)	(56)	(99)
Deferred:
Federal	(488)	(1,472)	(499)
State	(57)	(341)	(115)

	$(2,025)	$(3,249)	$(1,139)

        Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31, 2003 and December 31, 2002:

	Years Ended December 31,
	2003	2002	2001
Fixed assets	$(2,989)	$(2,531)	$295
Intangible assets	382	293	207
Investment in partnerships	(10)	(532)	(1,064)
Accrued expenses	79	127	58
Prepaid rents	34	45	64
Straight-line rent	(130)	(146)	(123)
Disallowed interest	1,104	1,759	1,391

Net deferred tax asset/(liability)	$(1,530)	$(985)	$828

        The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 reconcile to the Company's components of income tax expense for the periods presented as follows:

	Years Ended December 31,
	2003	2002	2001
Tax (expense) benefit associated with income from operations on sold properties which is included in discontinued operations	$(411)	$(282)	$28
Tax (expense) benefit associated with gains and losses on the sale of real estate which is included in discontinued operations	(453)	(292)	—
Tax (expense) benefit associated with gains and losses on the sale of real estate	(50)	(1,302)	(1,861)
Provision for income tax (expense) benefit	(1,111)	(1,373)	694

Income tax expense	$(2,025)	$(3,249)	$(1,139)

        The income tax expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before cumulative effect of change in accounting principle as follows:

	Years Ended December 31,
	2003	2002	2001
Tax benefit (expense) at federal rate	$(1,105)	$(2,954)	$(985)
State tax benefit (expense), net of net of Federal benefit (expense)	(174)	(262)	(140)
Tax exempt interest, at federal rate	264	237	—
Disallowed interest expense	(615)	—	—
Gain on sale of real estate	(127)	(364)	—
Other	(268)	94	(14)

	$(2,025)	$(3,249)	$(1,139)

16. Future Rental Revenues

        Under existing noncancelable operating lease agreements as of December 31, 2003, tenants of the warehouse and other industrial properties are committed to pay in aggregate the following minimum rentals:

2004	$100,473
2005	87,062
2006	75,098
2007	64,231
2008	52,156
Thereafter	183,094

Total	$562,114

17. Supplemental Information to Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
Supplemental disclosure of cash flow information:
Interest paid, net of interest capitalized	$25,563	$25,283	$31,190
Interest capitalized	8,569	8,444	7,154
Dividends declared, not paid	—	1,060	1,060

        In conjunction with the property acquisitions, the Company assumed the following assets and liabilities:

Purchase of real estate	$(127,901)	$(129,247)	$(69,899)
Mortgage notes payable	—	13,810	800
Tax-exempt debt	—	3,530	—
Liabilities, net of other assets	(2,694)	1,847	2,230

Acquisition of real estate	$(130,595)	$(110,060)	$(66,869)

        In conjunction with the property dispositions, the Company disposed of the following assets and liabilities:

Disposal of real estate	$147,286	$194,212	$122,672
Recognition of TIF Developer Note receivable	(14,994)	—	—
Mortgage notes payable assumed by buyers	(55,992)	(33,737)	(21,332)
Mortgage financing provided to buyers	(3,482)	(9,029)	(14,642)
Net other assets (liabilities) assumed by buyers	711	11,754	(5,737)

Disposition of real estate	$73,529	$163,200	$80,961

        In 2003, the Company recorded charges to preferred dividends relating to the original offering cost of preferred share issuances that were redeemed totaling $3,288, in accordance with EITF Topic D-42 (see Note 2 for more information).

        In conjunction with the Company's initial and subsequent contributions of land to CMC in 2002, the Company reclassified $5,743 in land basis to investment and advances to affiliates.

        As part of the November 18, 2003 and June 4, 2002 early vesting of stock grants mentioned in Note 11, the Company withheld shares (based on employees' elections) with a fair value of $3,503 and $1,044 in order to pay employee related taxes based on the statutory rate, respectively. These shares were retired.

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

$151

18. Related Party Transactions

        The Company earned fees from the Venture totaling $2,344, $503 and $752 for acquisitions, administrative services and for property management services for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, 2002 and 2001, the Company had $126, $104 and $165 receivable for these fees.

        One of the properties disposed of in the first quarter of 2002 was sold to a trustee of the Company for a total sales price of $8,235 and a gain of $2,854. The sale was approved by a unanimous vote from the remaining trustees based on the advantages of the sale to the Company. The sale price was greater than the value of the property established by an independent appraisal.

        Of the 28 properties acquired in 2002, 15 were purchased for $44,435 from CalEast Industrial Investors, LLC, with which CenterPoint also has a joint venture (CenterPoint Venture LLC, which is described in Note 5 below).

        During 2001, the Company negotiated the securitization of the BNSF land lease for a portion of CIC using Legg Mason, an investment banking firm that employs a Trustee of the Company. The Company believes this relationship does not compromise the Trustee's independence.

        During 2001, the Company purchased a warehouse and other industrial property and assumed its debt with LaSalle Bank totaling $3,100. A Company Trustee is also the Chairman, President and Chief Executive of LaSalle Bank. The Company believes this relationship does not compromise the Trustee's independence.

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

        The Company is involved in recovery efforts under the terms of its commercial office lease with HALO, who claimed bankruptcy in July of 2001. The Company is pursuing a claim in bankruptcy for the value of the HALO lease, which is approximately $28,000. The Company is uncertain as to the collectibility of the claim and has therefore not recorded any further recovery in excess of the Company's accounts receivable balances ($3,055).

        The Company has entered into several contracts for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.

        At December 31, 2003, four of the properties owned are subject to purchase options held by certain tenants. The purchase options are exercisable at various intervals through 2027 for amounts that are greater than the net book value of the assets.

20. Subsequent Events

        On January 22, 2004, the Company completed the sale of $48,000 of CIC developer notes (described in Note 6). These 10% tax exempt developer notes represent a portion of those issued by Elwood, Illinois, to reimburse the Company for infrastructure and other costs it incurred in connection with the redevelopment of the former Joliet Arsenal into CIC. Net proceeds from this developer note sale of $42,024 were used to repay a portion of the Company's unsecured line of credit. At the time of the sale, the Company had $14,994 of developer notes recognized based on the accounting principles followed, described in Note 6. Accordingly, developer notes recognized for financial reporting purposes as of the date of sale were given sales treatment in accordance with the FASB's Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The excess proceeds received over the amount of developer notes recognized for financial reporting purposes as of the date of the sale have been recorded as a liability.

        On March 3, 2003, the Company completed the sale of 90% of its interest in CMC to CalEast CMC Holding LLC for $40,641. The Company continues to act as a property manager for the properties.

21. Quarterly Financial Highlights (Unaudited)

        The following table reflects the results of operations for the Company during the four quarters of 2003 (dollars in thousands, except unit and per share data). The previously reported results of operations for the quarters ended March 31, June 30, and September 30, 2003 have been adjusted as follows:

  •
  FAS No. 144. In accordance with FAS No. 144, the results of operations for each of the quarters presented above have been adjusted from their originally reported value to reflect the reclassification of the results of operations for every operating property sold in 2003 to income from operations of sold properties from discontinued operations. The reclassification has no effect on net income available to common shareholders or net income available to common shareholders per share.

  •
  EITF Topic D-42. In accordance with EITF Topic D-42, as discussed in Note 2, the Company has changed its accounting for the original offering costs upon the redemption of its Series A Preferred Shares, which were redeemed on May 6, 2003. In accordance with generally accepted accounting principles at the time, the Company recorded the write-off of original offering costs against retained earnings. Subsequently, after applying EITF D-42, net income available to common shareholders for the quarter ended June 30, 2003 has been reduced by $3,101 because the offering costs were reclassified as preferred dividends on the Company's statement of operations as of the redemption date.

  •
  Cumulative effect of change in accounting principle. As mentioned in Note 7 and Note 6, the Company's change in accounting principle has been applied retroactively to January 1, 2003.

    The previously reported first three quarters of 2003 have been revised to reflect the impact of this change in accounting principle.

	Quarter ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total revenues	$39,819	$39,142	$41,503	$40,957
Income from continuing operations	9,521	8,827	9,736	3,843
Discontinued operations
Gain on sale, net of tax	11,454	6,040	6,248	13,044
Income from operations of sold properties, net of tax	861	1,055	1,080	651
Gain on sale of real estate, net of tax	—	2,915	2,084	697
Cummulative effect of change in accounting principle	6,528	—	—	—
Preferred dividends	(2,523)	(4,996)	(1,158)	(922)
Net income available to common shareholders	25,842	13,841	17,990	17,313
Basic EPS:
Income available to common shareholders from continuing operations	$0.30	$0.29	$0.46	$0.16
Discontinued operations	0.54	0.31	0.32	0.59
Cumulative effect of change in accounting principle	0.28	—	—	—

Net income available to common shareholders	$1.12	$0.60	$0.78	$0.75

Diluted EPS:
Income available to common shareholders from continuing operations	$0.30	$0.29	$0.45	$0.15
Discontinued operations	0.51	0.30	0.31	0.57
Cumulative effect of change in accounting principle	0.28	—	—	—

Net income available to common shareholders	$1.09	$0.59	$0.76	$0.72

Distributions per common share	$0.6075	$0.6075	$0.6075	$0.6075

        The following table reconciles the previously reported net income available to common shareholders to the revised net income available to common shareholders (dollars in thousands, except unit and per share data):

	Quarter ended
	March 31, 2003	June 30, 2003	September 30, 2003
Net income available to common shareholders as previously reported	$15,677	$14,130	$17,654
Effect of reclassification of Series A Preferred offering costs	—	(3,101)	—
2003 effect of change in accounting pronciple	3,637	(289)	336
Cummulative effect of accounting principle	6,528	—	—

Net income available to common shareholder as revised	$25,842	$13,841	$17,990

Basic EPS:
Net income available to common shareholders as prevously reported	$0.68	$0.75	$0.77
Effect of reclassification of Series A Preferred offering costs	—	(0.14)	—
2003 effect of change in accounting pronciple	0.16	(0.01)	0.01
Cummulative effect of accounting principle	0.28	—	—

Net income available to common shareholders as reivsed	$1.12	$0.60	$0.78

Diluted EPS as previously reported:
Net income available to common shareholders as prevously reported	$0.66	$0.73	$0.74
Effect of reclassification of Series A Preferred offering costs	—	(0.13)	—
2003 effect of change in accounting pronciple	0.15	(0.01)	0.02
Cummulative effect of accounting principle	0.28	—	—

Net income available to common shareholders as reivsed	$1.09	$0.59	$0.76

        The following table reflects the results of operations for the Company during the four quarters of 2002 (dollars in thousands, except unit and per share data). The previously reported results of operations for the four quarters of 2002 have been adjusted to reflect the impact of FAS No. 144. All operating properties sold since January 1, 2002 have been reclassified to income from operations of sold properties in discontinued operations.

	Quarter ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Total revenues	$35,286	$35,513	$42,052	$36,881
Income from continuing operations	4,923	6,692	11,877	5,078
Discontinued operations
Gain on sale, net of tax	6,933	8,568	2,157	12,241
Income from operations of sold properties, net of tax	1,653	1,264	(34)	1,077
Gain on sale of real estate, net of tax	3,916	3,534	4,393	1,118
Preferred dividends	(2,523)	(2,523)	(2,523)	(2,523)
Net income available to common shareholders	14,903	17,536	15,871	16,992
Basic EPS:
Income available to common shareholders from continuing operations	$0.28	$0.34	$0.60	$0.16
Discontinued operations	0.37	0.43	0.10	0.58

Net income available to common shareholders	$0.65	$0.77	$0.70	$0.74

Diluted EPS:
Income available to common shareholders from continuing operations	$0.27	$0.33	$0.59	$0.16
Discontinued operations	0.37	0.42	0.09	0.56

Net income available to common shareholders	$0.64	$0.75	$0.68	$0.72

Distributions per common share	$0.5775	$0.5775	$0.5775	$0.5775

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Trustees and Shareholders of
CenterPoint Properties Trust

        Our audits of the consolidated financial statements referred to in our report dated March 8, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

        As discussed in Note 6 to the consolidated financial statements, effective January 1, 2003, the Company changed its accounting policy related to certain developer notes receivable. As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                      /s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 8, 2004

SCHEDULE II

CENTERPOINT PROPERTIES TRUST

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Description	Beginning Balance	Charge to cost and Expenses	Recoveries	Deductions(a)	Ending Balance
For year ended December 31, 2003:
Allowance for doubtful accounts	$1,318	$1,322	$—	($935)	$1,705

For year ended December 31, 2002:
Allowance for doubtful accounts	$1,617	$1,137	$—	$(1,436)	$1,318

For year ended December 31, 2001:
Allowance for doubtful accounts	$505	$1,439	$—	$(327)	$1,617

NOTE: (a)	Deductions represent the write-off of accounts receivable against the allowance for doubtful accounts.

Schedule III
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2003

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
Warehouse/industrial properties:
425 West 151st Street East Chicago, IN		$252	$1,805	$33	$6,109	$1,155	$285	$9,069	$9,354	$(4,469)	1913/1988-1990	1987	(f	)
201 Mississippi Street Gary, IN		807	9,948	278	24,761		1,085	34,709	35,794	(15,948)	1946/1985-1988	1985	(f	)
1201 Lunt Avenue Elk Grove Village, IL		57	146	1	40		58	186	244	(51)	1971	1993	(f	)
620 Butterfield Road Mundelein, IL		335	1,974	61	382		396	2,356	2,752	(702)	1990	1993	(f	)
1319 Marquette Drive Romeoville, IL		948	2,530		294		948	2,824	3,772	(849)	1990-1991	1993	(f	)
900 E. 103rd Street Chicago, IL		2,226	10,693		9,071		2,226	19,764	21,990	(5,570)	1910	1993	(f	)
1850 Greenleaf Elk Grove Village, IL		509	1,386		410		509	1,796	2,305	(524)	1965	1993	(f	)
5990 Touhy Avenue Niles, IL		2,047	8,509		3,189		2,047	11,698	13,745	(3,179)	1957	1993	(f	)
1400 Busse Road Elk Grove Village, IL		439	5,719		495		439	6,214	6,653	(2,375)	1987	1993	(f	)
1250 Carolina Drive West Chicago, IL		583	3,836		217		583	4,053	4,636	(1,293)	1989-1990	1993	(f	)
5619 West 115th Street Alsip, IL		2,267	12,169		2,127		2,267	14,296	16,563	(4,452)	1974	1993	(f	)
825 Tollgate Road Elgin, IL		712	3,584		198		712	3,782	4,494	(1,175)	1989-1991	1993	(f	)
820 Frontenac Naperville, IL		906	3,626		218		906	3,844	4,750	(1,206)	1988	1993	(f	)
1510 Frontenac Naperville, IL		621	2,485	16	100		637	2,585	3,222	(820)	1986	1993	(f	)
1020 Frontenac Naperville, IL		591	2,363	11	497		602	2,860	3,462	(864)	1980	1993	(f	)
1560 Frontenac Naperville, IL		508	2,034	12	220		520	2,254	2,774	(705)	1987	1993	(f	)
920 Frontenac Naperville, IL		717	2,367		620		717	2,987	3,704	(909)	1987	1993	(f	)
900 W. University Drive Arlington Heights, IL		817	3,268	17	96		834	3,364	4,198	(1,013)	1974	1994	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
745 Birginal Drive Bensenville, IL		601	2,406	1	504		602	2,910	3,512	(836)	1974	1994	(f	)
21399 Torrence Avenue Sauk Village, IL		1,550	6,199	565	707		2,115	6,906	9,021	(2,056)	1987	1994	(f	)
2600 N. Elmhurst Road Elk Grove Village, IL.		842	3,366	1	46		843	3,412	4,255	(951)	1995	1995	(f	)
8901 W. 102nd Street Pleasant Prairie, WI		900	3,608		51		900	3,659	4,559	(1,066)	1990	1994	(f	)
8200 100th Street Pleasant Prairie, WI		1,220	4,890		37		1,220	4,927	6,147	(1,442)	1990	1994	(f	)
10601 Seymour Avenue Franklin Park, IL		2,020	8,081	184	13,642		2,204	21,723	23,927	(4,578)	1963/1965	1995	(f	)
11701 South Central Alsip, IL		1,241	4,964	22	1,474		1,263	6,438	7,701	(1,589)	1972	1995	(f	)
11601 South Central Alsip, IL		1,071	4,285	53	1,651		1,124	5,936	7,060	(1,396)	1971	1995	(f	)
850 Arthur Avenue Elk Grove Village, IL		270	1,081	2	689		272	1,770	2,042	(382)	1972/1973	1995	(f	)
1827 North Bendix Drive South Bend, IN		1,010	4,040	24	190		1,034	4,230	5,264	(1,079)	1964/1990	1995	(f	)
4400 S. Kolmar Chicago, IL		603	2,412	9	746		612	3,158	3,770	(707)	1964	1995	(f	)
6600 River Road Hodgkins, IL		2,640	10,562	47	932		2,687	11,494	14,181	(2,770)	Unknown	1996	(f	)
7501 N. 81st Street Milwaukee, WI		1,018	4,073	24	83		1,042	4,156	5,198	(1,005)	1987	1996	(f	)
1100 Chase Avenue Elk Grove Village, IL		248	993	7	313		255	1,306	1,561	(325)	1969	1996	(f	)
2553 N. Edgington Franklin Park, IL		1,870	7,481	67	2,296		1,937	9,777	11,714	(2,176)	1967/1989	1996	(f	)
875 Fargo Avenue Elk Grove Village, IL		572	2,284	14	1,078		586	3,362	3,948	(797)	1979	1996	(f	)
1800 Bruning Drive Itasca, IL		1,999	7,995	(1,193)	(7,995)		806	—	806	—	1975/1978	1996	(f	)
1501 Pratt Avenue Elk Grove Village, IL		1,047	4,189	72	2,234		1,119	6,423	7,542	(1,125)	1973	1996	(f	)
400 N. Wolf Road Northlake, IL		4,504	18,017	(996)	14,553		3,508	32,570	36,078	(6,547)	1956/1965	1996	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
425 South 37th Avenue St. Charles, IL		644	2,575	7	260		651	2,835	3,486	(645)	1976	1996	(f	)
3145 Central Avenue Waukegan, IL		1,270	5,080	20	2,515		1,290	7,595	8,885	(1,546)	1960	1997	(f	)
2003-2207 South 114th Street West Allis, WI		942	3,770	7	290		949	4,060	5,009	(852)	1965/1966	1997	(f	)
2801 S. Busse Road Elk Grove Village, IL		1,875	7,556	12	601	107	1,887	8,264	10,151	(1,768)	1997	1997	(f	)
7447 South Central Avenue Bedford Park, IL		437	1,748	8	204		445	1,952	2,397	(389)	1980	1997	(f	)
7525 S. Sayre Avenue Bedford Park, IL		587	2,345	5	889		592	3,234	3,826	(595)	1980	1997	(f	)
1 Allsteel Drive Aurora, IL		2,458	9,832	(252)	9,633		2,206	19,465	21,671	(3,793)	1957-1967	1997	(f	)
2525 Busse Highway Elk Grove Village, IL		5,400	12,601	(727)	11,913		4,673	24,514	29,187	(4,592)	1975	1997	(f	)
106th and Buffalo Avenue Chicago, IL		248	992	9	771		257	1,763	2,020	(441)	1971	1997	(f	)
2701 S. Busse Road Elk Grove Village, IL		1,875	5,667	4	1,678	255	1,879	7,600	9,479	(1,445)	1997	1997	(f	)
East Avenue and 55th Street McCook, IL		1,190	4,761	943	491		2,133	5,252	7,385	(1,050)	1979	1997	(f	)
6757 S. Sayre Bedford Park, IL		1,236	4,945	7	221		1,243	5,166	6,409	(1,010)	1975	1997	(f	)
1333 Grandview Drive Yorkville, WI		1,516	6,062	5	21		1,521	6,083	7,604	(1,159)	1994	1997	(f	)
2301 Route 30 Plainfield, IL		1,217	4,868	(60)	2,506		1,157	7,374	8,531	(1,295)	1972/1984	1997	(f	)
1796 Sherwin Avenue Des Plaines, IL		944	3,778	12	1,288		956	5,066	6,022	(952)	1964	1997	(f	)
2727 W. Diehl Road Naperville, IL		3,071	14,232	(29)	398		3,042	14,630	17,672	(2,785)	1997	1997	(f	)
O'Hare Express Center—A2 Elk Grove Village, IL		1,097	7,060		340	110	1,097	7,510	8,607	(1,615)	1997	1997	(f	)
O'Hare Express Center—B1 Elk Grove Village, IL		1,682	10,500		1,089	96	1,682	11,685	13,367	(2,647)	1997	1997	(f	)
O'Hare Express—B2 Elk Grove Village, IL		1,618	6,287		5,203	328	1,618	11,818	13,436	(2,381)	1999	1999	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
O'Hare Express—C Elk Grove Village, IL		2,603	12,117		170	50	2,603	12,337	14,940	(1,704)	2000	1999	(f	)
2021 Lunt Avenue Elk Grove Village, IL		464	1,855	8	168		472	2,023	2,495	(376)	1972	1998	(f	)
200 Champion Dr. North Lake, IL		467	5,645		2,149	87	467	7,881	8,348	(1,098)	1998/2003	1998	(f	)
745 Dillon Drive Wood Dale, IL		645	2,820		95		645	2,915	3,560	(496)	1985/1986	1998	(f	)
4700 Ironwood Drive Franklin, WI		419	3,415	11	53		430	3,468	3,898	(621)	1998	1998	(f	)
2601 Bond Street University Park, IL		380	1,527	8	109		388	1,636	2,024	(278)	1975	1998	(f	)
201 Oakton Des Plaines, IL		838	3,351	8	1,967		846	5,318	6,164	(877)	1984	1998	(f	)
3601 Runge Avenue Franklin Park, IL		541	2,180	3	217		544	2,397	2,941	(403)	1962	1998	(f	)
3400 N. Powell Franklin Park, IL		812	3,277	3	51		815	3,328	4,143	(579)	1961	1998	(f	)
11440 West Addison Franklin Park, IL		540	2,200	3	187		543	2,387	2,930	(413)	1961	1998	(f	)
3434 N. Powell Franklin Park, IL		429	1,723	3	211		432	1,934	2,366	(352)	1960	1998	(f	)
7633 S. Sayre Bedford Park		167	700	4	99		171	799	970	(130)	1968/1969	1998	(f	)
1999 N. Ruby Franklin Park, IL		402	1,615	3	312		405	1,927	2,332	(323)	1962	1998	(f	)
11550 W. King Drive Franklin Park, IL		320	1,303	3	143		323	1,446	1,769	(246)	1963	1998	(f	)
7201 S. Leamington Bedford Park, IL		340	1,697	(4)	289		336	1,986	2,322	(318)	1958	1998	(f	)
7200 S. Mason Bedford Park, IL		1,037	4,286	3	349		1,040	4,635	5,675	(775)	1974	1998	(f	)
6000 W. 73rd Bedford Park, IL		794	3,190	16	865		810	4,055	4,865	(596)	1974	1998	(f	)
28160 N. Keith Lake Forest, IL		616	2,496	3	75		619	2,571	3,190	(445)	1989	1998	(f	)
28618 N. Ballard Lake Forest, IL		469	1,943	3	76		472	2,019	2,491	(347)	1984	1998	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
11400 W. Melrose Street Franklin Park, IL		168	43	3	11		171	54	225	(45)		1998	(f	)
11801 S. Central Alsip, IL	3,551	1,592	6,367	2	345		1,594	6,712	8,306	(1,136)	1985	1998	(f	)
1808 Swift Dr. Oak Brook, IL		475	2,620	675	13,266		1,150	15,886	17,036	(2,344)	1965/1969/1973	1997	(f	)
5611 W. Mill Road Milwaukee, WI		218	925		89		218	1,014	1,232	(153)	1960	1998	(f	)
100 W. Whitehall Northlake, IL		578	7,791		160	185	578	8,136	8,714	(1,216)	1999	1999	(f	)
10145th Street Munster, IN		1,925	7,700	1	64		1,926	7,764	9,690	(1,198)	1991	1999	(f	)
250 W. 63rd Street Westmont, IL		188	751		24		188	775	963	(115)	1967	1999	(f	)
22 W 760 Poss Street Glen Ellyn, IL		286	1,145		26		286	1,171	1,457	(173)	1964	1999	(f	)
9714 S. Route 59 Naperville, IL		379	1,517		32		379	1,549	1,928	(229)	1988	1999	(f	)
1000 Swanson Dr. Batavia, IL		211	846		19		211	865	1,076	(128)	1990	1999	(f	)
425 N. Villa Avenue Villa Park, IL		325	1,300		25		325	1,325	1,650	(196)	1996	1999	(f	)
16951 State Street South Holland, IL		397	1,589		46		397	1,635	2,032	(242)	1983	1999	(f	)
1207 S. Greenwood Maywood, IL		10	40		23		10	63	73	(9)	1995	1999	(f	)
1336 W. Monee Rd. Crete, IL		28	112		27		28	139	167	(20)	1974	1999	(f	)
10047 Virginia Avenue Chicago Ridge, IL		240	960		22		240	982	1,222	(144)	1994	1999	(f	)
1140 W. Thorndale Itasca, IL		374	1,497	1	138		375	1,635	2,010	(238)	1984	1999	(f	)
1705-1775 Hubbard Avenue Batavia, IL		234	936		107		234	1,043	1,277	(162)	1985	1999	(f	)
900 Paramount Parkway Batavia, IL		250	1,001	2	32		252	1,033	1,285	(152)	1986	1999	(f	)
902 Paramount Batavia, IL		99	394		38		99	432	531	(66)	1987	1999	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
950 Paramount Parkway Batavia, IL		120	482		45		120	527	647	(78)	1987	1999	(f	)
934 Paramount Parkway Batavia, IL		82	326		23		82	349	431	(52)	1987	1999	(f	)
1243-53 Naperville, Dr. Romeoville, IL		526	2,102		110		526	2,212	2,738	(320)	1994	1999	(f	)
1200 Independence Blvd. Romeoville, IL		342	1,367		225		342	1,592	1,934	(207)	1983	1999	(f	)
1265 Naperville Dr. Romeoville, IL		571	2,285	1	115		572	2,400	2,972	(351)	1996	1999	(f	)
737 Fargo Ave. Elk Grove Village, IL		460	1,841	12	114		472	1,955	2,427	(275)	1975	1999	(f	)
3511 W. Greentree Rd. Milwaukee, WI		540	2,160		390		540	2,550	3,090	(369)	1969-1971	1999	(f	)
951 Fargo Avenue Elk Grove Village, IL		954	2,470		1,594		954	4,064	5,018	(553)	1973	1999	(f	)
6736 W. Washington West Allis, WI		814	3,585	3	101		817	3,686	4,503	(581)	1998	1999	(f	)
301 E. Vienna Milwaukee, WI		1,005	4,022	22	(5)		1,027	4,017	5,044	(572)	1999	1999	(f	)
3602 N. Kennicott Arlington Heights, IL		515	3,735	11	37		526	3,772	4,298	(512)	1999	1999	(f	)
317 W. Lake Street Northlake, IL		2,735	10,940		1,261		2,735	12,201	14,936	(1,634)	1972	1999	(f	)
10801 W. Irving Park Rd Chicago, IL		—	7,553		14	159	—	7,726	7,726	(1,053)	1999	1999	(f	)
3450 W. Touhy Skokie, IL		970	3,881		361		970	4,242	5,212	(559)	1972	1999	(f	)
11100 W. Silver Spring Rd. Milwaukee, WI		986	3,945		48		986	3,993	4,979	(528)	1968	1999	(f	)
875 Diggins Street Harvard, IL		788	3,154	41	525		829	3,679	4,508	(464)	1952	1999	(f	)
3400 West Pratt Lincolnwood, IL		1,638	6,554	22	3,866		1,660	10,420	12,080	(1,253)	1955	1999	(f	)
5200 Proviso Drive Melrose Park, IL		52	208		299		52	507	559	(58)	1982	2000	(f	)
5000 Proviso Drive Melrose Park, IL		2,809	11,236		3,307		2,809	14,543	17,352	(1,577)	1982	2000	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
4700 Proviso Drive Melrose Park, IL		3,168	12,673		663		3,168	13,336	16,504	(1,669)	1982	2000	(f	)
10700 Waveland Avenue Franklin Park, IL		686	2,746		59		686	2,805	3,491	(347)	1973	2000	(f	)
5700 McDermott Berkeley, IL		270	1,080		660		270	1,740	2,010	(362)	1967	2000	(f	)
7000 Monroe Street Willowbrook, IL		1,153	3,013		43		1,153	3,056	4,209	(371)	1999	2000	(f	)
16750 South Vincennes South Holland, IL	3,963	1,178	4,710		380		1,178	5,090	6,268	(605)	1970	2000	(f	)
9700 S. Harlem Ave Bridgeview, IL		576	2,304		41		576	2,345	2,921	(285)	1969	2000	(f	)
1810-1850 Northwestern Ave Gurnee, IL		822	3,289		97		822	3,386	4,208	(408)	1977	2000	(f	)
3841 Swanson Court Gurnee, IL		623	2,493		86		623	2,579	3,202	(316)	1978	2000	(f	)
6600 Industrial Drive Milwaukee, WI		500	2,000		502		500	2,502	3,002	(277)	1973	2000	(f	)
1221 Grandview Parkway Yorkville, WI		660	2,641		12		660	2,653	3,313	(302)	2000	2000	(f	)
8877 Union Center Road West Chester, OH		5,579	37,577		46		5,579	37,623	43,202	(5,375)	1999	2000	(f	)
500 Wall Street Glendale Heights, IL		1,610	6,440		862		1,610	7,302	8,912	(770)	1989	2000	(f	)
600 W. Irving Park Road Bensenville, IL 60106		163	652	2	344		165	996	1,161	(94)	1982	2000	(f	)
145 Tower Road Burr Ridge, IL		463	1,851		353		463	2,204	2,667	(205)	1968	2000	(f	)
1311 Meacham Avenue Itasca, IL		990	3,960		666		990	4,626	5,616	(422)	1980	2001	(f	)
7620 South 10th Street Oak Creek, WI	1,978	620	2,480	20	760		640	3,240	3,880	(275)	1970	2001	(f	)
2900 S. 160th Street New Berlin, WI		1,070	4,280		567		1,070	4,847	5,917	(381)	1972/1974/1978	2001	(f	)
8100 100th Street Pleasant Prairie, WI		348	1,395		17		348	1,412	1,760	(116)	1991	2001	(f	)
6510 W. 73rd Street Bedford Park, IL		1,592	6,369		405		1,592	6,774	8,366	(528)	1974/1980	2001	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
250 Mannheim Road Northlake, IL		1,184	4,814		314		1,184	5,128	6,312	(610)	1970	2001	(f	)
800-850 Regency Drive Glendale Heights, IL		572	2,288		668		572	2,956	3,528	(156)	1987	2001	(f	)
7020 Parkland Court Milwaukee, WI		730	2,924		194		730	3,118	3,848	(194)	1979	2001	(f	)
7025 Parkland Court Milwaukee, WI		1,376	5,505		(146)		1,376	5,359	6,735	(365)	1973	2001	(f	)
315 West Edgerton Milwaukee, WI		510	2,043		162		510	2,205	2,715	(139)	1971	2001	(f	)
5211 South 3rd Street Milwaukee, WI		2,390	9,563		(270)		2,390	9,293	11,683	(636)	1973	2001	(f	)
7475 South 6th Street Oak Creek, WI		845	3,384		66		845	3,450	4,295	(225)	1970	2001	(f	)
1111 Bowes Road Elgin, IL		1,099	4,395	10	(252)		1,109	4,143	5,252	(268)	1994	2002	(f	)
222 Hartrey Avenue Evanston, IL		510	2,039		90		510	2,129	2,639	(106)	1955/1961	2002	(f	)
2401 Brummel Place Evanston, IL		417	1,668		86		417	1,754	2,171	(87)	1950/1997	2002	(f	)
4930 South 2nd Street Milwaukee, WI		322	1,287		179		322	1,466	1,788	(69)	1972	2002	(f	)
4950 South 2nd Street Milwaukee, WI		121	485		60		121	545	666	(26)	1973	2002	(f	)
4960 South 2nd Street Milwaukee, WI		138	552		102		138	654	792	(29)	1971	2002	(f	)
5140 South 3rd Street Milwaukee, WI		110	438		172		110	610	720	(27)	1978	2002	(f	)
5144 South 3rd Street Milwaukee, WI		128	512		21		128	533	661	(26)	1972	2002	(f	)
5315 South 3rd Street Milwaukee, WI		616	2,462		14		616	2,476	3,092	(124)	1979	2002	(f	)
5319 South 3rd Street Milwaukee, WI		849	3,395		(153)		849	3,242	4,091	(171)	1980	2002	(f	)
5110 South 6th Street Milwaukee, WI		646	2,582		(149)		646	2,433	3,079	(130)	1972	2002	(f	)
4903-07 S. Howell Street Milwaukee, WI		162	650		136		162	786	948	(34)	1977	2002	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances(e)		Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
4965 S. Howell Street Milwaukee, WI			222	890		235		222	1,125	1,347	(45)	1976	2002	(f	)
5050 South 2nd Street Milwaukee, WI			417	1,666		(84)		417	1,582	1,999	(84)	1970	2002	(f	)
525 West Marquette Oak Creek, WI			654	2,618		330		654	2,948	3,602	(134)	1979	2002	(f	)
300 West Edgerton Milwaukee, WI			371	1,484		(62)		371	1,422	1,793	(78)	1970	2002	(f	)
5170-5250 S. 6th Street Milwaukee, WI			1,261	5,045		(377)		1,261	4,668	5,929	(254)	1997	2002	(f	)
W165 N5830 Ridgewood Menomonee Falls, WI			2,870	11,479		(966)		2,870	10,513	13,383	(575)	1996	2002	(f	)
800 Hilltop Drive Itasca, IL			396	1,585		452		396	2,037	2,433	(80)	1968	2002	(f	)
325 Marmon Drive Bolingbrook, IL			1,314	5,255		57		1,314	5,312	6,626	(224)	1989	2002	(f	)
7330 Santa Fe Drive Hodgkins, IL			1,214	4,856		208		1,214	5,064	6,278	(185)	1979	2002	(f	)
2400 Commerce Drive Libertyville, IL			689	2,755		142		689	2,897	3,586	(107)	1994	2002	(f	)
4200 Victoria Street Chicago, IL			207	828		47		207	875	1,082	(32)	1960	2002	(f	)
3740 Hawthorne Lane Waukegan, IL	13,193	(g)	246	986		38		246	1,024	1,270	(34)	1977	2002	(f	)
3801 Hawthorne Lane Waukegan, IL		(g)	1,163	4,652		(270)		1,163	4,382	5,545	(160)	1972	2002	(f	)
500 Country Club Drive Bensenville, IL		(g)	1,529	6,117		(418)		1,529	5,699	7,228	(210)	1974	2002	(f	)
6333 West Douglas Milwaukee, WI			141	564		115		141	679	820	(69)	1970	2000	(f	)
333 Northwest Avenue Northlake, IL			560	2,239	(27)	1,530		533	3,769	4,302	(264)	1968	2001	(f	)
505 Rail Road Avenue Northlake, IL			1,530	6,121	24	752		1,554	6,873	8,427	(528)	1965/1988	2001	(f	)
1750 S. Lincoln Drive Freeport, IL						12,493	37		12,530	12,530	(983)	2001	2001	(f	)
625 Willowbrook Court Willowbrook, IL			487			5,430	97	487	5,527	6,014	(517)	2001	2001	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
515 Factory Road Addison, IL		176	704		111		176	815	991	(15)	1965	2003	(f	)
13040 South Pulaski Avenue Alsip, IL		1,980	7,921		(636)		1,980	7,285	9,265	(166)	1976	2003	(f	)
1901 Chicory Road Mount Pleasant, WI		723	2,892		26		723	2,918	3,641	(67)	1970	2003	(f	)
10 East Golf Road Des Plaines, IL		486	1,946		52		486	1,998	2,484	(53)	1978	2003	(f	)
7000 North Austin Avenue Niles, IL		390	1,562		80		390	1,642	2,032	(48)	1981	2003	(f	)
800 Albion Avenue Schaumburg, IL		731	2,925		576		731	3,501	4,232	(32)	1976	2003	(f	)
1725 Delaney Gurnee, IL		197	789		32		197	821	1,018	(34)	1960	2003	(f	)
955 Pratt Blvd. Elk Grove Village, IL		851	3,403		258		851	3,661	4,512	(41)	1972	2003	(f	)
7500 North Caldwell Niles, IL		585	2,341		41		585	2,382	2,967	(38)	1971	2003	(f	)
2200 Channahon Road Bldg A&B Joliet, IL		8,746	34,985		124		8,746	35,109	43,855	—	1950/2003	2003	(f	)
2200 Channahon Road Bldg C Joliet, IL		1,788	7,152		124		1,788	7,276	9,064	—	1950	2003	(f	)
2200 Channahon Road Bldg D Joliet, IL		931	3,724		125		931	3,849	4,780	—	1950	2003	(f	)
2200 Channahon Road Bldg E Joliet, IL		1,758	7,033		124		1,758	7,157	8,915	—	1950	2003	(f	)
21561 West Drmmund Road Elwood, IL		1,580	9,414				1,580	9,414	10,994	(279)	2002	2003	(f	)
26416-26634 Center Point Dr Elwood, IL		2,512	13,583				2,512	13,583	16,095	(452)	2002	2002	(f	)
2800 Henkle Drive Lebanon, OH			4,061		70			4,131	4,131	(617)	1994/1995/1997	2000	(f	)
3620 Swenson Avenue St. Charles, IL		378	1,517		25		378	1,542	1,920	(215)	1988/1992/1995	2000	(f	)
7750 Industrial Drive Forest Park, IL		360	1,534		167		360	1,701	2,061	(212)	1973	2000	(f	)
1 North Bridge Street Gary, IN		593	1,817	590	1,376		1,183	3,193	4,376	(360)	1967/1989/1994	1999	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
11601 Touhy Avenue Elk Grove Village, IL			11,523		447	15		11,985	11,985	(1)	2003	2003	(f	)

Land Held for Construction in progress:
5480 W. 70th Bedford Park, IL		475		3			478		478
Caterpiller Land Joliet, IL		3,579					3,579		3,579
Diehl Road Naperville, IL		3,107		54			3,161		3,161
McCook land held for development McCook, IL				5,362			5,362		5,362

Construction in progress:
Naperville Land Naperville, IL					13,937	1,393		15,330	15,330
Kennay Land Rochelle, IL					5,423	257		5,680	5,680
O'Hare Express C-2 Chicago, IL					34	4		38	38
First Avenue & Joliet Road McCook, IL					17,816	799		18,615	18,615
21561 Mississippi St.—Expansion Elwood, IL					3,035	16		3,051	3,051
27413 South Baseline Rd Elwood, IL					11,875	87		11,962	11,962
166th & Kilbourn Oak Forest, IL					1,549	4		1,553	1,553
21705-21707 West Mississippi Elwood, IL					6,350	10		6,360	6,360
O'Hare Express North — Infrastructure Chicago, IL					4,866	274		5,140	5,140

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
O'Hare Express North—Building #3 Chicago, IL					2,762	—		2,762	2,762
O'Hare Express North—Building #5 Chicago, IL					167	—		167	167
Center Point Intermodal Center Elwood, IL					57,022	17,755		74,777	74,777
27415 South Industrial Park Dr Elwood, IL					2,731	42		2,773	2,773
California & I-290 Expressway Chicago, IL					1,578	340		1,918	1,918
Retail properties:
100 Old McHenry Road Wheeling, IL		482	2,152		129		482	2,281	2,763	(862)	1989-1990	1993	(f	)
351 N. Rohlwing Road Itasca, IL		81	464	1			82	464	546	(148)	1989	1993	(f	)
Offices of the management
Company
Oak Brook, IL		675	15,918	(524)	(5,952)	513	151	10,479	10,630	(7,424)			(f	)

Subtotals	$22,685	$189,273	$812,190	$5,692	$311,045	$24,174	$194,965	$1,147,409	$1,342,374	$(169,387)
Real estate held for sale:
720 Frontenac Naperville, IL		1,014	4,055	22	673		1,036	4,728	5,764	(1,369)
California & I-290 Expressway Chicago, IL			26					26	26
Naperville Land Naperville, IL					1,881			1,881	1,881

Totals	$22,685	$190,287	$816,271	$5,714	$313,599	$24,174	$196,001	$1,154,044	$1,350,045	$(170,756)

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

SCHEDULE III (Continued)

(Dollars in thousands)

Notes to Schedule III:

(a)
Initial cost for each respective property is the total acquisition costs associated with its purchase.

(b)
Carrying costs consist of capitalized construction period interest, taxes and insurance.

(c)
At December 31, 2003, the aggregate cost of land and buildings and equipment for Federal income tax purposes was approximately $1,212,536.

(d)
Reconciliation of real estate and accumulated depreciation, including assets held for development:

Reconciliation of Real Estate

	Year Ended December 31,
	2003	2002	2001
Balance at the beginning of year	$1,267,741	$1,220,455	$1,112,153
Additions	193,451	206,221	258,925
Impairment of asset		(1,228)	(40,000)
Dispositions and asset write-off	(111,147)	(157,707)	(110,623)

Balance at close of year	$1,350,045	$1,267,741	$1,220,455

Reconciliation of Accumulated Depreciation and Amortization

	Year Ended December 31,
	2003	2002	2001
Balance at beginning of year	$143,587	$120,223	$109,020
Depreciation and amortization	33,512	31,314	32,470
Impairment of asset			(2,006)
Acquisition of CRS			702
Dispositions and asset write-off	(6,343)	(7,950)	(19,963)

Balance at close of year	$170,756	$143,587	$120,223

(e)
See description of encumbrances in Note 9 to Consolidated Financial Statements.

(f)
Depreciation is computed based upon the following estimated lives:

Buildings, improvements and carrying costs	31.5 to 40 years
Land improvements	15 years
Furniture, fixtures and equipment	4 to 15 years
(g)
These three properties collateralize $13,193 of mortgage bonds payable.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CENTERPOINT PROPERTIES TRUST INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT AUDITORS
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except for share information)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except for share information)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except for per share data)
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES
  SCHEDULE II
CENTERPOINT PROPERTIES TRUST VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES SCHEDULE III (Continued) (Dollars in thousands)