Form 10-Q
period 2004-03-31
CENTERPOINT PROPERTIES TRUST
filed 2004-05-07
CIK 912893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-12630

CENTERPOINT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	36-3910279
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

Indicate the number of Common Shares of Beneficial Interest outstanding as of May 7, 2004:  23,331,909.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	March 31, 2004	December 31, 2003
	(UNAUDITED)
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$200,174	$194,965
Buildings	845,710	824,248
Building Improvements	150,187	148,519
Furniture, fixtures and equipment	24,927	24,516
Construction in progress	151,911	150,126
	1,372,909	1,342,374
Less accumulated depreciation and amortization	(176,756)	(169,387)
Real estate held for sale, net of depreciation	4,351	6,302
Net investment in real estate	1,200,504	1,179,289

Cash and cash equivalents	1,071	231
Restricted cash and cash equivalents	40,393	42,520
Tenant accounts receivable, net	39,118	36,891
Mortgage and other notes receivable	30,176	63,084
Investments in and advances to affiliates	17,710	47,139
Prepaid expenses and other assets	27,702	21,799
Deferred expenses, net	29,974	28,289
	$1,386,648	$1,419,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable and other debt	$57,844	$26,955
Senior unsecured debt	400,000	500,000
Tax-exempt debt	94,210	94,210
Line of credit	267,700	213,700
Accounts payable	10,340	19,707
Accrued expenses	57,541	70,275
Rents received in advance and security deposits	13,652	11,894
	901,287	936,741
Commitments and contingencies
Shareholders’ equity
Series B Convertible Preferred Shares, 945,412 and 983,712 issued and outstanding having a liquidation preference of $50 per share ($47,271) and ($49,186), respectively	1	1
Common Shares of Beneficial Interest, $.001 par value, 50,000,000 shares authorized; 23,478,190 and 23,345,877 issued and outstanding, respectively	23	23
Additional paid-in-capital	540,669	535,072
Retained earnings (deficit)	(36,070)	(37,253)
Other comprehensive income	(5,667)	(5,924)
Unearned compensation - restricted shares	(13,595)	(9,418)
Total shareholders’ equity	485,361	482,501
	$1,386,648	$1,419,242

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

(UNAUDITED)

	Three Month Ended March 31,
	2004	2003
Revenues:
Minimum rents	$31,164	$26,248
Straight line rents	1,034	320
Expense reimbursements	9,888	8,252
Mortgage interest income	323	321
Real estate fee income	1,232	4,101
Total revenue	43,641	39,242

Expenses:
Real estate taxes	9,212	8,183
Property operating and leasing	7,153	6,141
General and administrative	1,922	1,722
Depreciation and amortization	10,300	8,253
Total expenses	28,587	24,299

Other income / (expense)
Interest income	454	779
Interest expense	(7,698)	(5,962)
Amortization of deferred financing costs	(865)	(943)
Total other income / (expense)	(8,109)	(6,126)

Income from continuing operations before income taxes and equity in net income of affiliate	6,945	8,817
Benefit from income tax expense	163	384
Equity in net income of affiliate	621	4
Gain from sale of equity interest	5,851	—

Income from continuing operations	13,580	9,205

Discontinued operations:
Gain on sale, net of tax	6,573	11,454
Income from operations of sold properties, net of tax	202	1,178

Income before cumulative effect of change in accounting principle	20,355	21,837
Cumulative effect of change in accounting principle, net of tax	—	6,528

Net income	20,355	28,365
Preferred dividends	(887)	(2,523)

Net income available to common shareholders	$19,468	$25,842

Basic EPS:
Income available to common shareholders from continuing operations	$0.55	$0.29
Discontinued operations	0.29	0.55
Cumulative effect of change in accounting principle	—	0.28
Net income available to common shareholders	$0.84	$1.12

Diluted EPS:
Income available to common shareholders from continuing operations	$0.53	$0.28
Discontinued operations	0.28	0.53
Cumulative effect of change in accounting principle	—	0.28
Net income available to common shareholders	$0.81	$1.09

Distributions per common share	$0.78	$0.61

Proforma net income assuming new method of accounting for certain developer notes was applied retroactively (see Note 7)	$20,355	$21,837

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003

Net income	$20,355	$28,365

Other comprehensive income:
Amortization of interest rate protection agreement	257	222

Comprehensive income	$20,612	$28,587

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net Income	$20,355	$28,365
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	(6,528)
Bad debts	150	100
Depreciation	9,177	8,323
Amortization of deferred financing costs	865	943
Other amortization	1,252	511
Straight-line rents	(1,051)	(362)
Incentive stock awards	399	464
Equity in net income of affiliates	(621)	(4)
Gain on sale of equity interest	(5,851)	—
Gain on disposal of real estate, net of tax	(6,573)	(11,454)
Net changes in:
Tenant accounts receivable	(1,623)	(892)
Prepaid expenses and other assets	(3,579)	1,489
Rents received in advance and security deposits	1,660	244
Accounts payable and accrued expenses	(13,488)	(14,714)
Net cash provided by operating activities	1,072	6,485

Cash flows from investing activities
Change in restricted cash and cash equivalents	2,128	16,196
Acquisition of real estate	(26,433)	—
Additions to construction in progress	(28,151)	(16,046)
Improvements and additions to properties	(6,283)	(3,023)
Disposition of real estate	19,289	10,255
Disposition of equity interest	38,319	—
Change in deposits on acquisitions	(615)	(872)
Investment in mortgages and notes receivable	—	(78,734)
Repayment of mortgage and other notes receivable	27,262	54,612
Investment in and advances to affiliates	(2,418)	(2,711)
Receivables from affiliates and employees	44	41
Additions to deferred expenses	(924)	(370)
Net cash used in investing activities	22,218	(20,652)

Cash flows from financing activities
Proceeds from sale of common shares	1,021	1,124
Proceeds from issuance of mortgage notes payable and other debt	42,023	—
Proceeds from line of credit	163,000	262,000
Repayment of line of credit	(109,000)	(79,000)
Repayment of mortgage notes payable and other debt	(321)	(366)
Repayment of senior unsecured debt	(100,000)	(150,000)
Distributions - Common	(18,286)	(14,084)
Distributions - Preferred	(887)	(2,523)
Net cash provided by financing activities	(22,450)	17,151
Net change in cash and cash equivalents	840	2,984
Cash and cash equivalents, beginning of period	231	910

Cash and cash equivalents, end of period	$1,071	$3,894

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for share data)

(UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and its subsidiaries (collectively, the “Company”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the December 31, 2003 Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the December 31, 2003 Audited Financial Statements included in the Company’s annual report on Form 10-K and present interim disclosures as required by the SEC.  The accompanying Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim financial statements.

The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.             Recent Pronouncements

On December 24, 2003, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” – an interpretation of ARB 51 (“FIN 46R”) was issued.  FIN 46R includes modifications that have been incorporated directly into the revised FIN 46, rather than into a new interpretation that amends FIN 46.  FIN 46R incorporated much of the guidance previously issued in the form of FASB Staff Positions (“FSPs”).  The Company is required to apply FIN 46R to all of its investments that are subject to FIN 46R no later than the end of the first reporting period that ends after March 15, 2004.  However,  the Company is required to apply the provisions of FIN 46 or FIN 46R to investments in entities that are considered to be special-purpose entities December 31, 2003.  The Company did not have any investments in entities that are considered special-purpose entities as of December 31, 2003.  The Company has evaluated its investments that are subject to FIN 46R for the quarter ended March 31, 2004 which has not resulted in the consolidation of any entities.  FIN 46 and FIN 46R do not have an impact on net income available to common shareholders or the Company’s liquidity.

2.             Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

Restricted Stock Grants

Under the terms of the 2003 Omnibus Employee Retention and Incentive Plan (“2003 Plan”), employees were granted restricted shares as follows:

Date	Number of Restricted Shares	Grant Price
March 2, 2004	57,918	$79.00

Number of Restricted Share Equivalents
March 2, 2004	11,296	$79.00

The 2004 restricted share grants were awarded in the name of the participants, each of whom have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions.  Unearned compensation was recorded at the date of award based on the market value of the shares.

The 2004 restricted share equivalents were awarded in the name of the participants, each of whom have dividend equivalent rights equal to dividends paid to common shareholders.  On each balance sheet date, the Company measures the amount of compensation expense to be recognized for these shares, based on the then current share price in accordance with the plan.

According to the terms of each respective grant agreement, and in accordance with the 2003 Plan, the above restricted share grants and restricted share equivalents are designed to vest at the earlier of eight years or in twenty percent increments at the close of business on the last day of the period commencing at least two years after the date of the award and including 60 consecutive trading days such that the average total shareholder return for such trading days equals or exceeds 30%, 40%, 50%, 60%, and 70%.  Total shareholder return includes the cumulative share price appreciation plus dividends or dividend equivalents since the award.

In addition to the restricted shares granted in 2004 that are described above, as of March 31, 2004, the Company had the following unvested, restricted stock grants outstanding at the following grant prices:

Date	Number of Shares	Grant Price
January 29, 2002	98,208	$48.70
March 7, 2003	112,853	56.30
March 25, 2003	200	58.38
May 15, 2003	1,021	60.10
May 16, 2003	451	60.55

According to the terms of previous incentive plans, the restricted share grants awarded prior to May 15, 2003 are designed to vest at the earlier of eight years or at the close of business on the last day of a period commencing at least two years after the date of the award and including 60 consecutive trading days such that the average total shareholder return for such trading days equals or exceeds 60%.

The unearned compensation recorded for all restricted share grants outstanding is being amortized over the eight-year vesting period or sooner if the performance threshold has been met.  As of March 31, 2004, which is more than two years after the date of the 2002 award, the Company had achieved the performance target for the 2002 grants but had not sustained the target for 60 consecutive trading days.  On April 23, 2004, the shares vested and the Company incurred a $3.5 million non-cash compensation expense, which will be recorded in the second quarter of 2004.

Stock Options Outstanding

During 2004, under the terms of the 2003 Plan, the Company issued options for common shares that are exercisable per the plan as follows:

Date	Number of Options	Exercise Price
March 2, 2004	361,251	$79.00

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended March 31,
	2004	2003

Net income available to common shareholders, as reported	$19,468	$25,842
Add: share based employee compensation expense	399	526
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(956)	(1,002)

Pro forma net income available to common shareholders	$18,911	$25,366

Per share net income available to common shareholders
Basic - as reported	$0.84	$1.12
Basic - pro forma	$0.81	$1.10

Diluted - as reported	$0.81	$1.09
Diluted - pro forma	$0.79	$1.07

Preferred Shares

In the first three months of 2004, the Company received notice of conversion for 38,300 shares of its 7.5% Series B Convertible Preferred Shares, which were converted into 44,021 common shares.

3.             Acquisition and Disposition of Real Estate

In the first three months of 2004, the Company acquired six operating warehouse properties for an aggregate cost of approximately $27.3 million.  The Company also completed the development of two projects.

In addition, the Company disposed of five warehouse properties and one retail property for an aggregate sales price of approximately $27.8 million.  Finally, the Company sold 90% of its interest in Chicago Manufacturing Campus, as described below in Note 5, for approximately $38.3 million.  All of these real estate transactions resulted in an aggregate gain of $12.4 million, net of tax.

4.             Discontinued Operations and Assets Held for Sale

The Company’s results of operations include the operating results of both properties disposed and properties held for future sale.  For the periods presented, the Company included all of the results of operations from the 22 operating properties disposed since January 1, 2003 and all properties held for sale as of March 31, 2004 in discontinued operations, income from discontinued operations, net of tax.  The following table summarizes certain information regarding the disposed operating properties and the assets held for sale as of March 31, 2004:

	Three Months Ended March 31,
	2004	2003

Discontinued operations:
Total revenues	$551	$3,443
Operating expenses and income taxes	(349)	(2,265)

Income (loss) from discontinued operations, net of tax	$202	$1,178

As of March 31, 2004, the Company had two land parcels contained in construction projects held for sale.

5.             Investment in and Advances to Affiliates

The Company accounts for its investments in affiliates using the equity method whereby its cost of investment is adjusted for its share of equity in net income or loss from the date of acquisition and reduced by distributions received.

The equity method is applied to investments when the Company does not have a majority interest in the investee, but does have significant influence over the operating and financial policies of the investee company.  The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.  The Company has applied the principles of FIN 46R, mentioned in Note 1, to its equity investees and the Company believes that FIN 46R does not require the Company to consolidate either CenterPoint Joint Venture, LLC or Chicago Manufacturing Campus, LLC.

CenterPoint Joint Venture, LLC

At March 31, 2004, CenterPoint Realty Services Corporation (“CRS”), the Company’s wholly owned taxable REIT subsidiary, maintains a 25% investment in CenterPoint Venture, LLC (the “Venture”).  The Venture was formed on January 21, 2000 with CalEast Industrial Investors LLC (“CalEast”), an investment vehicle between the California Public Employees Retirement System (“CalPERS”) and Jones Lang LaSalle.

Upon inception of the Venture, CRS paid an additional $1.8 million in syndication fees relating to the Venture and is amortizing these on a straight-line basis over the life of the Venture,

seven years.  Amortization of syndication fees of $64 thousand for both the three months ended March 31, 2004 and 2003, is included in equity in net income of affiliates.  Unamortized syndication fees of $0.7 million are included in investments in and advances to affiliates as of March 31, 2004.

Summarized financial information for the Venture is shown below.

Balance Sheet

	March 31, 2004	December 31, 2003

Assets
Net investment in real estate	$125,071	$93,312
Other assets	7,003	3,983
Total assets	$132,074	$97,295

Liabilities
Secured line of credit	$75,500	$55,000
Other liabilities	11,410	10,183
Total liabilities	86,910	65,183

Members’ equity	45,164	32,112

Total liabilities and members’ equity	$132,074	$97,295

Statement of Operations

	Three Months Ended March 31,
	2004	2003

Rental revenue	$2,868	$2,449

Operating expenses
Property, operating and leasing	1,192	846
Depreciation and amortization	787	633
Interest expense	452	465
Total operating expenses	2,431	1,944

Income from continuing operations	437	505

Discontinued operations:
Income from operations	—	160
Minority interest allocable to discontinued operations	—	(9)

Income before gain on sale of real estate	437	656

Gain on disposal of assets	4	(502)

Net income	$441	$154

As of March 31, 2004, the Venture owned 20 warehouse/industrial properties, totaling 2.8 million square feet (unaudited), which were 82% leased (unaudited).

The Company earned fees from the Venture totaling $0.1 million for acquisitions, administrative services and for property management services for the first three months of both 2004 and 2003.  At both March 31, 2004 and December 31, 2003, the Company had $0.1 million receivable for these fees.

Chicago Manufacturing Campus, LLC

As of December 31, 2003, Chicago Manufacturing Campus, LLC (“CMC”), was owned 51% by CenterPoint and 49% by Ford Motor Land Development Corporation (“Ford Land”), a real estate subsidiary of Ford Motor Company.  On March 3, 2004, CenterPoint and Ford Land sold 90% of their respective interests in CMC to CalEast CMC Holding LLC, a subsidiary of CalEast.  The remaining 10% of CenterPoint’s and Ford Land’s interests are under contract for sale to CalEast CMC Holding LLC in late 2004 or early 2005.  The Company owns 5.1% of CMC at March 31, 2004.  The Company is accounting for the venture using the equity method.  Summarized financial information for CMC is shown below.

Balance Sheet

	Mach 31, 2004	December 31, 2003

Assets
Net investment in real estate	$70,614	$74,014
Restricted cash	—	1,051
Other assets	17,613	5,401
Total assets	88,227	80,466

Liabilities	1,686	7,528
Members equity	86,541	72,938

Total liabilities and members equity	$88,227	$80,466

Statement of Operations

	Three Months Ended March 31,
	2004	2003
Rental revenue	$2,707	$—
Interest income	8	21
Operating expenses	(1,362)	—
General and administrative expenses	(2)	(8)

Net income	$1,351	$13

During the first three months of 2004 and 2003, the Company earned fees from CMC of $19 thousand and $0.4 million, respectively.  $0.2 million of the fees earned were deferred in the first three months of 2003, due to the Company’s ownership percentage in CMC.  As a result of the 90% membership interest sale mentioned above, the Company was able to recognize $1.2 million in previously deferred fees.  At March 31, 2004, the Company had $0.3 million in deferred fees outstanding from CMC.  Also at March 31, 2004 and December 31, 2003, the Company had $0 and $0.4 million in fees receivable from CMC, respectively.

6.             Supplemental Information to Statements of Cash Flows (in thousands)

Supplemental disclosures of cash flow information for the three months ended March 31, 2004 and 2003:

	2004	2003

Interest paid, net of interest capitalized	$12,445	$13,141
Interest capitalized	1,918	2,131

In conjunction with the acquisition of real estate, for the three months ended March 31, 2004 and 2003, the Company acquired the following asset and assumed the following liability amounts:

	2004	2003

Purchase of real estate	$(27,348)	$—
Liabilities, net of other assets	915	—
Acquisition of real estate	$(26,433)	$—

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the three months ended March 31, 2004 and 2003:

	2004	2003

Disposal of real estate	$27,784	$26,814
Mortgage and other notes payable assumed by buyers	(146)	(19,308)
Mortgage notes receivable	(9,053)	—
Liabilities, net of other assets	704	2,749
Disposition of real estate	$19,289	$10,255

7.             Financial Impact of Change in Accounting for Certain Developer Notes

During the fourth quarter of 2003 the Company changed its accounting policy related to developer notes receivable where the sole source of real estate tax increment will be produced by the Company’s own development activities.  Where this is the case, the real estate tax increments paid to the municipality are essentially returned to the Company as a real estate tax abatement.  CenterPoint’s accounting for developer notes is described in detail in the Company’s audited Financial Statements and Notes which are included in the Company’s annual report on Form 10-K for 2003.

	Three Month Ended March 31,
	2004	2003

Proforma results of operations assuming new method of accounting for certain developer notes was applied retroactively:

Net income	$20,355	$21,837
Preferred dividends	(887)	(2,523)

Net income available to common shareholders	$19,468	$19,314

Basic EPS:
Net income available to common shareholders	$0.84	$0.84

Diluted EPS:
Net income available to common shareholders	$0.81	$0.82

8.             Mortgage and Other Notes Receivable

In conjunction with the sale of its interest in tax increment financing (“TIF”) notes receivable (the “TIF Notes”) on January 22, 2004 (described in Note 9), the Company sold its interest in certain TIF Notes receivable of $15.0 million that were recognized and outstanding as of December 31, 2003.  These TIF Notes represented CenterPoint’s right to receive TIF proceeds on tax parcels that were previously sold at the Company’s development at CenterPoint Intermodal Center (“CIC”).

On March 26, 2004, the Company received payment in full for principle and interest on its loan to CalEast of $24.4 million.  The Venture purchased the underlying properties from CalEast at that time.

9.             Mortgage Notes Payable and Other Debt

On January 22, 2004, the Company completed the sale of $48.0 million of TIF Notes from the Company’s development at CIC.  Debt service payments related to the $48.0 million in TIF Notes sold will come from real estate tax increments levied on the CIC land.  One source of this real estate tax increment will be paid by the Company on portions of the CIC development that the Company currently owns.  The second source of real estate tax increment will be derived from portions of the CIC land sold to third parties.  The Company is currently carrying $31.2 million of the $48.0 million in sold TIF Notes on its balance sheet in mortgage notes payable and other debt.  The $16.8 million difference between the $48.0 million in sold TIF Notes and the $31.2 million in debt carried on the Company’s balance sheet represents the discounted value of expected future real estate tax increment payments to be made by third parties resulting from sales of land at CIC, which, absent the sale of the $48.0 million in TIF Notes, would be recognized as a note receivable on the Company’s balance sheet.  This note liability, however, is entirely non-recourse to the Company and is not a legal liability of the Company.  The net proceeds from this sale of notes were used to repay a portion of the Company’s unsecured line of credit.

10.          Senior Unsecured Debt

The Company paid off its outstanding $100.0 million senior unsecured notes, which were bearing interest at a rate of 7.14% on March 15, 2004, their maturity date.

11.          Income Taxes

The components of income tax benefit for the periods presented are as follows:

	Three Months Ended March 31,
	2004	2003

Current:
Federal	$128	$89
State	30	—
Deferred:
Federal	5	130
State	1	112
	$164	$331

The provision for income taxes for the quarter and three months ended March 31, 2004 and 2003 reconcile to the Company’s components of income tax expense for the periods presented as follows:

	Three Months Ended March 31,
	2004	2003

Tax (expense) benefit associated with income from operations on sold properties which is included in discontinued operations	$1	$(53)

Provision for income tax (expense) benefit	163	384

Income tax expense	$164	$331

The actual tax expense differs from the statutory income tax expense for the periods presented as follows:

	Three Months Ended March 31,
	2004	2003

Tax benefit (expense) at federal rate	$107	$287
State tax benefit (expense), net of federal benefit	20	41
Tax exempt interest, at federal rate	61	61
Disallowed interest, at federal rate	(24)	(58)
	$164	$331

12.          Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the purchase, disposition, ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The Company has entered into other contracts for the acquisition and disposition of properties.  Each acquisition transaction is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the projects.

At March 31, 2004, five of the properties owned by the Company were subject to purchase options held by certain tenants.  The purchase options were exercisable at various intervals through 2007 for amounts that are greater than the net book value of the assets.

13.          Earnings Per Common Share

The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the quarter ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except for share data)
Numerators:

Income from continuing operations	$13,580	$9,205
Gain on sale of real estate, net of tax	—	—
Dividend on preferred shares	(887)	(2,523)
Income available to common shareholders from continuing operations - for basic and diluted EPS	$12,693	$6,682

Discontinued operations:
Gain on sale, net of tax	6,573	11,454
Income from operations of sold properties, net of tax	202	1,178
Discontinued operations - for basic and diluted EPS	$6,775	$12,632

Cumulative effect of change in accounting principle - basic and diluted EPS		$6,528

Net income available to common shareholders - for basic and diluted EPS	$19,468	$25,842

Denominators:

Weighted average common shares outstanding - for basic EPS	23,212,283	23,109,149
Effect of share options and grants	932,818	577,615
Weighted average common shares outstanding - for diluted EPS	24,145,101	23,686,764

Basic EPS:
Income available to common shareholders from continuing operations	$0.55	$0.29
Discontinued operations	0.29	0.55
Cumulative effect of change in accounting principle	—	0.28
Net income available to common shareholders	$0.84	$1.12

Diluted EPS:
Income available to common shareholders from continuing operations	$0.53	$0.28
Discontinued operations	0.28	0.53
Cumulative effect of change in accounting principle	—	0.28
Net income available to common shareholders	$0.81	$1.09

The assumed conversion of the convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the periods presented, would be anti-dilutive.

13.          Subsequent Events

On April 23, 2004, 98,208 of the Company’s restricted shares vested after the Company achieved certain performance targets.  The remaining unamortized portion of compensation expense related to these restricted shares of $3.5 million will be amortized to compensation expense in the second quarter of 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the historical operating results of the Company.  The discussion should be read in conjunction with the Company’s Form 10-K filed for the fiscal year ended December 31, 2003 and the unaudited financial statements presented with this Form 10-Q.

Executive Summary

In the first quarter of 2004, the Company achieved earnings expectations.  Year-over-year net income comparisons were affected by a first quarter 2003 “cumulative effect of a change in accounting principle” of $6.5 million.  Excluding this charge, net income increased slightly when comparing quarters.  The following highlights some of the Company’s first quarter activity:

•              Expanding Investment Pipeline – In the first quarter of 2004, the Company acquired or completed the construction on investments totaling $46.7 million, and the Company has a large pipeline of opportunities to meet or exceed investment expectations in 2004.

•              Leasing Activity Ahead of Plan – For the three months ended March 31, 2004, the Company has renewed, replaced or sold 95.8% of the first quarter expiring leases, which is well ahead of budget.  In fact, gross absorption in the Greater Chicago industrial market rose 20% over the first quarter 2003 (based on combined data from Colliers, Bennett & Kahnweiler and the Polacheck Company).

•              Robust Disposition Market – In the first quarter of 2004, the Company and its affiliates completed $111.0 million of dispositions, in line with its expectations, and the Company expects to continue to see strong demand for industrial property investments.

We believe these trends will continue throughout 2004, helping us to attain our goals for investments, operations and earnings.

The Company is currently in negotiations to sell a $400.0-$500.0 million portfolio to a U.S. REIT subsidiary of a to-be-formed Australian listed property fund.  If concluded, CenterPoint expects to redeploy the majority of the proceeds into new build-to-suit developments, redevelopments and other value-added investments.

Results of Operations

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003.

Revenues

Total revenues increased $4.4 million or 11.2% over the same period last year due to increased earnings from minimum rents, straight-line rents, expense reimbursements and mortgage interest income (operating and investment revenue) from a full period of 2004 investments and strengthening market conditions.

In the first three months of 2004, 97.2% of total revenues of the Company were derived primarily from operating and investment revenue, pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse and other industrial properties.  In the first three months of 2003, operating and investment revenue as a percentage of total revenues was 89.5%.  Operating and investment revenue increased $7.3 million due to a full period of 2003 investments, increased occupancy and strengthening economic conditions.  The Company’s occupancy rate on in-service properties remained nearly constant at 92.0% (unaudited), compared to 92.5% (unaudited) a year ago.

Real estate fee income decreased $2.9 million.  This difference was due to a greater number and larger dollar amount of projects earning development fees in 2003 compared to 2004.  In 2003, the Company earned development fees on the large rail facility in Rochelle, Illinois for the Union Pacific and the completion of the four buildings at CMC, in addition to several other fees.  In 2004, the Company did not earn any comparable fees but did recognize a large portion of the previously deferred fees as a result of the sale of 90% of its interest in CMC.

Operating and Nonoperating Expenses

Real estate tax expense and property operating and leasing (“POL”) expense, combined, increased by $2.0 million from year to year.  Real estate taxes increased by $1.0 million due mainly to a full period of taxes on 2003 investments.  The following is a breakdown of the composition of the Company’s POL costs.

	Three Months Ended March 31,
	2004	2003

Property operating
includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$3,809	$3,098

Property management
includes property management and portfolio construction costs	1,581	1,276

Asset management
includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	1,763	1,767

Total property operating and leasing	$7,153	$6,141

POL costs include operating costs for property management, investment and dispositions, accounting and information systems personnel, consistent with the Company’s active portfolio management and investment focus.  POL costs increased in 2004 mainly due to increased operating costs on properties, including increased property insurance due to rising rates, increased snow plowing costs and increased utilities due to natural gas costs.

General and administrative expenses increased by $0.2 million due to increased payroll and related costs.  Expenses associated with corporate administration, finance and investor relations are included in the Company’s general and administrative expense.

Depreciation and amortization increased $2.0 million when comparing 2004 and 2003 due to a full period of depreciation and amortization on 2003 investments.

Interest income decreased $0.3 million due to interest earned in 2003 on the unsecured loan to CalEast for the Home Depot distribution facilities, which was outstanding in full for two months in the first quarter of 2003.  This loan was partially repaid at the end of the first quarter of 2003 and this same balance was outstanding for nearly the entire first quarter of 2004.

Interest expense increased by $1.7 million over the same period last year due to higher average debt balances in 2004 when compared to 2003 ($836.5 million in 2004 compared to $739.8 million in 2003).  In 2004, the Company’s weighted average rate including financing costs was 4.2% compared to 4.8% in 2003.

Amortization of deferred financing costs remained nearly constant when comparing periods.

The benefit from income taxes decreased by $0.2 million when comparing periods.  There was little change in the activity in this account.

Equity in net income of affiliates increased $0.6 million when comparing periods, due to a full period of income from 2003 investments and development deliveries on the Venture and CMC in 2004 compared to 2003.

CenterPoint earned gains on the sale of 90% its equity interest in CMC of $5.9 million in 2004.  There was no comparable activity in 2003.

The Company has adopted FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a replacement of FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and the accounting and reporting provisions of APB No. 30, “Reporting of Operations - Reporting the Effects of Disposal of a Segment of the Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“FAS 144”).  Due to the implementation of FAS 144, the gain/loss from the sale of operating properties and the net income earned on operating properties sold are classified as discontinued operations.  Gains on the sale of real estate from discontinued operations decreased by $4.9 million due to larger gains on sales of operating properties in 2003, compared to 2004.  For 2004, this category includes gains on the sale of six operating properties sold in the first quarter of 2004 compared to five operating properties sold in the first quarter of 2003.  This decrease in gains on the sale of discontinued operations is offset by non-discontinued operations gains mentioned below.  Also, the 2004 and 2003 net income from these sold operating properties decreased by $1.0 million because the prior year’s numbers include the operations of several operating properties that were sold prior to 2004, so they had no operations in the first quarter of 2004.

In 2003, the Company changed its accounting policy when accounting for the developer notes at properties where the sole source of tax increment is provided by Company owned land parcels.  This change in accounting affected the Company’s accounting for sold CIC properties and CIC properties which had operations in 2002.  Therefore, the Company recorded income from the cumulative effect of the change in accounting principle representing the $5.9 million increased gains on CIC properties sold prior to January 1, 2003 and $0.6 million in real estate tax abatements relating to periods prior to January 1, 2003.

Preferred dividends decreased $1.6 million due to the 2003 redemption of the Company’s 8.48% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest.

Net Income and Other Measures of Operations

Net income available to common shareholders decreased $6.4 million or 24.7% due mainly to the 2003 cumulative effect of change in accounting principle mentioned above.

Earnings before Interest, Income Taxes Depreciation and Amortization (“EBITDA”)

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

EBITDA increased to $38.7 million in the first quarter of 2004, compared to $37.3 million in the first quarter of 2003.  EBITDA increased while net income available to common shareholders decreased because interest expense savings were a significant portion of the earnings in 2003 and the 2003 EBITDA excludes the $6.5 million cumulative effect of change in accounting principle.  For a reconciliation of EBITDA to net income available to common shareholders, see below:

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON SHAREHOLDERS TO EBITDA

(in thousands)

	Three Months Ended March 31,
	2004	2003

Net income available to common shareholders	$19,468	$25,842
Preferred dividends	887	2,523
Interest incurred, net	7,244	5,183
Interest incurred, net from discontinued operations	—	907
Amortization of deferred financing costs	865	943
Provision for income tax expense	(163)	(384)
Provision for income tax expense from disc operations	(1)	(53)
Cumulative effect of change in accounting principle	—	(6,528)
Depreciation and amortization	10,300	8,253
Depreciation and amortization from discontinued operations	130	583

EBITDA	$38,730	$37,269

Liquidity and Capital Resources

Operating and Investment Cash Flow

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital issuances, have been used to fund, on a long term basis, acquisitions and other capital costs.  However, in the first three months of 2004, cash flow from operations provided only $1.1 million, which is significantly less than the $19.2 million in distributions.  This deficiency was caused by the payment of the Company’s annual bonuses in the first quarter of the year and the payment of interest on unsecured debt which comes due in the first quarter.  This first quarter shortfall is consistent with prior years, and excludes gains on the sale of real estate and related assets which are a large portion of the Company’s earnings.  The Company expects the year’s operating cash flow to be sufficient to fund distributions and a significant portion of future investment activities.

For the first three months of 2003, the Company’s investment activities included acquisitions of $26.4 million, advances for construction in progress of $28.2 million and additions to properties of $6.3 million.  These activities were funded with proceeds from the disposition of real estate and its equity interest in CMC of $57.6 million and repayment of mortgage and note receivable investments of $27.3 million.  A portion of the excess funds were used to repay a portion of the Company’s line of credit.

Equity and Share Activity

During the first three months of 2004, the Company paid distributions on common shares of $18.3 million or $0.78 per share.  Also, in 2004, the Company paid dividends on 7.5% Series B Convertible Preferred Shares of $0.9 million or $0.9375 per share.  The following factors, among others, will affect the future availability of funds for distribution:  (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company’s unsecured line of credit and (iv) the terms of future debt agreements.

Debt Capacity

The Company seeks to maintain debt capacity substantially in excess of anticipated requirements, considering all available funding sources.  At March 31, 2004, the Company’s debt constituted approximately 29.0% of its total market capitalization of $2.8 billion.  At March 31, 2004, the Company’s common equity market capitalization was approximately $1.9 billion.

RECONCILIATION OF EBITDA TO DEBT SERVICE COVERAGE AND

FIXED CHARGE COVERAGE RATIOS

(in thousands, except for ratio data)

	Three Months Ended March 31,
	2004	2003

EBITDA (A)	$38,730	$37,269

Interest incurred, net	7,244	5,183
Interest incurred, net from discontinued operations Debt service (B)	$7,244	$6,090

EBITDA to debt service coverage ratio (A/B)	5.3	6.1

Debt service	$7,244	$6,090
Preferred dividends	887	2,523
Fixed charges (C)	$8,131	$8,613

EBITDA to fixed charge coverage ratio (A/C)	4.8	4.3

Year to date, the Company’s EBITDA to debt service coverage ratio decreased from the prior year to 5.3 to 1 from 6.1 to 1, and the Company’s EBITDA to fixed charge coverage ratio improved to 4.8 to 1 from 4.3 to 1.  These coverage changes were due to the redemption of the Company’s 8.48% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest in 2003.

Debt service coverage ratio and fixed charge coverage ratio are commonly used by financial analysts because of their value in measuring operating performance relative to the Company’s financing charges.  Investors are cautioned that debt service coverage ratio and fixed charge coverage ratio, as calculated by the Company, may not be comparable to similarly titled but differently calculated measures for other REITs.

Liquidity

Although our current line of credit balance is higher than normal and the Company could issue debt at attractive rates to reduce the balance, the Company is currently in negotiations to sell a $400.0-$500.0 million portfolio to a U.S. REIT subsidiary of a to-be-formed Australian listed property fund.  If concluded, CenterPoint expects to initially repay a significant portion of the Company’s line of credit.  The Company’s investment pipeline is positioned for redeployment of capital into new build-to-suit developments, redevelopments and other value-added investments.

The Company believes it has strong liquidity and capital resources available to meet its current needs.  In addition to its line of credit, the Company supplements internally generated funds from disposition activities and retained cash flow with proceeds from long term financings.  The following transactions were concluded in the first three months of 2004:

•              On January 22, 2004, the Company completed the sale of $48.0 million of TIF Notes from the Company’s development at CIC.  $31.2 million of these notes appear on the Company’s books as a liability in 2004 relating to the increment providing tax parcels that are still owned by the Company.  This note liability, however, is entirely non-recourse to the Company and is not a legal liability of the Company.  Proceeds from this sale were used to repay a portion of the Company’s unsecured line of credit.

•              The Company paid off its outstanding $100.0 million senior unsecured notes, which were bearing interest at a rate of 7.14%, on March 15, 2004, their maturity date.  The Company utilized proceeds from its line of credit.

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

In addition, the sale of $48.0 million of TIF Notes mentioned above was the first step in the Company’s capital strategy to sell a portion of its TIF backed developer notes held in conjunction with the CIC.  The Company expects to be reimbursed through developer notes backed by tax increment financing arrangements for up to $125 million in construction costs incurred related to developing CIC.

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

Recent Pronouncements

On December 24, 2003, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” - an interpretation of ARB 51 (“FIN 46R”) was issued.  FIN 46R includes modifications that have been incorporated directly into the revised FIN 46, rather than into a new interpretation that amends FIN 46.  FIN 46R incorporated much of the guidance previously issued in the form of FASB Staff Positions (“FSPs”).  The Company is required to apply FIN 46R to all of its investments that are subject to FIN 46R no later than the end of the first reporting period that ends after March 15, 2004.  However,  the Company is required to apply the provisions of FIN 46 or FIN 46R to investments in entities that are considered to be special-purpose entities December 31, 2003.  The Company did not have any investments in entities that are considered special-purpose entities as of December 31, 2003.  The Company has evaluated its investments that are subject to FIN 46R for the quarter ended March 31, 2004 which has not resulted in the consolidation of any entities.  FIN 46 and FIN 46R do not have an impact on net income available to common shareholders or the Company’s liquidity.

Subsequent Events

On April 23, 2004, 98,208 of the Company’s restricted shares vested after the Company achieved certain performance targets.  The remaining unamortized portion of compensation expense related to these restricted shares of $3.5 million will be amortized to compensation expense in the second quarter of 2004.

Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due.  The Company has excluded information on its purchase of maintenance services for its operating properties.  The maintenance agreements are not long-term in nature.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years
	(dollars in thousands)

Long term debt obligations (1)	$1,418,725	$37,929	$427,213	$57,816	$895,767
Operating and lease obligations	—	—	—	—	—
Purchase obligations (2)	29,060	29,060	—	—	—
Long-term liabilities	—	—	—	—	—
Total	$1,447,785	$66,989	$427,213	$57,816	$895,767

(1)   The long-term debt obligations include both principal and interest amounts which are payable in the specified periods.

(2)   The purchase obligations include property development construction contracts outstanding as of December 31, 2003.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company’s actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases, inflation and dependence on tenants’ business operations and the effects of the state of the economy on tenants and potential tenants), risks relating to acquisition, construction and development activities, including risks relating to 1031 tax-free exchange transactions, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company’s properties are located, the existence of complex regulations relating to the Company’s status as a REIT, the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company’s securities and the other factors noted above in “Risks, Uncertainties and Capital Opportunities” and below in Item 3.

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

At March 31, 2004, $361.9 million or 44.2% of the Company’s debt was variable rate debt and $457.8 million or 55.9% of the debt was fixed rate debt.  Based on the amount of variable debt outstanding as of March 31, 2004, a 10% increase or decrease in the Company’s interest rate on the Company’s variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.6 million per year.  A similar change in interest rates on the Company’s fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt.  An increase in interest rates would decrease the fair value of the Company’s fixed rate debt.

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

Item 4.            Controls and Procedures

As of the end of the period covered by this report, John S. Gates, Jr., Chief Executive Officer of the Company, and Paul S. Fisher, Executive Vice President, Chief Financial Officer and Secretary of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company (as defined in applicable rules of the Securities and Exchange Commission) and concluded that they are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion.  There were no changes in the Company’s internal control over financial reporting that were identified in connection with such evaluation that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description

10.1	Stock Option Agreement between the Company and each of Paul T. Ahern, Paul S. Fisher, John S. Gates, Jr., Rockford O. Kottka and Michael M. Mullen.

10.2	Stock Grant Agreement between the Company and each of Paul T. Ahern, Paul S. Fisher, John S. Gates, Jr., Rockford O. Kottka and Michael M. Mullen.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On February 20, 2004, the Company furnished on Form 8-Ka copy of its press release announcing its financial results for the year ended December 31, 2003.

On January 28, 2004, the Company furnished on Form 8-K a copy of its press release announcing the sale of $48 million in tax increment financing notes in connection with the redevelopment of the former Joliet Arsenal into CenterPoint Intermodal Center and announcing the effect of a change in accounting principle on the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST a Maryland business trust

	By:	/s/ Paul S. Fisher
Paul S. Fisher
Executive Vice President and
Chief Financial Officer
May 7, 2004		(Principal Accounting Officer)