Form 10-Q
period 2004-06-30
CENTERPOINT PROPERTIES TRUST
filed 2004-08-09
CIK 912893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of Common Shares of Beneficial Interest outstanding as of August 6, 2004: 48,267,056.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	June 30, 2004	December 31, 2003
	(UNAUDITED)
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$218,016	$194,965
Buildings	848,927	824,248
Building Improvements	160,291	148,519
Furniture, fixtures and equipment	25,409	24,516
Construction in progress	157,644	150,126
	1,410,287	1,342,374
Less accumulated depreciation and amortization	(182,261)	(169,387)
Real estate held for sale, net of depreciation	15,975	6,302
Net investment in real estate	1,244,001	1,179,289

Cash and cash equivalents	2,720	231
Restricted cash and cash equivalents	38,921	42,520
Tenant accounts receivable, net	40,383	36,891
Mortgage and other notes receivable	29,745	63,084
Investments in and advances to affiliates	17,731	47,139
Prepaid expenses and other assets	17,130	21,799
Deferred expenses, net	29,969	28,289
	$1,420,600	$1,419,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable and other debt	$53,294	$26,955
Senior unsecured debt	400,000	500,000
Tax-exempt debt	94,210	94,210
Line of credit	300,200	213,700
Accounts payable	15,292	19,707
Accrued expenses	62,125	70,275
Rents received in advance and security deposits	12,250	11,894
	937,371	936,741
Commitments and contingencies
Shareholders’ equity
Series B Convertible Preferred Shares, 893,131 and 983,712 issued and outstanding having a liquidation preference of $50 per share ($44,657) and ($49,186), respectively	1	1
Common Shares of Beneficial Interest, $.001 par value, 120,000,000 shares authorized; 47,113,106 and 46,691,754 issued and outstanding, respectively	47	47
Additional paid-in-capital	540,552	535,048
Accumulated deficit	(40,823)	(37,253)
Accumulated other comprehensive loss	(6,537)	(5,924)
Unearned compensation - restricted shares	(10,011)	(9,418)
Total shareholders’ equity	483,229	482,501
	$1,420,600	$1,419,242

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

(UNAUDITED)

	Three Month Ended June 30,		Six Month Ended June 30,
	2004	2003	2004	2003
Revenues:
Minimum rents	$31,323	$26,157	$62,028	$51,901
Straight line rents	844	768	1,891	1,091
Expense reimbursements	9,205	7,872	18,949	15,973
Mortgage interest income	190	369	514	690
Real estate fee income	8,816	2,770	10,048	6,871
Total revenue	50,378	37,936	93,430	76,526

Expenses:
Real estate taxes	9,322	7,865	18,344	15,859
Property operating and leasing	9,543	6,119	16,662	12,230
General and administrative	2,467	1,781	4,389	3,502
Depreciation and amortization	9,767	8,161	19,930	16,272
Total expenses	31,099	23,926	59,325	47,863

Other income / (expense)
Interest income	482	576	936	1,356
Interest expense	(7,046)	(5,591)	(14,744)	(11,553)
Amortization of deferred financing costs	(809)	(810)	(1,675)	(1,754)
Total other income / (expense)	(7,373)	(5,825)	(15,483)	(11,951)

Income from continuing operations before income taxes and equity in net income of affiliate	11,906	8,185	18,622	16,712
(Provision for) benefit from income tax expense	317	(3)	479	384
Equity in net income of affiliate	162	705	783	708
Gain from sale of equity interest	—	—	5,851	—
Income from continuing operations	12,385	8,887	25,735	17,804

Discontinued operations:
Gain on sale, net of tax	2,543	5,384	9,117	16,838
Income from operations of sold properties, net of tax	180	1,650	612	3,115

Income before gain on sale of real estate, and cumulative effect of change in accounting principle	15,108	15,921	35,464	37,757
Gain on sale of real estate, net of tax	177	2,916	177	2,916

Income before cumulative effect of change in accounting principle	15,285	18,837	35,641	40,673
Cumulative effect of change in accounting principle, net of tax	—	—	—	6,528

Net income	15,285	18,837	35,641	47,201
Preferred dividends	(837)	(4,996)	(1,724)	(7,519)

Net income available to common shareholders	$14,448	$13,841	$33,917	$39,682

Basic EPS:
Income available to common shareholders from continuing operations	$0.25	$0.15	$0.52	$0.29
Discontinued operations	0.06	0.15	0.21	0.44
Cumulative effect of change in accounting principle	—	—	—	0.14
Net income available to common shareholders	$0.31	$0.30	$0.73	$0.87

Diluted EPS:
Income available to common shareholders from continuing operations	$0.24	$0.14	$0.50	$0.28
Discontinued operations	0.06	0.15	0.20	0.42
Cumulative effect of change in accounting principle	—	—	—	0.14
Net income available to common shareholders	$0.30	$0.29	$0.70	$0.84

Distributions per common share	$0.390	$0.304	$0.780	$0.608

Proforma net income assuming new method of accounting for certain developer notes was applied retroactively (see Note 7)	$15,285	$18,837	$35,641	$40,673

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$15,285	$18,837	$35,641	$47,201

Other comprehensive income:
Mark-to-market adjustment for interest rate protection agreements	(1,128)	(3,651)	(1,128)	(3,651)
Amortization of interest rate protection agreements	258	222	515	444

Comprehensive income	$14,415	$15,408	$35,028	$43,994

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net Income	$35,641	$47,201
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	(6,528)
Bad debts	150	600
Depreciation	17,483	16,600
Amortization of deferred financing costs	1,675	1,754
Other amortization	2,829	1,077
Straight-line rents	(1,881)	(1,208)
Incentive stock awards	4,263	1,088
Equity in net income of affiliates	(783)	(708)
Gain on disposal of real estate, net of tax	(15,145)	(19,754)
Net changes in:
Tenant accounts receivable	(2,097)	(3,167)
Prepaid expenses and other assets	6,894	(635)
Rents received in advance and security deposits	279	(1,204)
Accounts payable and accrued expenses	(13,862)	(10,063)
Net cash provided by operating activities	35,446	25,053

Cash flows from investing activities
Change in restricted cash and cash equivalents	3,599	20,248
Acquisition of real estate	(54,045)	(35,285)
Additions to construction in progress	(49,608)	(25,993)
Improvements and additions to properties	(16,765)	(3,368)
Disposition of real estate	29,487	25,064
Disposition of equity interest	38,319	—
Change in deposits on acquisitions	(859)	(507)
Investment in mortgages and notes receivable	—	(78,943)
Repayment of mortgage and other notes receivable	30,258	55,138
Issuance of mortgage notes receivable	—	(237)
Investment in and advances to affiliates	(2,277)	(8,602)
Receivables from affiliates and employees	39	32
Additions to deferred expenses	(2,720)	(3,590)
Net cash used in investing activities	(24,572)	(56,043)

Cash flows from financing activities
Proceeds from sale of preferred shares	—	75,003
Proceeds from sale of common shares	2,144	1,704
Offering costs paid	—	(2,366)
Proceeds from issuance of mortgage notes payable and other debt	42,023	—
Proceeds from line of credit	216,500	302,000
Proceeds from issuance of unsecured notes payable	—	35,000
Redemption of preferred stock	—	(75,000)
Repayment of line of credit	(130,000)	(120,300)
Repayment of mortgage notes payable and other debt	(685)	(754)
Repayment of senior unsecured debt	(100,000)	(150,000)
Distributions - Common	(36,643)	(28,193)
Distributions - Preferred	(1,724)	(4,417)
Net cash (used in) provided by financing activities	(8,385)	32,677
Net change in cash and cash equivalents	2,489	1,687
Cash and cash equivalents, beginning of period	231	910
Cash and cash equivalents, end of period	$2,720	$2,597

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

On March 2, 2004, the Company’s Board of Trustees approved a proposed amendment to the Company’s Declaration of Trust increase the number of authorized Common Shares from 50 million to 120 million shares in order to accomodate a two-for-one split of the Common Shares.  The Declaration of Trust amendment was approved by the shareholders at the annual shareholder meeting held on May 18, 2004.  The record date for the Share split was June 1, 2004 with a distribution date of June 30, 2004.  All share information included in this report has been adjusted retroactively to reflect the two-for-one Share split.

1.                                      Recent Pronouncements

On December 24, 2003, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” – an interpretation of ARB 51 (“FIN 46R”) was issued.  FIN 46R includes modifications that have been incorporated directly into the revised FIN 46, rather than into a new interpretation that amends FIN 46.  FIN 46R incorporated much of the guidance previously issued in the form of FASB Staff Positions (“FSPs”).  The Company is required to apply FIN 46R to all of its investments that are subject to FIN 46R no later than the end of the first reporting period that ends after March 15, 2004.  However, the Company is only required to apply the provisions of FIN 46 or FIN 46R to investments in entities that are considered to be special-purpose entities as of December 31, 2003.  The Company did not have any investments in entities that are considered special-purpose entities as of December 31, 2003.  The Company has evaluated its investments that are subject to FIN 46R for the quarter ended June 30, 2004 which has not resulted in the consolidation of any entities.  FIN 46 and FIN 46R do not have an impact on net income available to common shareholders or the Company’s liquidity.

2.                                      Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

Restricted Share Grants

Under the terms of the CenterPoint Properties Trust 2003 Omnibus Employee Retention and Incentive Plan (the “2003 Plan”), employees were granted restricted shares as follows:

Date	Number of Restricted Shares	Grant Price
March 2, 2004	115,836	$39.50
June 18, 2004	7,600	$37.49

	Number of Restricted Share Equivalents
March 2, 2004	22,592	$39.50

The 2004 restricted share grants were awarded in the name of the participants, each of whom have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions.  Unearned compensation was recorded at the date of award based on the market value of the shares.

The 2004 restricted share equivalents were awarded in the name of the participants, each of whom have dividend equivalent rights equal to dividends paid to common shareholders.  On each balance sheet date, the Company measures the amount of compensation expense to be recognized for these shares, based on the then current share price, in accordance with the plan.

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

In addition to the restricted shares granted in 2004 that are described above, as of June 30, 2004, the Company had the following unvested, restricted share grants outstanding at the following grant prices:

Date	Number of Shares	Grant Price
March 7, 2003	225,510	$28.15
March 25, 2003	400	$29.19
May 15, 2003	2,042	$30.05
May 16, 2003	902	$30.275

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

The unearned compensation recorded for all restricted share grants outstanding is being amortized over the eight-year vesting period or sooner if the performance threshold has been met.  On April 23, 2004, the Company incurred a $3.5 million non-cash compensation expense upon the achievement of the performance target for the 2002 award, which is included in property operating and leasing expense and general and administrative expense.

Share Options Outstanding

During 2004, under the terms of the 2003 Plan, the Company issued options for common shares that are exercisable per the plan as follows:

Date	Number of Options	Exercise Price
March 2, 2004	722,502	$39.50
June 18, 2004	76,000	$37.49

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income available to common shareholders, as reported	$14,448	$13,841	$33,917	$39,682
Add: share based employee compensation expense	3,864	532	4,263	996
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,461)	(1,019)	(5,457)	(1,971)

Pro forma net income available to common shareholders	$13,851	$13,354	$32,723	$38,707

Per share net income available to common shareholders
Basic - as reported	$0.31	$0.30	$0.73	$0.87
Basic - pro forma	$0.30	$0.29	$0.70	$0.84

Diluted - as reported	$0.30	$0.29	$0.70	$0.84
Diluted - pro forma	$0.29	$0.28	$0.68	$0.82

Common Shares

The Board of Trustees announced on May 19, 2004 that is has authorized management to institute a share repurchase program of up to $100 million.  Purchases will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at discretion of a subcommittee of the Board of Trustees.

Preferred Shares

In the first six months of 2004, the Company received notice of conversion for 90,581 shares of its 7.50% Series B Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”), which were converted into 208,202 common shares.

3.                                      Acquisition and Disposition of Real Estate

In the first six months of 2004, the Company acquired ten operating warehouse properties and 134 acres of land for an aggregate cost of approximately $55.2 million.  The Company also completed the development of four projects.

In addition, the Company disposed of ten warehouse properties, one retail property and one land parcel for an aggregate sales price of approximately $38.0 million.  Finally, the Company sold 90% of its interest in Chicago Manufacturing Campus, as described below in Note 5, for approximately $38.3 million.  All of these real estate transactions resulted in an aggregate gain of $15.1 million, net of tax.

The Company allocated the purchase price of its 2004 acquisitions based on the relative fair value of the assets acquired consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of above and below market leases, the fair value of management’s estimate of the value of the remaining cash flows on the in-place lease, the leasing costs for the in-place lease as if they had been incurred by the Company, and the value of the customer relationship.  For certain property acquisitions where the in-place lease is short term in nature, the Company has underwritten the original purchase as if the tenant was vacating upon expiration.  Therefore, for short term leases acquired, the Company has placed no value on the customer relationship.

In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilized various valuation methods such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Values for above and below market leases, in-place lease values, and tenant relationship values are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant.  Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases and the value of tenant relationships are amortized to expense over the anticipated life of the relationships.

For properties acquired during 2004, the Company allocated $1.4 million of acquisition cost to lease value and $0.4 million to customer value.

4.                                      Discontinued Operations and Assets Held for Sale

The Company’s results of operations include the operating results of both properties disposed and properties held for future sale.  For the periods presented, the Company included all of the results of operations from the 28 operating properties disposed since January 1, 2003 and three operating properties held for sale as of June 30, 2004 in discontinued operations, income from discontinued operations, net of tax.  The following table summarizes certain information regarding the disposed operating properties and the assets held for sale as of June 30, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Discontinued operations:
Total revenues	$575	$3,731	$1,716	$7,825
Operating expenses and income taxes	(395)	(2,081)	(1,104)	(4,710)

Income from discontinued operations, net of tax	$180	$1,650	$612	$3,115

As of June 30, 2004, the Company had one land parcel and three warehouse properties held for sale.

5.                                      Investment in and Advances to Affiliates

The Company accounts for its investments in affiliates using the equity method whereby its cost of investment is adjusted for its share of equity in net income or loss from the date of acquisition and reduced by distributions received.

The Company has applied the principles of FIN 46R, mentioned in Note 1, to its equity investees and the Company believes that its interest in CenterPoint Joint Venture, LLC (“the “Venture”) or Chicago Manufacturing Campus, LLC are not variable.  The Company has therefore applied the equity method to these investments.  The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.

CenterPoint Joint Venture, LLC

At June 30, 2004, CenterPoint Realty Services Corporation (“CRS”), the Company’s wholly owned taxable REIT subsidiary, maintains a 25% investment in the Venture.  The Venture was formed on January 21, 2000 with CalEast Industrial Investors LLC (“CalEast”), an investment vehicle between the California Public Employees Retirement System (“CalPERS”) and Jones Lang LaSalle.

Upon inception of the Venture, CRS paid an additional $1.8 million in syndication fees relating to the Venture and is amortizing these on a straight-line basis over the life of the Venture, seven years.  Amortization of syndication fees of $0.1 million for both the six months ended June

30, 2004 and 2003, is included in equity in net income of affiliates.  Unamortized syndication fees of $0.7 million are included in investments in and advances to affiliates as of June 30, 2004.

Summarized financial information for the Venture is shown below.

Balance Sheet

	June 30, 2004	December 31, 2003

Assets
Net investment in real estate	$123,153	$93,312
Other assets	9,515	3,983
Total assets	$132,668	$97,295

Liabilities
Secured line of credit	$75,500	$55,000
Other liabilities	12,803	10,183
Total liabilities	88,303	65,183

Members’ equity	44,365	32,112

Total liabilities and members’ equity	$132,668	$97,295

Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Rental revenue	$3,618	$1,976	$6,486	$4,425

Expenses
Property management and administrative fees	186	131	342	257
Property, operating and leasing	1,026	730	2,061	1,450
Depreciation and amortization	1,091	503	1,737	996
Interest expense:
Interest incurred, net	547	468	999	933
Amortization of deferred financing costs	148	142	290	283
Total expenses	2,998	1,974	5,429	3,919

Income from continuing operations	620	2	1,057	506

Discontinued operations:
(Loss) gain on sale of real estate	(1)	1,801	3	1,801
Income from operations	—	309	—	469
Minority interest allocable to discontinued operations	—	(529)	—	(537)

Income before gain on sale of real estate	619	1,583	1,060	2,239

Gain on sale of real estate	(3)	(19)	(3)	(521)

Net income	$616	$1,564	$1,057	$1,718

As of June 30, 2004, the Venture owned 20 warehouse/industrial properties, totaling 2.8 million square feet (unaudited), which were 83.7% leased (unaudited).

During the first six months of 2004 and 2003, the Company earned fees from the Venture for acquisitions, administrative services and for property management services of $0.3 million and and $0.2 million, respectively.  At both June 30, 2004 and December 31, 2003, the Company had $0.1 million receivable for these fees.

Chicago Manufacturing Campus, LLC

As of December 31, 2003, Chicago Manufacturing Campus, LLC (“CMC”), was owned 51% by CenterPoint and 49% by Ford Motor Land Development Corporation (“Ford Land”), a real estate subsidiary of Ford Motor Company.  On March 3, 2004, CenterPoint and Ford Land sold 90% of their respective interests in CMC to CalEast CMC Holding LLC, a subsidiary of CalEast.  The remaining 10% of CenterPoint’s and Ford Land’s interests are under contract for sale to CalEast CMC Holding LLC in late 2004 or early 2005.  The Company owns 5.1% of CMC at June 30, 2004.  The Company is accounting for the venture using the equity method.  Summarized financial information for CMC is shown below.

Balance Sheet

	June 30, 2004	December 31, 2003

Assets
Net investment in real estate	$70,039	$74,014
Restricted cash	—	1,051
Other assets	19,487	5,401
Total assets	89,526	80,466

Liabilities	4,010	7,528
Members equity	85,516	72,938

Total liabilities and members equity	$89,526	$80,466

Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Rental revenue	$2,642	$790	$5,349	$790

Expenses
Property management and administrative fees	48	27	135	27
Property, operating and leasing	592	202	1,263	202
General and administrative	9	9	12	16
Depreciation and amortization	660	72	1,264	72
Interest incurred, net	(7)	(25)	(16)	(45)
Total expenses	1,302	285	2,658	272

Net Income	$1,340	$505	$2,691	$518

During the first six months of 2004 and 2003, the Company earned fees from CMC of $19 thousand and $1.0 million, respectively.  $0.4 million of the fees earned were deferred in the first six months of 2003, due to the Company’s ownership percentage in CMC.  As a result of the 90% membership interest sale mentioned above, the Company was able to recognize $1.2 million in previously deferred fees in the first quarter 2004.  At June 30, 2004, the Company had $0.3 million in deferred fees outstanding from CMC.  Also at June 30, 2004 and December 31, 2003, the Company had $0 and $0.4 million in fees receivable from CMC, respectively.

6.                                      Supplemental Information to Statements of Cash Flows (in thousands)

Supplemental disclosures of cash flow information for the six months ended June 30, 2004 and 2003:

	2004	2003

Interest paid, net of interest capitalized	$17,148	$15,941
Interest capitalized	3,458	4,383

In conjunction with the acquisition of real estate, for the six months ended June 30, 2004 and 2003, the Company acquired the following asset and assumed the following liability amounts:

	2004	2003

Purchase of real estate	$(55,151)	$(37,180)
Liabilities, net of other assets	1,106	1,895
Acquisition of real estate	$(54,045)	$(35,285)

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the six months ended June  30, 2004 and 2003:

	2004	2003

Disposal of real estate	$37,956	$51,303
Mortgage and other notes payable assumed by buyers	(146)	(31,559)
Mortgage notes receivable	(11,273)	—
Liabilities, net of other assets	2,950	5,320
Disposition of real estate	$29,487	$25,064

In 2003, the Company recorded charges to preferred dividends relating to the original offering cost of preferred share issuances that were redeemed totaling $3.3 million ($2.9 million in property operating and leasing and $0.6 million in general and administrative), in accordance with EITF Topic D-42.

As part of the April 23, 2004 early vesting of stock grants mentioned in Notes 2, the Company withheld shares (based on employee’s election) with a fair value of $2.5 million in order to pay employee related taxes based on the statutory rate.  These shares were retired.

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

	Three Month Ended June 30 ,		Six Month Ended June 30 ,
	2004	2003	2004	2003

Proforma results of operations assuming new method of accounting for certain developer notes was applied retroactively:

Net income	$15,285	$18,837	$35,641	$40,673
Preferred dividends	(837)	(4,996)	(1,724)	(7,519)

Net income available to common shareholders	$14,448	$13,841	$33,917	$33,154

Basic EPS:
Net income available to common shareholders	$0.31	$0.30	$0.73	$0.72

Diluted EPS:
Net income available to common shareholders	$0.30	$0.29	$0.70	$0.70

8.                                      Mortgage and Other Notes Receivable

On March 26, 2004, the Company received payment in full for principle and interest on its loan to CalEast of $24.4 million.  The Venture purchased the underlying properties from CalEast at that time.

9.                                      Developer Notes (Tax Increment Financing)

The Company had $9.6 million and $24.3 million of Tax Increment Financing (“TIF”) developer notes outstanding as of June 30, 2004 and December 31, 2003, respectively, which were classified as mortgage and other notes receivable on the Company’s Balance Sheets.  The June 30, 2004 developer notes balance includes only the Company’s developer notes receivable related to the Company’s sold development at the Chicago International Produce Market in the city of Chicago, Illinois.

The Company’s balance of mortgage and other notes receivable decreased from the end of 2003 in conjunction with the sale of its interest in the TIF developer notes receivable relating to the Company’s development at CenterPoint Intermodal Center (“CIC”) in the city of Elwood, Illinois, on January 22, 2004 (described in Note 10).  These TIF Notes represented CenterPoint’s right to receive TIF proceeds on tax parcels that were previously sold at the Company’s development at CIC.

10.                               Mortgage Notes Payable and Other Debt

On January 22, 2004, the Company completed the sale of $48.0 million of TIF Notes from the Company’s development at CIC.  Debt service payments related to the $48.0 million in TIF Notes sold will come from real estate tax increments levied on the CIC land.  One source of this real estate tax increment will be paid by the Company on portions of the CIC development that the Company currently owns.  The second source of real estate tax increment will be derived from portions of the CIC land sold to third parties.  The Company is currently carrying $31.2 million of the $48.0 million in sold TIF Notes on its balance sheet in mortgage notes payable and other debt.  The $16.8 million difference between the $48.0 million in sold TIF Notes and the $31.2 million in debt carried on the Company’s balance sheet represents the discounted value of expected future real estate tax increment payments to be made by third parties resulting from sales of land at CIC, which, absent the sale of the $48.0 million in TIF Notes, would be recognized as a note receivable on the Company’s balance sheet.  This liability, however, is entirely non-recourse to the Company and is not a legal liability of the Company.  The net proceeds from this sale of notes were used to repay a portion of the Company’s unsecured line of credit.

11.                               Senior Unsecured Debt

The Company paid off its outstanding $100.0 million senior unsecured notes, which were bearing interest at a rate of 7.14%, on March 15, 2004, their maturity date.

12.                               Income Taxes

The components of income tax benefit (expense) for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Current:
Federal	$(122)	$(234)	$6	$(145)
State	(29)	—	1	—
Deferred:
Federal	91	(91)	96	39
State	22	(96)	23	16
	$(38)	$(421)	$126	$(90)

The provision for income taxes for the quarter and six months ended June 30, 2004 and 2003 reconcile to the Company’s components of income tax expense for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Tax (expense) benefit associated with income from operations on sold properties which is included in discontinued operations	$(9)	$(125)	$(7)	$(181)

Tax (expense) benefit associated with gains and losses on the sale of real estate which is included in discontinued operations	(234)	(293)	(234)	(293)

Tax (expense) benefit associated with gains and losses on the sale of real estate	(112)	—	(112)	—

Provision for income tax (expense) benefit	317	(3)	479	384

Income tax (expense) benefit	$(38)	$(421)	$126	$(90)

The actual tax expense differs from the statutory income tax expense for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Tax benefit (expense) at federal rate	$(71)	$(300)	$36	$(13)
State tax benefit (expense), net of federal benefit	(4)	(30)	16	11
Tax exempt interest, at federal rate	84	62	145	123
Disallowed interest, at federal rate	(4)	—	(28)	—
Other	(43)	(153)	(43)	(211)
	$(38)	$(421)	$126	$(90)

13.                               Commitments and Contingencies

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

At June 30, 2004, five of the properties owned by the Company were subject to purchase options held by certain tenants.  The purchase options were exercisable at various intervals through 2007 for amounts that are greater than the net book value of the assets.

14.                               Earnings Per Common Share

The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the quarter and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except for share data)		(in thousands, except for share data)
Numerators:

Income from continuing operations	$12,385	$8,887	$25,735	$17,804
Gain on sale of real estate, net of tax	177	2,916	177	2,916
Dividend on preferred shares	(837)	(4,996)	(1,724)	(7,519)
Income available to common shareholders from continuing operations - for basic and diluted EPS	$11,725	$6,807	$24,188	$13,201

Discontinued operations:
Gain on sale, net of tax	2,543	5,384	9,117	16,838
Income from operations of sold properties, net of tax	180	1,650	612	3,115
Discontinued operations - for basic and diluted EPS	$2,723	$7,034	$9,729	$19,953

Cumulative effect of change in accounting principle - basic and diluted EPS		$—		$6,528

Net income available to common shareholders - for basic and diluted EPS	$14,448	$13,841	$33,917	$39,682

Denominators:

Weighted average common shares outstanding - for basic EPS	46,707,416	45,873,108	46,544,728	45,836,617
Effect of share options and grants	1,606,164	1,364,039	1,708,805	1,290,551
Weighted average common shares outstanding - for diluted EPS	48,313,580	47,237,147	48,253,533	47,127,168

Basic EPS:
Income available to common shareholders from continuing operations	$0.25	$0.15	$0.52	$0.29
Discontinued operations	0.06	0.15	0.21	0.44
Cumulative effect of change in accounting principle	—	—	—	0.14
Net income available to common shareholders	$0.31	$0.30	$0.73	$0.87

Diluted EPS:
Income available to common shareholders from continuing operations	$0.24	$0.14	$0.50	$0.28
Discontinued operations	0.06	0.15	0.20	0.42
Cumulative effect of change in accounting principle	—	—	—	0.14
Net income available to common shareholders	$0.30	$0.29	$0.70	$0.84

The assumed conversion of the convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the periods presented, would be anti-dilutive.

15.                               Subsequent Events

On July 12, 2004, the Company closed on the issuance of $150.0 million in principle amount of seven-year medium-term notes with a face coupon rate of 5.25%, maturing on July 15, 2011.  Adjusted for the final settlement of a $75 million hedge placed in May 2004 and other financing costs, the net proceeds of $147.2 million were used to pay down the Company’s line of credit.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the historical operating results of the Company.  The discussion should be read in conjunction with the Company’s Form 10-K filed for the fiscal year ended December 31, 2003 and the unaudited financial statements presented with this Form 10-Q.

Executive Summary

In the second quarter and the first six months of 2004, the Company achieved earnings expectations.  Year-over-year net income comparisons were affected by a first quarter 2003 “cumulative effect of a change in accounting principle” of $6.5 million.  Excluding this charge, net income increased slightly when comparing the first half of 2004 to the first half of 2003.  The Company’s second quarter and year to date activity is highlighted below (unaudited):

•                                          Expanding Investment Pipeline – Year to date, the Company has acquired or completed the construction on investments totaling $86.2 million.  As of the end of the second quarter, the Company had a large investment pipeline, 4 million square feet of acquisitions under letter of intent and 3 million square feet under construction.

•                                          Leasing Activity Within Plan – As of June 30, 2004, the Company has renewed, replaced or sold 25.5% of all of its 2004 expiring leases.  This is slightly slower than budget.  However, demand has been good and the Company is on track to meet our objectives for the year.

•                                          Robust Disposition Market – In the first half of 2004, the Company and its affiliates completed $122.3 million of dispositions, in line with its expectations, and the Company expects to continue to see strong demand for industrial property investments.

We believe these trends will continue throughout 2004, helping us to attain our goals for investments, operations and earnings.

Results of Operations

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003.

Revenues

Total revenues increased $12.4 million or 32.8% over the same period last year due to revenue from a full period of 2003 investments, revenue from a partial period of 2004 investments, strengthening market conditions and two large lease buyouts in 2004.

In the second quarter of 2004, 82.5% of total revenues of the Company were derived primarily from minimum rents, straight-line rents, expense reimbursements and mortgage interest income (“operating and investment revenue”), pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse and other industrial properties.  Operating and investment revenue increased $6.7 million when comparing periods to a full period of 2003 investments and a partial period of 2004 investments.  In the second quarter of 2003, operating and investment revenue as a percentage of total revenues was 92.7%.  This percentage decreased as a result of the increased real estate fee income in 2004 from lease buyout fees earned, which contributed to the increased total revenues.

Operating and investment revenue increased $6.4 million due to a full period of 2003 investments, increased occupancy and strengthening economic conditions.  The Company’s occupancy rate on in-service properties dipped slightly at 91.8% (unaudited) in 2004, compared to 93.0% (unaudited) a year ago.

Real estate fee income increased $6.0 million.  This difference was due to lease buyouts totaling $8.4 million earned in the second quarter of 2004.  In 2003, the Company earned development fees on its large rail facility in Rochelle, Illinois for Union Pacific and the completion of four buildings at CMC, in addition to several other fees.  In 2004, the Company did not earn any comparable fees but did recognize a large portion of the previously deferred fees as a result of the sale of 90% of its interest in CMC, in addition to the lease buyout fees mentioned above.

Operating and Nonoperating Expenses

Real estate tax expense and property operating and leasing (“POL”) expense, combined, increased by $4.9 million from year to year.  Real estate taxes increased by $1.5 million due mainly to a full period of taes on 2003 investments.  The following is a breakdown of the composition of the Company’s POL costs.

	Three Months Ended June 30,
	2004	2003

Property operating
includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$3,203	$3,052

Property management
includes property management and portfolio construction department	1,546	1,268

Asset management
includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	4,794	1,799

Total property operating and leasing	$9,543	$6,119

POL costs include operating costs for property management, investment and dispositions, accounting and information systems personnel, consistent with the Company’s active portfolio management and investment focus.  POL costs increased in 2004 mainly due to the $2.9 million effect of the early vesting of restricted share grants in the second quarter of 2004 after the Company achieved certain performance targets.

General and administrative expenses increased by $0.7 million due mainly to the $0.6 million effect of the early vesting of share grants in the second quarter of 2004 mentioned above.

Depreciation and amortization increased $1.6 million when comparing 2004 and 2003 due to a full period of depreciation and amortization on 2003 investments.

Interest income decreased $0.1 million when comparing periods due to lower average note balances in 2004 when compared to 2003.

Interest expense increased by $1.5 million over the same period last year due to higher average debt balances in 2004 when compared to 2003 ($853.5 million in 2004 compared to $730.1 million in 2003).  In 2004, the Company’s weighted average interest rate, including financing costs, was 4.2% compared to 4.7% in 2003.

Amortization of deferred financing costs remained nearly constant when comparing periods.

The benefit from income taxes increased by $0.3 million when comparing periods.  This was caused by slight operating losses on properties held at the Company’s taxable REIT subsidiary level.

Equity in net income of affiliates decreased $0.5 million when comparing periods, due to the first quarter 2004 sale of 90% of the Company’s interest in CMC.  Therefore, the Company realized only roughly 5% of the operating results of those properties.

The Company has adopted FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a replacement of FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and the accounting and reporting provisions of APB No. 30, “Reporting of Operations – Reporting the Effects of Disposal of a Segment of the Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“FAS 144”).  Due to the implementation of FAS 144, the gain/loss from the sale of operating properties and the net income earned on operating properties sold are classified as discontinued operations.

Gains on the sale of real estate from discontinued operations decreased by $2.8 million due to larger gains on sales of operating properties in 2003, compared to 2004.  For 2004, this category includes gains on the sale of six operating properties sold in the second quarter of 2004 compared to four operating properties sold in the second quarter of 2003.  This decrease in gains on the sale of discontinued operations and the decrease in non-discontinued operations gains mentioned below were compensated by the large increase in real estate fee income due to buyout fees earned in the period.

Also, the 2004 net income from sold operating properties decreased by $1.5 million when compared to 2003 because the prior year’s numbers include the operations of all operating properties that were sold any time in 2003 and prior to 2004.  Therefore, they had no operations in the second quarter of 2004.

Gains on the sale of real estate decreased $2.7 million.  This line item includes gains on the sale of three non-operating properties sold in 2004 compared to one non-operating properties sold in 2003.

Preferred dividends in 2004 decreased $4.2 million due to the 2003 redemption of the Company’s 8.48% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”).  In the second quarter of 2003, the Company also recognized a $3.1 million charge to earnings for the original offering costs associated with the Series A Preferred

Shares.  The remaining decrease is attributable to preferred dividends saved as a result of the redemption.

Net Income

Net income available to common shareholders increased $0.6 million or 4.4% due mainly to the lease buyout fees recognized and the overall improvement in leasing activity.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003.

Revenues

Total revenues increased $16.9 million or 22.1% over the same period last year due mainly to increased earnings from minimum rents, straight-line rents, expense reimbursements and mortgage interest income (operating and investment revenue) from a full period of 2003 investments and a partial period of 2004 investments, strengthening market conditions, and two large lease buyouts in 2004.

In the first six months of 2004, 89.2% of total revenues of the Company were derived primarily from operating and investment revenue, pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse and other industrial properties.  In the first six months of 2003, operating and investment revenue as a percentage of total revenues was 91.0%.  Operating and investment revenue increased $13.7 million due to a full period of 2003 investments, increased occupancy and strengthening economic conditions.

Real estate fee income increased $3.2 million due to the recognition of $8.4 million in lease buyout fees in the second quarter of 2004.  This was offset by a greater number and larger dollar amount of projects earning development fees in 2003 compared to 2004.  In 2003, the Company earned development fees on its large rail facility in Rochelle, Illinois for Union Pacific and the completion of four buildings at CMC, in addition to several other fees.  In 2004, the Company did not earn any comparable fees but did recognize a large portion of the previously deferred fees as a result of the sale of 90% of its interest in CMC in the first quarter of 2004.

Operating and Nonoperating Expenses

Real estate tax expense and POL expense, combined, increased by $6.9 million from year to year.  Real estate taxes increased by $2.5 million due mainly to a full period of taxes on 2003 investments.  The following is a breakdown of the composition of the Company’s POL costs.

	Six Months Ended June 30,
	2004	2003

Property operating
includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$6,976	$6,119

Property management
includes property management and portfolio construction costs	3,128	2,545

Asset management
includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	6,558	3,566

Total property operating and leasing	$16,662	$12,230

POL costs include operating costs for property management, investment and dispositions, accounting and information systems personnel, consistent with the Company’s active portfolio management and investment focus.  POL costs increased in 2004 mainly due to the $2.9 million effect of the early vesting of restricted share grants in the second quarter of 2004 after the Company achieved certain performance targets.  The remainder of the increase was due to increased operating costs on certain properties.

General and administrative expenses increased by $0.9 million due mainly to the $0.6 million effect of the early vesting of share grants in the second quarter of 2004 mentioned above.

Depreciation and amortization increased $3.7 million when comparing 2004 and 2003 due to a full period of depreciation and amortization on 2003 investments.

Interest income decreased $0.4 million due to interest earned in 2003 on the unsecured loan to CalEast for the Home Depot distribution facilities, which was outstanding in full for two months in the first quarter of 2003.  This loan was partially repaid at the end of the first quarter of 2003 and this same balance was outstanding for only the first three months of 2004.

Interest expense increased by $3.2 million over the same period last year due to higher average debt balances in 2004 when compared to 2003 ($845.0 million in 2004 compared to $735.0 million in 2003).  This increase in average debt balances was due in part to the redemption of $75.0 million of the Company’s Series C Cumulative Redeemable Preferred Shares in the third quarter of 2003, which shares were issued to accommodate the redemption of the Company’s Series A Preferred Shares in the second quarter of 2003.

Amortization of deferred financing costs remained nearly constant when comparing periods.

The benefit from income taxes increased by a slight amount when comparing periods.  There was little change in the activity in this account.

Equity in net income of affiliates increased only slightly when comparing periods, due to the Company’s interest in CMC’s operating properties up to the point of sale of 90% of its interest in

CMC in the first quarter of 2004.  In 2003, these CMC properties were not in operation during the first half of the year.

Gains on the sale of real estate from discontinued operations decreased by $7.7 million when comparing the first six months of 2004 to the first six months of 2003 due to larger gains on sales of operating properties in 2003.  For 2004, this category includes gains on the sale of 10 operating properties sold in the first half of 2004 compared to 10 operating properties sold in the first half of 2003.  This decrease in discontinued operations gains was offset by the increase in non-discontinued operations gains mentioned below and the increase in real estate fees from the lease buyouts mentioned above.

Also, the 2004 and 2003 net income from sold operating properties decreased by $2.5 million because the prior year’s numbers include the operations of all operating properties that were sold prior to 2004, so they had no operations in the first half of 2004.

Gains on the sale of real estate, net of tax increased by $3.1 million when comparing periods due to the Company’s sale of 90% of its equity interest in CMC for a gain of $5.9 million in the first quarter of 2004.  There was no comparable activity in 2003.

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

Preferred dividends decreased $5.8 million due to the 2003 redemption of the Company’s Series A Preferred Shares.  In the second quarter of 2003, the Company recognized a $3.1 million charge to earnings for the original offering costs associated with the Series A Preferred Shares.  The remaining decrease is attributable to preferred dividends saved as a result of the redemption.

Net Income

Net income available to common shareholders decreased $5.8 million or 14.5% due mainly to the 2003 cumulative effect of change in accounting principle mentioned above.  Without the $6.5 million cumulative effect in 2003, net income available to common shareholders increased due mainly to strengthening market conditions.

Liquidity and Capital Resources

Operating and Investment Cash Flow

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital issuances, have been used to fund, on a long term basis, acquisitions and other capital costs.  However, in the first six months of 2004, cash flow from operations provided $35.4 million, which was slightly less than the $38.4 million in preferred and common distributions.  This deficiency was caused by the payment of the Company’s annual bonuses in the first quarter of the year and the payment of interest on certain unsecured debt.  This first half shortfall is consistent with prior years, and excludes all gains on the sale of real estate and related assets which are a large portion of the Company’s earnings.  The Company expects the year’s operating cash flow and earnings from property dispositions to be sufficient to fund distributions and a significant portion of future investment activities.

For the first six months of 2003, the Company’s investment activities included acquisitions of $54.0 million, advances for construction in progress of $49.6 million and additions to properties of $16.8 million.  These activities were funded with proceeds from the disposition of real estate and its equity interest in CMC of $67.8 million and repayment of mortgage and note receivable investments of $30.3 million.  A portion of the excess funds were used to repay a portion of the Company’s line of credit.

Equity and Share Activity

During the first six months of 2004, the Company paid distributions on common shares of $36.6 million or $0.78 per share (adjusted to account for the June 30 share split).  Also, in 2004, the Company paid dividends on its Series B Preferred Shares of $1.7 million or $1.875 per share.  The following factors, among others, will affect the future availability of funds for distribution:  (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company’s unsecured line of credit and (iv) the terms of future debt agreements.

Debt Capacity

The Company seeks to maintain debt capacity substantially in excess of anticipated requirements, considering all available funding sources.  At June 30, 2004, the Company’s debt constituted approximately 31.2% of its total market capitalization of $2.7 billion.  At June 30, 2004, the Company’s common equity market capitalization was approximately $1.8 billion.

Liquidity

On July 12, 2004, the Company closed on the issuance of $150.0 million in principal amount of seven year senior unsecured medium-term notes with a coupon rate of 5.25%.  The effective cost on the notes is 5.58% per annum, adjusted for the settlement on a $75.0 million interest rate lock agreement placed in May 2004.  The Company used the proceeds from this issuance to repay a portion of its line of credit, leaving the Company’s line of credit balance at $157.2 million as of July 13, 2004.

The Company believes it has strong liquidity and capital resources available to meet its current needs.  In addition to its line of credit, the Company supplements internally generated funds from disposition activities and retained cash flow with proceeds from long term financings.  The following transactions were concluded in the first six months of 2004 in addition to the debt offering mentioned above:

•                                          On January 22, 2004, the Company completed the sale of $48.0 million of TIF Notes from the Company’s development at CIC.  $31.2 million of these notes appear on the Company’s books as a liability at June 30, 2004 relating to the increment providing tax parcels that are still owned by the Company.  This note liability, however, is entirely non-recourse to the Company and is not a legal liability of the Company.  Proceeds from this sale were used to repay a portion of the Company’s unsecured line of credit.

•                                          The Company paid off its outstanding $100.0 million senior unsecured notes, which were bearing interest at a rate of 7.14%, on March 15, 2004, their maturity date.  The Company utilized proceeds from its line of credit to repay the debt.

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

Recent Pronouncements

On December 24, 2003, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” – an interpretation of ARB 51 (“FIN 46R”) was issued.  FIN 46R includes modifications that have been incorporated directly into the revised FIN 46, rather than into a new interpretation that amends FIN 46.  FIN 46R incorporated much of the guidance previously issued in the form of FASB Staff Positions (“FSPs”).  The Company is required to apply FIN 46R to all of its investments that are subject to FIN 46R no later than the end of the first reporting period that ends after March 15, 2004.  However, the Company is required to apply the provisions of FIN 46 or FIN 46R to investments in entities that are considered to be special-purpose entities December 31, 2003.  The Company did not have any investments in entities that are considered special-purpose entities as of December 31, 2003.  The Company has evaluated its investments that are subject to FIN 46R for the quarter ended June 30, 2004 which has not resulted in the consolidation of any entities.  FIN 46 and FIN 46R do not have an impact on net income available to common shareholders or the Company’s liquidity.

Subsequent Events

As mentioned above, on July 12, 2004, the Company closed on the issuance of $150.0 million in principal amount of seven year senior unsecured medium-term notes with a coupon rate of 5.25%.  The Company received $147.2 million in net proceeds after financing costs and the $1.7 million settlement of a $75.0 million interest rate lock agreement which was initiated in May 2004.  The net proceeds were used to repay a portion of the Company’s line of credit.

Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due.  The Company has excluded information on its purchase of maintenance services for its operating properties.  The maintenance agreements are not long-term in nature.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years
	(dollars in thousands)

Long term debt obligations (1)	$1,033,782	$127,659	$345,392	$45,672	$515,059
Operating and lease obligations	—	—	—	—	—
Purchase obligations (2)	49,908	49,908	—	—	—
Long-term liabilities	—	—	—	—	—
Total	$1,083,690	$177,567	$345,392	$45,672	$515,059

(1)                                          The long-term debt obligations include both principal and interest amounts which are payable in the specified periods.

(2)                                          The purchase obligations include property development construction contracts outstanding as of June 30, 2004.

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

At June 30, 2004, $394.4 million or 46.5% of the Company’s debt was variable rate debt and $453.3 million or 53.5% of the debt was fixed rate debt.  Based on the amount of variable debt outstanding as of June 30, 2004, a 10% increase or decrease in the Company’s interest rate on the Company’s variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.7 million per year.  A similar change in interest rates on the Company’s fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt.  An increase in interest rates would decrease the fair value of the Company’s fixed rate debt.

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

Item 4.                                                           Controls and Procedures

As of the end of the period covered by this report, John S. Gates, Jr., Chief Executive Officer of the Company, and Paul S. Fisher, Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company (as defined in applicable rules of the Securities and Exchange Commission) and concluded that they are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion.  There were no changes in the Company’s internal control over financial reporting that were identified in connection with such evaluation that occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                                                           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On March 2, 2004, the Company’s Board of Trustees approved a proposed amendment to the Company’s Declaration of Trust to increase the number of authorized Common Shares from 50 million to 120 million Shares in order to accommodate a two-for-one split of the Common Shares.  The Declaration of Trust amendment was approved by the shareholders at the annual shareholder meeting held on May 18, 2004.  The record date for the Share split was June 1, 2004 with a distribution date of June 30, 2004.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 18, 2004.  This meeting was held prior to the effective date of the two-for-one Share split, so all vote counts are presented pre-Share split.  23,476,838 shares were entitled to vote and the voting results were as follows:

1.                                       Election of Trustees:

Trustee	Voted in Favor	Vote Withheld

Nicholas C. Babson	21,238,076	159,855
Martin Barber	16,210,740	5,187,191
Norman R. Bobins	21,163,520	234,411
Alan D. Feld	21,237,966	159,965
Paul S. Fisher	17,004,106	4,393,825
John S. Gates, Jr.	17,103,471	4,294,460
Michael M. Mullen	17,028,271	4,369,660
Thomas E. Robinson	21,020,907	337,024
John C. Staley	20,933,678	404,253
Robert L. Stovall	17,040,408	4,357,523

2.                                       Approval of an amendment to the Declaration of Trust increasing the authorized number of shares of beneficial interest

Voted in Favor	Voted Against	Abstained
16,401,190	4,221,121	775,620

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description

10.1	Share Option Agreement between the Company and each of Nicholas Babson, Martin Barber, Norman Bobins, Alen D. Feld, Thomas E. Robinson, John C. Staley and Robert Stovall.

10.2	Share Grant Agreement between the Company and each of Nicholas Babson, Martin Barber, Norman Bobins, Alen D. Feld, Thomas E. Robinson, John C. Staley and Robert Stovall.

10.3	Restricted Share Grant Agreement between the Company and each of Nicholas Babson, Martin Barber, Norman Bobins, Alen D. Feld, Thomas E. Robinson, John C. Staley and Robert Stovall.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 26, 2004, the Company furnished on Form 8-K a copy of its press release dated April 20, 2004 announcing the financial results of the Company for the first quarter of 2004.

On May 12, 2004, the Company filed on Form 8-K a copy of its letter to Institutional Shareholder Services.

On May 19, 2004, the Company filed on Form 8-K a copy of its press release dated May 13, 2004 providing an update to the status of the $400-500 million portfolio sale which was previously announced in an April 14, 2004 press release.

On May 24, 2004, the Company filed on Form 8-K to reflect the reclassification of operations to discontinued operations for certain properties sold in 2004 and its effect on the historical financial statements reported in the Company’s 2003 Form 10-K.

On June 10, 2004, the Company filed a Form 8-K describing the effect of the share split announced on May 19, 2004 on certain of the Company’s registration statements and on its Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST
a Maryland business trust

	By:	/s/ Paul S. Fisher
Paul S. Fisher
Executive Vice President and
Chief Financial Officer
August 6, 2004		(Principal Accounting Officer)