Form 10-Q
period 2004-09-30
CENTERPOINT PROPERTIES TRUST
filed 2004-11-08
CIK 912893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

Indicate the number of Common Shares of Beneficial Interest outstanding as of November 8, 2004:  48,743,616.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	September 30, 2004	December 31, 2003
	(UNAUDITED)
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$220,872	$194,965
Buildings	860,579	824,248
Building Improvements	160,636	148,519
Furniture, fixtures and equipment	25,776	24,516
Construction in progress	158,543	150,126
	1,426,406	1,342,374
Less accumulated depreciation and amortization	(186,607)	(169,387)
Real estate held for sale, net of depreciation	3,155	6,302
Net investment in real estate	1,242,954	1,179,289

Cash and cash equivalents	2,540	231
Restricted cash and cash equivalents	103,209	42,520
Tenant accounts receivable, net	39,268	36,891
Mortgage and other notes receivable	17,845	63,084
Investments in and advances to affiliates	18,443	47,139
Prepaid expenses and other assets	22,205	21,799
Deferred expenses, net	31,469	28,289
	$1,477,933	$1,419,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable and other debt	$45,605	$26,955
Senior unsecured debt	550,000	500,000
Tax-exempt debt	94,210	94,210
Line of credit	192,200	213,700
Accounts payable	21,921	19,707
Accrued expenses	66,890	70,275
Rents received in advance and security deposits	11,678	11,894
	982,504	936,741
Commitments and contingencies
Shareholders’ equity
Series B Convertible Preferred Shares, 392,723 and 983,712 issued and outstanding having a liquidation preference of $50 per share ($19,636) and ($49,186), respectively	1	1
Common Shares of Beneficial Interest, $.001 par value, 120,000,000 shares authorized; 48,352,546 and 46,691,754 issued and outstanding, respectively	48	47
Additional paid-in-capital	541,506	535,048
Accumulated deficit	(29,741)	(37,253)
Accumulated other comprehensive loss	(6,851)	(5,924)
Unearned compensation - restricted shares	(9,534)	(9,418)
Total shareholders’ equity	495,429	482,501
	$1,477,933	$1,419,242

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Minimum rents	$29,620	$25,503	$88,941	$75,229
Straight line rents	1,497	1,485	2,959	2,094
Expense reimbursements	8,978	7,526	26,978	22,736
Mortgage interest income	174	343	688	1,032
Real estate fee income	167	3,608	10,215	10,479
Total revenue	40,436	38,465	129,781	111,570

Expenses:
Real estate taxes	8,947	7,236	26,798	22,604
Property operating and leasing	7,992	5,444	24,363	17,405
General and administrative	2,797	1,785	7,186	5,287
Depreciation and amortization	9,578	8,212	28,657	23,652
Total expenses	29,314	22,677	87,004	68,948

Other income / (expense)
Interest income	425	429	1,361	1,785
Interest expense	(8,844)	(6,847)	(23,588)	(18,400)
Amortization of deferred financing costs	(932)	(741)	(2,606)	(2,495)
Total other income / (expense)	(9,351)	(7,159)	(24,833)	(19,110)

Income from continuing operations before income taxes and equity in net income of affiliate	1,771	8,629	17,944	23,512
(Provision for) benefit from income tax expense	303	(1,384)	740	(1,716)
Equity in net income of affiliate	683	780	1,466	1,489
Gain from sale of equity interest	—	—	5,851	—

Income from continuing operations	2,757	8,025	26,001	23,285

Discontinued operations:
Gain on sale, net of tax	26,570	6,248	35,687	23,742
Income from operations of sold properties, net of tax	951	2,791	4,053	7,795

Income before gain on sale of real estate, and cumulative effect of change in accounting principle	30,278	17,064	65,741	54,822
Gain on sale of real estate, net of tax	—	2,084	177	4,999

Income before cumulative effect of change in accounting principle	30,278	19,148	65,918	59,821
Cumulative effect of change in accounting principle, net of tax	—	—	—	6,528
Net income	30,278	19,148	65,918	66,349
Preferred dividends	(368)	(1,158)	(2,092)	(8,677)

Net income available to common shareholders	$29,910	$17,990	$63,826	$57,672

Basic EPS:
Income available to common shareholders from continuing operations	$0.05	$0.19	$0.51	$0.43
Discontinued operations	0.58	0.20	0.85	0.69
Cumulative effect of change in accounting principle	—	—	—	0.14
Net income available to common shareholders	$0.63	$0.39	$1.36	$1.26

Diluted EPS:
Income available to common shareholders from continuing operations	$0.05	$0.19	$0.49	$0.41
Discontinued operations	0.55	0.19	0.82	0.67
Cumulative effect of change in accounting principle	—	—	—	0.14
Net income available to common shareholders	$0.60	$0.38	$1.31	$1.22

Distributions per common share	$0.390	$0.304	$1.170	$0.911

Proforma net income assuming new method of accounting for certain developer notes was applied retroactively (see Note 7)	$30,278	$19,148	$65,918	$59,821

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$30,278	$19,148	$65,918	$66,349

Other comprehensive income:
Mark-to-market adjustment on settlement of interest rate protection agreements	1,128	3,651
Settlement of interest rate protection agreements	(1,739)	(972)	(1,739)	(972)
Amortization of interest rate protection agreements	298	245	812	689

Comprehensive income	$29,965	$22,072	$64,991	$66,066

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net Income	$65,918	$66,349
Adjustments to reconcile net income to net cash provided by operating activities	—	(6,528)
Cumulative effect of change in accounting principle
Bad debts	1,650	600
Depreciation	26,644	25,030
Amortization of deferred financing costs	2,606	2,495
Other amortization	3,693	1,948
Straight-line rents	(3,661)	(2,872)
Incentive stock awards	4,577	1,647
Equity in net income of affiliates	(1,466)	(1,489)
Distributions received from affiliates	635	1,276
Gain on sale of equity interest	(5,851)	—
Gain on disposal of real estate, net of tax	(35,864)	(28,741)
Net changes in:
Tenant accounts receivable	(2,533)	(2,768)
Prepaid expenses and other assets	6,989	(3,147)
Rents received in advance and security deposits	(13)	(339)
Accounts payable and accrued expenses	(10,420)	(886)
Net cash provided by operating activities	52,904	52,575

Cash flows from investing activities
Change in restricted cash and cash equivalents	(60,689)	16,617
Acquisition of real estate	(100,583)	(40,269)
Additions to construction in progress	(75,897)	(36,803)
Improvements and additions to properties	(19,508)	(10,343)
Disposition of real estate	127,361	37,222
Disposition of equity interest	38,319	—
Change in deposits on acquisitions	(6,032)	(2,189)
Investment in mortgages and notes receivable	—	(82,888)
Repayment of mortgage and other notes receivable	42,152	55,429
Investment in and advances to affiliates	(2,940)	(14,358)
Receivables from affiliates and employees	38	23
Additions to deferred expenses	(4,574)	(5,333)
Net cash used in investing activities	(62,353)	(82,892)

Cash flows from financing activities
Proceeds from sale of preferred shares	—	75,003
Proceeds from sale of common shares	3,261	4,676
Offering costs paid	—	(2,366)
Proceeds from issuance of mortgage notes payable and other debt	42,023	—
Proceeds from line of credit	298,500	455,500
Proceeds from issuance of unsecured notes payable	—	34,800
Proceeds from issuance of senior unsecured debt	146,517	147,940
Redemption of preferred stock	—	(147,828)
Repayment of line of credit	(320,000)	(333,800)
Repayment of mortgage notes payable and other debt	(981)	(1,126)
Repayment of senior unsecured debt	(100,000)	(150,000)
Distributions - Common	(55,470)	(42,310)
Distributions - Preferred	(2,092)	(5,389)
Net cash provided by financing activities	11,758	35,100
Net change in cash and cash equivalents	2,309	4,783
Cash and cash equivalents, beginning of period	231	910

Cash and cash equivalents, end of period	$2,540	$5,693

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for share data)

(UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust, and its subsidiaries (collectively, the “Company”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the December 31, 2003 Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the December 31, 2003 Audited Financial Statements included in the Company’s annual report on Form 10-K and present interim disclosures as required by the SEC.  The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the interim financial statements.

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

1.             Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

Restricted Share Grants

Under the terms of the CenterPoint Properties Trust 2003 Omnibus Employee Retention and Incentive Plan (the “2003 Plan”), employees were granted restricted shares as follows:

Date	Number of Restricted Shares	Grant Price
March 2, 2004	114,920	$39.50
June 18, 2004	7,600	$37.49

	Number of Restricted Share Equivalents
March 2, 2004	23,508	$39.50

The 2004 restricted share grants were awarded in the name of the participants, each of whom have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions.  Unearned compensation was recorded at the date of award based on the market value of the shares.

The 2004 restricted share equivalents were awarded in the name of the participants, each  having dividend equivalent rights equal to dividends paid to common shareholders.  Upon vesting, under the terms of the share equivalent agreements, the participants will receive cash equal to the number of equivalents held multiplied by the closing price of the Company’s stock on the day the equivalents vest.  The Company is using variable-plan-accounting treatment for these share equivalents.  Changes in the quoted market value of the Company’s shares between the date of grant and each balance sheet date result in a change in the measure of compensation expense for the share equivalents.  The dividend equivalent is recorded as compensation expense in the period the dividend is declared.

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

In addition to the restricted shares granted in 2004 that are described above, as of September 30, 2004, the Company had the following unvested, restricted share grants outstanding at the following grant prices:

Date	Number of Shares	Grant Price
March 7, 2003	223,350	$28.15
March 25, 2003	400	$29.19
May 15, 2003	2,042	$30.05
May 16, 2003	902	$30.275

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income available to common shareholders, as reported	$29,910	$17,990	$63,826	$57,672
Add: share based employee compensation expense	314	559	4,577	1,555
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(911)	(1,046)	(6,369)	(3,017)

Pro forma net income available to common shareholders	$29,313	$17,503	$62,034	$56,210

Per share net income available to common shareholders
Basic - as reported	$0.63	$0.39	$1.36	$1.26
Basic - pro forma	$0.61	$0.38	$1.32	$1.22

Diluted - as reported	$0.60	$0.38	$1.31	$1.22
Diluted - pro forma	$0.60	$0.37	$1.28	$1.20

Common Shares

The Board of Trustees announced on May 19, 2004 that is has authorized management to institute a share repurchase program of up to $100 million.  Purchases will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of a subcommittee of the Board of Trustees.

Preferred Shares

In the first nine months of 2004, the Company received notice of conversion for 590,989 shares of its 7.50% Series B Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”), which were converted into 1,358,526 common shares.

2.             Acquisition and Disposition of Real Estate

In the first nine months of 2004, the Company acquired sixteen operating warehouse properties and 134 acres of land for an aggregate cost of approximately $102.7 million.  The Company also completed the development of six projects.

In addition, the Company disposed of twenty-four warehouse properties, one retail property and one land parcel for an aggregate sales price of approximately $137.2 million.  Finally, the

Company sold 90% of its interest in Chicago Manufacturing Campus, as described below in Note 5, for approximately $37.4 million.  All of these real estate transactions resulted in an aggregate gain of $41.7 million, net of tax.

The Company allocated the purchase price of its 2004 acquisitions based on the relative fair value of the assets acquired consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of above and below market leases, in-place lease value, the leasing costs for the in-place lease as if they had been incurred by the Company, and the value of the customer relationship.  For certain property acquisitions where the in-place lease is short term in nature, the Company has underwritten the original purchase as if the customer was vacating upon expiration.  Therefore, for short term leases acquired, the Company has placed no value on the customer relationship.

In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Values for above and below market leases, in-place lease values, and customer relationship values are based on management’s evaluation of the specific characteristics of each customer’s lease and the Company’s overall relationship with the respective customer.  Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing customer relationships include the nature and extent of the Company’s existing business relationships with the customer, growth prospects for developing new business with the customer, the customer’s credit quality and expectations of lease renewals.  The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases and the value of customer relationships are amortized to expense over the anticipated life of the relationships.

For properties acquired during 2004, the Company allocated $3.6 million of acquisition cost to lease value and $0.8 million to customer value, which are both included in deferred expenses, net on the balance sheets.

3.             Discontinued Operations and Assets Held for Sale

The Company’s results of operations include the operating results of both properties disposed and properties held for future sale.  For the periods presented, the Company included all of the results of operations from the 42 operating properties disposed since January 1, 2003 in income from operations of sold properties, net of tax, under discontinued operations.  The following table summarizes certain information regarding the disposed operating properties and the assets held for sale as of September 30, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Discontinued operations:
Total revenues	$1,765	$5,511	$7,566	$16,757
Operating expenses and income taxes	(814)	(2,720)	(3,512)	(8,962)

Income from discontinued operations, net of tax	$951	$2,791	$4,054	$7,795

As of September 30, 2004, the Company had two land parcels in various stages of development held for sale.

4.             Investment in and Advances to Affiliates

The Company accounts for its investments in affiliates using the equity method whereby its cost of investment is adjusted for its share of equity in net income or loss from the date of acquisition and reduced by distributions received.

The Company has applied the principles of FIN 46R to its equity investees and the Company believes that neither the CenterPoint Joint Venture, LLC (“the “Venture”) or the Chicago Manufacturing Campus, LLC are variable interest entities.  The Company has therefore applied the equity method to these investments.  The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.

CenterPoint Joint Venture, LLC

On September 23, 2004, CenterPoint Realty Services Corporation (“CRS”), a wholly owned taxable REIT subsidiary, and CalEast Industrial Investors, LLC  (CalEast”), an investment vehicle between the California Public Employees Retirement System (“CalPERS”) and Jones Lang LaSalle, entered into an amended and restated limited liability company agreement for the Venture.  The agreement extends the Venture for an additional five years, sets forth the terms and conditions relating to the organization of the Venture and sets forth the relationship between the Venture and its members.  The agreement also governs the management, dissolution, liquidation and termination of the Venture.  Pursuant to the agreement, CRS has an equity balance of $12.6 million and an equity commitment in the amount of $66.7 million, and CalEast has an equity balance of $37.9 million and an equity commitment in the amount of $200 million.  The Venture also expanded and extended its line of credit facility to $150.0 million.  At September 30, 2004, CRS maintains a 25% investment in the Venture.

The Company has considered this amendment as a triggering event for the re-evaluation of the Venture as it relates to FIN 46R.  The Company believes that the Venture, as governed by the amended and restated limited liability company agreement, is still not a variable interest entity.

Upon the inception of the Venture in January of 2000, CRS paid $1.8 million in syndication fees relating to the Venture and is amortizing these on a straight-line basis over the life of the Venture, through 2010.  Amortization of syndication fees of $0.2 million for both the nine months ended September 30, 2004 and 2003, is included in equity in net income of affiliates.  Unamortized syndication fees of $0.6 million are included in investments in and advances to affiliates as of September 30, 2004.

Summarized financial information for the Venture is shown below.

Balance Sheet

	September 30, 2004	December 31, 2003

Assets
Net investment in real estate	$111,237	$93,312
Other assets	8,658	3,983
Total assets	$119,895	$97,295

Liabilities
Secured line of credit	$63,700	$55,000
Other liabilities	11,254	10,183
Total liabilities	74,954	65,183

Members’ equity	44,941	32,112

Total liabilities and members’ equity	$119,895	$97,295

Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Rental revenue	$3,075	$1,540	$8,607	$5,459

Expenses
Property management and administrative fees	175	110	502	359
Property, operating and leasing	934	1,406	2,694	2,736
Depreciation and amortization	930	425	2,501	1,340
Interest expense:
Interest incurred, net	584	415	1,583	1,349
Amortization of deferred financing costs	37	142	326	424
Total expenses	2,660	2,498	7,606	6,208

Income from continuing operations	415	(958)	1,001	(749)

Discontinued operations:
Gain on sale	2,364	1,832	2,367	3,633
Income from operations	134	444	605	1,180
Minority interest allocable to discontinued operations	—	(290)	—	(827)

Income before gain on sale of real estate	2,913	1,028	3,973	3,237

Gain on sale of real estate	(2)	(12)	(5)	(533)

Net income	$2,911	$1,016	$3,968	$2,704

At September 30, 2004, the Venture owned 19 warehouse/industrial properties, totaling 2.8 million square feet (unaudited), which were 81.6% leased (unaudited).

During the first nine months of 2004 and 2003, the Company earned fees from the Venture for acquisitions, administrative services and property management services of $0.5 million and $1.2 million, respectively.  At both September 30, 2004 and December 31, 2003, the Company had a $0.1 million receivable for these fees.

Chicago Manufacturing Campus, LLC

At December 31, 2003, Chicago Manufacturing Campus, LLC (“CMC”), was owned 51% by CenterPoint and 49% by Ford Motor Land Development Corporation (“Ford Land”), a real estate subsidiary of Ford Motor Company.  On March 3, 2004, CenterPoint and Ford Land sold 90% of their respective interests in CMC to CalEast CMC Holding LLC, a subsidiary of CalEast.  The remaining 10% of CenterPoint’s and Ford Land’s interests are under contract for sale to CalEast CMC Holding LLC in late 2004 or early 2005.  The Company owns 5.1% of CMC at September 30, 2004.  The Company is accounting for the venture using the equity method.  Summarized financial information for CMC is shown below.

Balance Sheet

	September 30, 2004	December 31, 2003

Assets
Net investment in real estate	$69,465	$74,014
Restricted cash	—	1,051
Other assets	19,795	5,401
Total assets	89,260	80,466

Liabilities	2,393	7,528
Members equity	86,867	72,938

Total liabilities and members equity	$89,260	$80,466

Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Rental revenue	$2,593	$1,698	$7,942	$2,489

Expenses
Property management and administrative fees	56	56	191	84
Property, operating and leasing	554	478	1,816	680
General and administrative	48	3	60	19
Depreciation and amortization	660	384	1,924	456
Interest incurred, net	(13)	(21)	(28)	(66)
Total expenses	1,305	900	3,963	1,173

Net Income	$1,288	$798	$3,979	$1,316

During the first nine months of 2004 and 2003, the Company earned fees from CMC of $19 thousand and $1.3 million, respectively.  $0.5 million of the fees earned were deferred in the first nine months of 2003, due to the Company’s ownership percentage in CMC.  As a result of the 90% membership interest sale mentioned above, the Company was able to recognize $1.2 million in previously deferred fees in the first quarter of 2004.  At September 30, 2004, the Company had $0.3 million in deferred fees outstanding from CMC.  Also at September 30, 2004 and December 31, 2003, the Company had $0 and $0.4 million in fees receivable from CMC, respectively.

5.             Supplemental Information to Statements of Cash Flows (in thousands)

Supplemental disclosures of cash flow information for the nine months ended September 30, 2004 and 2003:

	2004	2003

Interest paid, net of interest capitalized	$26,762	$24,154
Interest capitalized	4,755	6,584

In conjunction with the acquisition of real estate, for the nine months ended September 30, 2004 and 2003, the Company acquired the following asset and assumed the following liability amounts:

	2004	2003

Purchase of real estate	$(102,689)	$(42,777)
Liabilities, net of other assets	2,106	2,508
Acquisition of real estate	$(100,583)	$(40,269)

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the nine months ended September 30, 2004 and 2003:

	2004	2003

Disposal of real estate	$137,165	$83,896
Recognition of TIF developer notes receivable	(7,540)	—
Mortgage and other notes payable assumed by buyers	—	(43,787)
Mortgage notes receivable	(11,273)	(3,482)
Liabilities, net of other assets	9,009	595
Disposition of real estate	$127,361	$37,222

As part of the April 23, 2004 early vesting of stock grants mentioned in Note 2, the Company withheld shares (based on employee’s election) with a fair value of $2.5 million in order to pay employee related taxes based on the statutory rate.  These shares were retired.

In 2003, the Company recorded charges to preferred dividends relating to the original offering cost of preferred share issuances that were redeemed totaling $3.3 million, in accordance with EITF Topic D-42.

6.             Financial Impact of Change in Accounting for Certain Developer Notes

During the fourth quarter of 2003 the Company changed its accounting policy related to developer notes receivable where the sole source of real estate tax increment will be produced by the Company’s own development activities.  At the Company’s development at CenterPoint Intermodal Center (“CIC”) in Elwood, Illinois, the municipality gave the Company the developer notes in exchange for future development.  The CIC property, which encompasses the entire TIF district, was previously owned by the government and had no existing tax base.  Therefore, any real estate taxes levied represent tax increment.

Upon the delivery of an operating property at the CIC, the Company does not recognize the developer notes due to the fact that the future tax increments will be funded by the Company as long as the Company owns the property.  During the time when the Company owns the operating property, real estate taxes paid are later returned to the Company as payment on the developer notes.  As a result, the increment on an owned property is accounted for as a real estate tax abatement, which offsets real estate tax expense.

Upon sale of an operating property, the Company recognizes developer notes based on the present value of the estimated future tax increment that will be paid by the buyer because the Company is still entitled to receive such increment through June 30, 2023.

CenterPoint’s accounting for developer notes is described in detail in the Company’s audited Financial Statements and Notes which are included in the Company’s annual report on Form 10-K for 2003.

	Three Month Ended September 30 ,		Nine Month Ended September 30 ,
	2004	2003	2004	2003

Proforma results of operations assuming new method of accounting for certain developer notes was applied retroactively:

Net income	$30,278	$19,148	$65,918	$59,821
Preferred dividends	(368)	(1,158)	(2,092)	(8,677)

Net income available to common shareholders	$29,910	$17,990	$63,826	$51,144

Basic EPS:
Net income available to common shareholders	$0.63	$0.39	$1.36	$1.11

Diluted EPS:
Net income available to common shareholders	$0.60	$0.38	$1.31	$1.08

7.             Developer Notes (Tax Increment Financing)

The Company included $24.3 million of Tax Increment Financing (“TIF”) developer notes outstanding at December 31, 2003 as mortgage and other notes receivable on the Company’s Balance Sheets.  These notes consisted of $9.3 million relating to the Company’s sold development, Chicago International Produce Market (“CIPM”), in the city of Chicago, Illinois and $15.0 million relating to the Company’s development at CIC.  These TIF developer notes represented

CenterPoint’s right to receive TIF proceeds on tax parcels that were previously sold at the Company’s development at CIC and the CIPM.

8.             Mortgage and Other Notes Receivable

On March 26, 2004, the Company received payment in full for principle and interest on its mortgage loan to CalEast of $24.4 million.  CalEast funded this repayment with proceeds from its sale of the underlying properties to the Venture at that time.  The Company’s balance of mortgage and other notes receivable decreased further in 2004 due to the sale of a portion of its interest in the TIF developer notes for the CIC development in the first quarter of 2004 (described in Note 10) and the early payoff of all the developer notes for the CIPM project in the third quarter of 2004.

9.             Mortgage Notes Payable and Other Debt

On January 22, 2004, the Company completed the sale of $48.0 million of TIF developer notes related to CIC.  Debt service payments related to the $48.0 million in developer notes sold will come from real estate tax increments levied on the entire CIC project.  Real estate tax increment on Company owned parcels will be paid by the Company while third parties will pay the increment on sold properties.  As of September 30, 2004, the Company is carrying $23.8 million of the $48.0 million in sold TIF developer notes on its balance sheet in mortgage notes payable and other debt.  The $24.2 million difference between the $48.0 million in sold TIF Notes and the $23.8 million in debt carried on the Company’s balance sheet represents the discounted value of expected future real estate tax increment payments to be made by third parties resulting from property sales at CIC, which, absent the sale of the $48.0 million in TIF Notes, would be recognized as a note receivable on the Company’s balance sheet.  This liability, however, is entirely non-recourse to the Company and is not a legal liability of the Company.  The net proceeds from this sale of notes were used to repay a portion of the Company’s unsecured line of credit.

10.          Senior Unsecured Debt

The Company paid off its outstanding $100.0 million senior unsecured notes, which were bearing interest at a rate of 7.14%, on March 15, 2004, their maturity date.

On July 12, 2004, the Company issued $150.0 million of seven-year medium-term notes with a face coupon rate of 5.25%, maturing on July 15, 2011.  Adjusted for the final settlement of a $75 million hedge placed in May 2004 and other financing costs, the net proceeds of $146.5 million were used to pay down the Company’s line of credit.

11.          Income Taxes

The components of income tax benefit (expense) for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Current:
Federal	$(1,454)	$(402)	$(1,448)	$(547)
State	(336)	—	(335)	—
Deferred:
Federal	1,700	(909)	1,796	(870)
State	394	(157)	417	(141)
	$304	$(1,468)	$430	$(1,558)

The provision for income taxes for the quarter and nine months ended September 30, 2004 and 2003 reconcile to the Company’s components of income tax expense for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Tax (expense) benefit associated with income from operations on sold properties which is included in discontinued operations	$1	$(123)	$35	$(243)

Tax (expense) benefit associated with gains and losses on the sale of real estate which is included in discontinued operations	—	1	(233)	363

Tax (expense) benefit associated with gains and losses on the sale of real estate	—	38	(112)	38

Provision for income tax (expense) benefit	303	(1,384)	740	(1,716)

Income tax (expense) benefit	$304	$(1,468)	$430	$(1,558)

The actual tax expense differs from the statutory income tax expense for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Tax benefit (expense) at federal rate	$268	$(670)	$305	$(683)
State tax benefit (expense), net of federal benefit	38	(80)	54	(69)
Tax exempt interest, at federal rate	22	61	167	184
Disallowed interest, at federal rate	2	(602)	(26)	(602)
Other	(26)	(177)	(70)	(388)
	$304	$(1,468)	$430	$(1,558)

12.          Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the purchase, disposition, ownership and operations of its properties.  The Company is currently involved in litigation with a partner in its equipment leasing venture, CenterPoint Equipment Capital Corporation, regarding the expiration of the venture.  In management’s opinion, the possibility that this litigation or any other current litigation would result in a materially adverse effect on the consolidated financial position, results of operations, or liquidity of the Company, is remote.

The Company has entered into other contracts for the acquisition and disposition of properties.  Each acquisition transaction is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the projects.

At September 30, 2004, two of the properties owned by the Company were subject to purchase options held by certain tenants.  The purchase options were exercisable at various intervals through 2006 for amounts that are greater than the net book value of the assets.

13.          Earnings Per Common Share

The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for the quarter and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except for share data)		(in thousands, except for share data)
Numerators:

Income from continuing operations	$2,757	$8,025	$26,001	$23,285
Gain on sale of real estate, net of tax	—	2,084	177	4,999
Dividend on preferred shares	(368)	(1,158)	(2,092)	(8,677)
Income available to common shareholders from continuing operations - for basic and diluted EPS	$2,389	$8,951	$24,086	$19,607

Discontinued operations:
Gain on sale, net of tax	26,570	6,248	35,687	23,742
Income from operations of sold properties, net of tax	951	2,791	4,053	7,795
Discontinued operations - for basic and diluted EPS	$27,521	$9,039	$39,740	$31,537

Cumulative effect of change in accounting principle - basic and diluted EPS		$—		$6,528

Net income available to common shareholders - for basic and diluted EPS	$29,910	$17,990	$63,826	$57,672

Denominators:

Weighted average common shares outstanding - for basic EPS	47,847,791	46,021,932	46,989,220	45,913,580
Effect of share options and grants	1,757,454	1,492,062	1,719,276	1,357,336
Weighted average common shares outstanding - for diluted EPS	49,605,245	47,513,994	48,708,496	47,270,916

Basic EPS:
Income available to common shareholders from continuing operations	$0.05	$0.19	$0.51	$0.43
Discontinued operations	0.58	0.20	0.85	0.69
Cumulative effect of change in accounting principle	—	—	—	0.14
Net income available to common shareholders	$0.63	$0.39	$1.36	$1.26

Diluted EPS:
Income available to common shareholders from continuing operations	$0.05	$0.19	$0.49	$0.41
Discontinued operations	0.55	0.19	0.82	0.67
Cumulative effect of change in accounting principle	—	—	—	0.14
Net income available to common shareholders	$0.60	$0.38	$1.31	$1.22

The assumed conversion of the convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the periods presented, would be anti-dilutive.

14.          Subsequent Events

On October 8, 2004, CenterPoint completed the acquisition of 24 industrial buildings totaling 3.4 million square feet as well as 128 acres of land from Prime Group Realty Trust (the “Prime Acquisition”).  The gross purchase price was approximately $98.7 million.   In connection with the completed portion of the Prime Acquisition, the Company assumed $24.9 million of tax exempt debt and $13.9 million of fixed rate debt.  The acquisition of six additional buildings totaling 360,625 square feet is expected to close in early November 2004 for approximately $26.4 million after the receipt of lender consent and satisfaction of certain customary closing conditions.  The combined 30 building portfolio totaling 3.8 million square feet represents substantially all of

Prime’s industrial holdings and is located in a variety of industrial submarkets throughout metropolitan Chicago.

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

Executive Summary

In the third quarter and the first nine months of 2004, the Company achieved earnings expectations.  Year-over-year net income comparisons were affected by a first quarter 2003 “cumulative effect of a change in accounting principle” of $6.5 million and the second quarter 2003 D-42 charge for the original offering costs of preferred shares that were redeemed.  Excluding these charges from 2003, net income increased when comparing the first three quarters of 2004 to the first three quarters of 2003, due mainly to increased gains on sale of real estate.  The Company’s third quarter and year to date activity is highlighted below (unaudited):

•                                          Expanding Investment Pipeline – Year to date, the Company has acquired or completed the construction on investments totaling $171.1 million.  Shortly following the end of the third quarter, the Company completed the acquisition of an additional $98.7 million in investments.  Additionally, the Company has $87.4 million in developments under construction as of the end of the quarter.

•                                          Leasing Activity Within Plan – As of September 30, 2004, the Company has renewed, replaced or sold 49.0% of all of its 2004 expiring leases.  Although trailing budgeted expectations, demand has been good and the Company is on track to meet its objectives for the year.

•                                          Robust Disposition Market – In the first three quarters of 2004, the Company and its affiliates completed $236.3 million of dispositions, in line with its expectations, and the Company is continuing to see strong demand for industrial property investments.

2004 has been a very active period for the Company, and we continue to be on track to attain our investment, operations and earnings goals for 2004.

Additionally, during the third quarter of 2004, the Company announced its board of trustees has approved a management transition and four executive promotions, which will go into effect January 1, 2005.  Under this plan, John S. Gates, Jr., CenterPoint’s Co-Chairman and Chief Executive Officer, will relinquish the CEO title and will transition to the role of an active Co-Chairman of the Board focusing on strategic, capital allocation and industry matters.  Concurrently, Michael M. Mullen, President and Chief Operating Officer, will become Chief Executive Officer.  Paul S. Fisher, Chief Financial Officer, will take on the additional role of President.  Paul T. Ahern, current Chief Investment Officer, will assume the title of Executive Vice President and Chief Operating Officer.  James N. Clewlow, Senior Vice President of Investments, will be named Executive Vice President and Chief Investment Officer.

Results of Operations

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003.

Revenues

Total revenues increased $2.0 million or 5.1% over the same period last year due to revenue from a full period of 2003 investments, revenue from a partial period of 2004 investments and strengthening market conditions.

In the third quarter of 2004, 99.6% of total revenues of the Company were derived primarily from minimum rents, straight-line rents, expense reimbursements and mortgage interest income (“operating and investment revenue”), pursuant to the terms of customer leases and mortgages for occupied space at warehouse and other industrial properties.  In the third quarter of 2003, operating and investment revenue as a percentage of total revenues was 90.6%.  This percentage increased as a result of the decreased real estate fee activity in the third quarter of 2004 when compared to 2003.

Operating and investment revenue increased $5.4 million due to a full period of 2003 investments, increased occupancy and strengthening economic conditions.  The Company’s occupancy rate on in-service properties dipped slightly to 91.4% (unaudited) in 2004, compared to 93.7% (unaudited) a year ago.

Real estate fee income decreased $3.4 million.  In 2003, the Company earned development fees on its large rail facility in Rochelle, Illinois for Union Pacific and the completion of four buildings at CMC, in addition to several other fees.  In the third quarter of 2004, the Company did not earn any comparable fees.

Operating and Nonoperating Expenses

Real estate tax expense and property operating and leasing (“POL”) expense, combined, increased by $4.3 million from year to year.  Real estate taxes increased by $1.7 million due mainly to a full period of taxes on 2003 investments and a partial period of taxes on 2004 investments.  The following is a breakdown of the composition of the Company’s POL costs.

	Three Months Ended September 30,
	2004	2003

Property operating
includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$4,748	$2,421

Property management
includes property management and portfolio construction department	1,659	1,228

Asset management
includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	1,585	1,795

Total property operating and leasing	$7,992	$5,444

POL costs include operating costs for property management, investment and dispositions, accounting and information systems personnel, consistent with the Company’s active portfolio management and investment focus.  POL costs increased when comparing the third quarter of 2003 to 2004 due to an increase in the bad debt reserve of $1.5 million in 2004 due to the bankruptcy of certain customers.  There was no comparable increase to the reserve in 2003.  The remainder of the increase was due to increased payroll and related costs and a projected increase in incentive compensation, due to Company performance.

General and administrative expenses increased by $1.0 million due mainly to increased legal, internal and external audit costs relating to new governance and internal control requirements and a projected increase in incentive compensation, due to Company performance.

Depreciation and amortization increased $1.4 million when comparing 2004 and 2003 due to a full period of depreciation and amortization on 2003 investments and a partial period of depreciation on 2004 investments.

Interest income remained constant when comparing periods.

Interest expense increased by $2.0 million over the same period last year due to higher average debt balances in 2004 when compared to 2003 ($875.6 million in 2004 compared to $812.1 million in 2003).  In 2004, the Company’s weighted average interest rate, including financing costs, was 4.8% compared to 4.9% in 2003.

Amortization of deferred financing costs increased $0.2 million due to the amortization of financing costs on the $150.0 million senior unsecured notes issued in the third quarter of 2004 and the associated hedge settlement.

The Company recorded a benefit of $0.3 million from income taxes because of a reduced level of earnings in its taxable REIT subsidiary in the third quarter of 2004. In the third quarter of 2003, the Company incurred $1.4 million in tax expense due to earnings significant development fees in its taxable REIT subsidiary.

Equity in net income of affiliates decreased $0.1 million when comparing periods, due to the first quarter 2004 sale of 90% of the Company’s interest in CMC.  The previously recognized 51% of earnings was reduced to 5.1% after the sale.

In accordance with FAS 144, the gain/loss from the sale of operating properties and the net income earned on operating properties sold are classified as discontinued operations.

Gains on the sale of real estate from discontinued operations increased by $20.3 million due to the larger volume of sales in 2004, compared to 2003.  For 2004, this category includes gains on the sale of 14 operating properties sold in the third quarter of 2004 compared to three operating properties sold in the third quarter of 2003.

Also, the 2004 net income from sold operating properties decreased by $1.8 million when compared to 2003 because the prior year’s numbers include the operations of all operating properties that were sold prior to September 30, 2004.

Gains on the sale of real estate decreased $2.1 million.  There were no sales of non-operating properties in the third quarter of 2004 compared to two non-operating properties sold in the third quarter of 2003

Preferred dividends in the third quarter of 2004 decreased $0.8 million due mainly to the conversion of 590,989 Series B Preferred Shares to common shares in 2004.  (as discussed in Note 2).

Net Income

Net income available to common shareholders increased $11.9 million or 66.3% due mainly to the increase in gains associated with a higher volume of property dispositions in 2004 and 2003.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003.

Revenues

Total revenues increased $18.2 million or 16.3% over the same period last year due mainly to increased earnings from minimum rents, straight-line rents, expense reimbursements and mortgage interest income (operating and investment revenue) from a full period of 2003 investments and a partial period of 2004 investments, strengthening market conditions, and two large lease buyouts in 2004.

In the first nine months of 2004, 92.1% of total revenues of the Company were derived primarily from operating and investment revenue, pursuant to the terms of customer leases and mortgages for occupied space at the warehouse and other industrial properties.  In the first nine months of 2003, operating and investment revenue as a percentage of total revenues was 90.6%.  Operating and investment revenue increased $18.5 million due to a full period of 2003 investments and strengthening economic conditions.

Real estate fee income decreased $0.3 million in 2004.  In 2003, the Company earned larger development fees, including fees on a large rail facility in Rochelle, Illinois for Union Pacific and the completion of four buildings at CMC.  In 2004, the Company did not earn any comparable fees but did recognize a large portion of previously deferred development fees as a result of the sale of 90% of its interest in CMC and lease termination fees totaling $8.4 million.

Operating and Nonoperating Expenses

Real estate tax expense and POL expense, combined, increased by $11.2 million from year to year.  Real estate taxes increased by $4.2 million due mainly to a full period of taxes on 2003 investments.  The following is a breakdown of the composition of the Company’s POL costs.

	Nine Months Ended September 30,
	2004	2003

Property operating
includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$11,435	$8,271

Property management	4,786	3,773
includes property management and portfolio construction costs

Asset management	8,142	5,361
includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems

Total property operating and leasing	$24,363	$17,405

POL costs include operating costs for property management, investment and dispositions, accounting and information systems personnel, consistent with the Company’s active portfolio management and investment focus.  POL costs increased in 2004 due to the $2.9 million expense of the early vesting of restricted share grants after the Company achieved certain performance targets, a significant increase in the bad debt reserve, increased payroll and related costs and a projected increase in incentive compensation due to the Company’s performance.

General and administrative expenses increased by $1.9 million due in part to the $0.6 million effect of the early vesting of share grants in the second quarter of 2004 mentioned above and increased legal, internal audit and external audit expenses, relating to new governance and regulatory requirements and a projected increase in incentive compensation due to the Company’s performance.

Depreciation and amortization increased $5.0 million when comparing 2004 and 2003 due to a full period of depreciation and amortization on 2003 investments and a partial period of depreciation and amortization on 2004 investments.

Interest income decreased $0.4 million due to interest earned in 2003 on the unsecured loan to CalEast for the Home Depot distribution facilities.

Interest expense increased by $5.2 million over the same period last year due to higher average debt balances in 2004 when compared to 2003 ($855.2 million in 2004 compared to $760.7 million in 2003) and a decrease in capitalized interest of $1.8 million. This increase in average debt balances was due in part to the redemption of $75.0 million of the Company’s Series C Cumulative Redeemable Preferred Shares in the third quarter of 2003, which were issued to accommodate the redemption of the Company’s Series A Preferred Shares in the second quarter of 2003.

Amortization of deferred financing costs increased $0.1 million due to the amortization of financing costs on the $150.0 million senior unsecured notes issued in the third quarter of 2004 and its associated hedge settlement.

The Company recorded a benefit of $0.7 million from income taxes because of a reduced level of earnings in its taxable REIT subsidiary in the first nine months of 2004. In the first nine months of 2003, the Company incurred $1.7 million in tax expense due to earnings significant development fees in its taxable REIT subsidiary.

Equity in net income of affiliates was comparable between periods.

Gains on the sale of equity interest increased by $5.9 million when comparing periods due to the Company’s sale of 90% of its equity interest in CMC in the first quarter of 2004.  There was no comparable activity in 2003.

Gains on the sale of real estate from discontinued operations increased by $11.9 million when comparing the first nine months of 2004 to the first nine months of 2003 due to the increased volume of real estate dispositions between periods.  For 2004, gains were recorded on the sale of 24 operating properties compared to 13 operating properties in 2003.

Also, the 2004 and 2003 net income from sold operating properties decreased by $3.7 million because the prior year’s numbers include the operations of all operating properties that were sold prior to 2004, so they had no operations in the first nine months of 2004.

Gains on the sale of real estate, net of tax decreased by $4.8 million when comparing periods due to higher gain margins realized in 2003.  This category includes three properties sold in 2004 compared to five properties sold in 2003.

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

Preferred dividends decreased $6.6 million due to the 2003 redemption of the Company’s Series A Preferred Shares.  In the second quarter of 2003, the Company recognized a $3.1 million charge to earnings for the original offering costs associated with the Series A Preferred Shares.  The remaining decrease is attributable to preferred dividends saved as a result of the 2003 redemption and the conversion of shares on the Company’s Series B Preferred Shares to common shares in 2004.

Net Income

Net income available to common shareholders increased $6.1 million or 10.7% due mainly to the increased volume of property dispositions in 2004 compared to 2003 and the decrease in preferred dividends as a result of the 2003 redemption of the Company’s Series A Preferred Shares.

Liquidity and Capital Resources

Operating and Investment Cash Flow

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital issuances, have been used to fund, on a long term basis, acquisitions and other capital costs.  However, in the first nine months of 2004, cash flow from operations provided $52.9 million, which was slightly less than the $57.6 million in preferred and common distributions.  This shortfall is consistent with certain prior years, and excludes all gains on the sale of real estate and related assets which are a large portion of the Company’s earnings.  The Company expects the year’s operating cash flow and earnings from property dispositions to be sufficient to fund distributions and a significant portion of future investment activities.

For the first nine months of 2003, the Company’s investment activities included acquisitions of $100.6 million, advances for construction in progress of $75.9 million and additions to properties of $19.5 million.  These activities were funded with proceeds from the disposition of real estate and the sale of its equity interest in CMC of $165.7 million and repayment of mortgage and note receivable of $42.2 million.  A portion of the excess funds were used to repay a portion of the Company’s line of credit.

Equity and Share Activity

During the first nine months of 2004, the Company paid distributions on common shares of $55.5 million or $1.17 per share (adjusted to account for the June 30 share split).  Also, in 2004, the Company paid dividends on its Series B Preferred Shares of $2.1 million or $2.81 per share.  The following factors, among others, will affect the future availability of funds for distribution:  (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company’s unsecured line of credit and (iv) the terms of future debt agreements.

Debt Capacity

The Company seeks to maintain debt capacity substantially in excess of anticipated requirements, considering all available funding sources.  At September 30, 2004, the Company’s debt constituted approximately 29.3% of its total market capitalization of $3.0 billion.  At September 30, 2004, the Company’s common equity market capitalization was approximately $2.1 billion.

Liquidity

The Company believes it has strong liquidity and capital resources available to meet its current needs.  In addition to its line of credit, the Company supplements internally generated funds from disposition activities and retained cash flow with proceeds from long term financings.  The following transactions were concluded in the first nine months of 2004:

•                                          On January 22, 2004, the Company completed the sale of $48.0 million of TIF Notes from the Company’s development at CIC.  $23.8 million of these notes appear on the Company’s books as a liability at September 30, 2004 relating to the increment providing tax parcels that are still owned by the Company.  This note liability, however, is entirely non-recourse to the Company and is not a legal liability of the Company.  Proceeds from this sale were used to repay a portion of the Company’s unsecured line of credit.

•                                          The Company paid off its outstanding $100.0 million senior unsecured notes, which were bearing interest at a rate of 7.14%, on March 15, 2004, their maturity date, utilizing proceeds from its line of credit.

•                                          On July 12, 2004, the Company issued $150.0 million of seven year senior unsecured medium-term notes with a coupon rate of 5.25%.  The effective cost on the notes is 5.58% per annum, adjusted for the settlement of a $75.0 million interest rate lock agreement placed in May 2004.  The Company used the proceeds from this issuance to repay a portion of its line of credit.

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

•                                          The Company’s ability to complete customer related improvements for spaces in order to maintain favorable lease terms for which the customers may not reimburse the Company.

•                                          The Company’s ability to fund building-related capital improvements necessary to maintain the useful life and enhance the utility of their properties.

•                                          Customer financial difficulties impairing their ability to pay rent.

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

•                                          The Company’s concentration in the greater Chicagoland real estate market and its effect on customers.

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

Inflation

Inflation has not had a significant impact on the Company because of the recent relatively low inflation rates in the Company’s markets of operation during its operating history.  Most of the Company’s leases require the customers to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.  In addition, many of the leases are for remaining terms less than five years which may enable the Company to replace existing leases with new leases at higher base rental rates if rents of existing leases are below the then-existing market rate.

Subsequent Events

On October 8, 2004, CenterPoint completed the acquisition of 24 industrial buildings totaling 3.4 million square feet as well as 128 acres of land from Prime Group Realty Trust (the “Prime Acquisition”).  The gross purchase price was approximately $98.7 million.  A portion of the Prime Acquisition was purchased with its associated $24.9 million of tax-exempt debt.  The acquisition of six additional buildings totaling 360,625 square feet is expected to close in early November 2004 for approximately $26.4 million after the receipt of lender consent and satisfaction of certain customary closing conditions.  The combined 30 building portfolio totaling 3.8 million square feet represents substantially all of Prime’s industrial holdings and is located in a variety of industrial submarkets throughout metropolitan Chicago.

Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due.  The Company has excluded information on its purchase of maintenance services for its operating properties.  The maintenance agreements are not long-term in nature.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years
	(dollars in thousands)

Long term debt obligations (1)	$1,123,565	$135,534	$253,142	$61,422	$673,467
Operating and lease obligations	—	—	—	—	—

Purchase obligations (2)	44,436	44,436	—	—	—
Long-term liabilities	—	—	—	—	—
Total	$1,168,001	$179,970	$253,142	$61,422	$673,467

(1)                                  The long-term debt obligations include both principal and interest amounts which are payable in the specified periods.

(2)                                  The purchase obligations include property development construction contracts outstanding as of September 30, 2004.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company’s actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases, inflation and dependence on customers’ business operations and the effects of the state of the economy on customers and potential customers), risks relating to acquisition, construction and development activities, including risks relating to 1031 tax-free exchange transactions, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations to fluctuations in interest rates), the potential for the need to use borrowings to make distributions necessary for the Company to qualify as a REIT, dependence on the primary market in which the Company’s properties are located, the existence of complex regulations relating to the Company’s status as a REIT, the potential adverse impact of the market interest rates on the cost of borrowings by the Company and on the market price for the Company’s securities and the other factors noted above in “Risks, Uncertainties and Capital Opportunities” and below in Item 3.

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

At September 30, 2004, $286.4 million or 32.5% of the Company’s debt was variable rate debt and $595.6 million or 67.5% of the debt was fixed rate debt.  Based on the amount of variable debt outstanding as of September 30, 2004, a 10% increase or decrease in the Company’s interest rate on the Company’s variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.6 million per year.  A similar change in interest rates on the Company’s fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt.  An increase in interest rates would decrease the fair value of the Company’s fixed rate debt.

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

•                                          Customer financial difficulties impairing their ability to pay rent.

•                                          Unfavorable changes in governmental rules and fiscal policies (including rent control legislation).

•                                          Acts of God and other factors that are beyond the Company’s control.

Item 4.                                   Controls and Procedures

As of the end of the period covered by this report, John S. Gates, Jr., Chief Executive Officer of the Company, and Paul S. Fisher, Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company (as defined in applicable rules of the Securities and Exchange Commission) and concluded that they are effective to ensure that material information required to be included in this report has been made known to them in a timely fashion.  There were no changes in the Company’s internal control over financial reporting that were identified in connection with such evaluation that occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.                                   Other Information

The Company’s executive officers have entered into employment agreement with the Company, which expired by their terms on February 22, 2004.  The Company’s board of trustees has extended the terms of the expired contracts through December 31, 2004 while it continues to review new employment agreements to replace the expired agreements.  The new employment agreements will reflect the management transition which was reported by the Company on Form 8-K on September 29, 2004.  The information reported under this Item 5 was not required to be disclosed by the Company in a report on Form 8-K during the period covered by this Form 10-Q.  The information reported by the Company under this Item 5 is provided because the Company deems it to be of importance to its shareholders and would have otherwise reported such information under Item 8.01 of Form 8-K, “Other Events.”

Item 6.                                   Exhibits

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

CENTERPOINT PROPERTIES TRUST
a Maryland business trust

	By:	/s/ Paul S. Fisher
Paul S. Fisher
Executive Vice President and
Chief Financial Officer
November 8, 2004		(Principal Accounting Officer)