Form 10-K
period 2004-12-31
CENTERPOINT PROPERTIES TRUST
filed 2005-03-16
CIK 912893

QuickLinks -- Click here to rapidly navigate through this document

F O R M    1 0 - K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from                                  to

Commission file number 1-12630

CENTERPOINT PROPERTIES TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland	36-3910279
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1808 Swift Drive, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (630) 586-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.001 per share	New York Stock Exchange
7.5% Series B Convertible Preferred Shares, par value $0.001 per share	New York Stock Exchange
Preferred Share Purchase Rights, with respect to common shares, par value $0.001 per share	New York Stock Exchange

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

        As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,676,285,357 (based on 44,928,581 shares held by non-affiliates and computed by reference to the reported closing price).

        The registrant had 49,013,845 of its common shares, $.001 par value per share, outstanding as of March 15, 2005

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement relating to the solicitation of proxies for the registrant's May 2005 annual meeting of security holders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business.

The Company

        CenterPoint Properties Trust ("CenterPoint" or the "Company"), was the first major real estate investment trust ("REIT") to focus on the industrial sector and it remains the only REIT to focus on such property primarily within greater Chicago. CenterPoint seeks to create share value through customer-driven management, investment, development, and redevelopment of warehouse, distribution, light manufacturing, air freight and rail-related facilities. The Company also develops multi-facility industrial parks that are strategically located near highways, airports and railroads. Central to all of its activities is the Company's commitment to entrepreneurially serve customers' changing space needs and to provide superior customer satisfaction. The Company is a Maryland business trust and is listed on the New York Stock Exchange under the symbol CNT.

        CenterPoint began operations in 1984 as Capital and Regional Properties Corporation, the United States investment vehicle for Capital and Regional plc, a property company traded on the London Stock Exchange since 1986. CenterPoint completed its U.S. initial public offering ("IPO") in December 1993 after consolidating its operations with, and acquiring the properties controlled by, FCLS Investors Group, a Chicago-based industrial development company with 30 years of local experience. The Company's history equips it with the longest public experience of any industrial property REIT.

        While the Company believes it is the largest owner and operator of industrial property in the 1.4-billion- square-foot Chicago region, its portfolio represented just 3% of the market (based on square footage) as of December 31, 2004. As a result, the Company believes substantial opportunities for future growth remain in this market.

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

Business Objectives and Strategy for Growth

        The Company's fundamental business objective is to maximize total return to shareholders by increasing the market value of the Company's franchise and per share distributions. In 2004, the Company achieved a total return of 32%. Since its IPO in December 1993, the Company has achieved an average annual total return of 23%, outperforming the S&P 500, NASDAQ, Dow Jones and NAREIT Equity Indices on a total return, dividends reinvested basis.

        To maximize shareholder returns, the Company pursues four complementary strategies in portfolio operations, investments, dispositions, and finance:

  1. Portfolio Operation Strategy.

        The Company is a full service, self-managed real estate company. Five regions, each serving a particular segment of metropolitan Chicago, are operated by teams consisting of a regional manager, one or more property managers, administrative assistants, maintenance, and accounting support personnel. Property management staff is required to visit each tenant, on site, at least once every 90 days, and more frequently if warranted by tenant needs.

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

        To motivate employees to provide the highest level of tenant service, the Company has established a pay-for-performance compensation plan under which the incentive pay of each participating employee depends in part on the results of an annual tenant satisfaction survey, independently administered by CEL & Associates and the Company's non-employee trustees. Employee incentive pay is also dependent on the results of an annual company-wide audit (put into effect in 1997) pertaining to the implementation of internal processes and procedures, all of which the Company believes enhance tenant service. CenterPoint believes targeted per share cash flow growth, another key metric in the Company's incentive plan, is benefited by intensive tenant service.

        In 2004, CenterPoint achieved a 92.4% tenant retention rate and "outstanding" tenant ratings in an independently administered tenant survey comparing the Company to other industrial property owners nationally.

  2. Investment Strategy.

        The Company seeks to invest primarily in warehouse and other industrial properties that satisfy its yield, growth and return objectives. These include properties with vacancy that can be leased at attractive rents, as well as properties offering expansion, development, redevelopment or resale opportunities. CenterPoint believes each of its investments benefits from the Company's large Chicago area franchise. CenterPoint also believes its concentrated activity provides a deeper potential customer base, a wider range of opportunities and better market information than its competitors. As of December 31, 2004, the Company owned 215 warehouse and other industrial properties.

        In addition to investments in individual buildings or development projects, the Company has undertaken business park development in locations within the greater Chicago region offering desirable amenities, including proximity to rail, road and air transportation, at competitive rents and occupancy costs. The Company strictly monitors speculative investment, including the investment in land intended for development. As of December 31, 2004, the Company had accumulated control of a large land portfolio of approximately 3,300 acres upon which approximately 52 million square feet of warehouse and other industrial properties can be developed. The Company believes the land portfolio will provide a competitive advantage in securing profitable development opportunities.

        The Company's largest industrial development is CenterPoint Intermodal Center ("CIC") in Elwood, IL. This 2,050-acre project is one of the nation's largest public/private developments, anchored by a 621-acre Burlington Northern Santa Fe ("BNSF") multi-modal rail facility. The project is expected to consist of approximately 12.2 million square feet of warehouse, distribution and light manufacturing space, including one million square feet of cross dock facilities and other ancillary commercial development. Located only 40 miles southwest of Chicago, CIC is strategically positioned to take advantage of Chicago's immense transportation infrastructure. As of December 31, 2004, approximately 61% of the park's area has been leased, developed or sold.

        Various other major parks under development include: O'Hare Express North, a 49-acre park 'inside the fence' at O'Hare International Airport; CenterPoint Intermodal Center—Rochelle, a 362-acre park in Rochelle, IL located within one mile of the 1,230-acre Union Pacific Global III Intermodal Facility; McCook Business Center, a 243-acre park located adjacent to CenterPoint's first McCook industrial park, CenterPoint Business Center—McCook; DuPage Technology Park, an 800-acre site located just south of the DuPage airport, 413 acres of which can be developed; CenterPoint Business Center—Gurnee, a 134-acre business park located near Six Flags Great America Theme Park; and a 280-acre corporate campus occupied by Caterpillar Corporation in Joliet, IL, about half of which CenterPoint plans to redevelop. A list of all CenterPoint parks is listed on the corporate website, www.CenterPoint-Prop.com. The Company also recently completed and sold the Chicago Manufacturing Campus, a four-building, 1.6 million- square-foot supplier campus on Chicago's southeast side developed in a joint venture with Ford Motor Land Development Corporation.

        Over the years, CenterPoint has developed certain buildings, infrastructure or other facilities for a fee. These fees have contributed additional cash flow and increased the Company's return on invested capital. One example is the Union Pacific intermodal yard in Rochelle, IL. The Company continues to pursue fee-based development projects and expects such fees to continue to contribute to the Company's returns.

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

  •
  Saleable Properties. Once stabilized, industrial real estate (both single properties and properties packaged as portfolios) is sought by a wide variety of institutional and other investors because of the relative stability of its returns and the nominal average value of the asset type. Consistent investment demand for industrial assets facilitates CenterPoint's recycling strategy of using disposition proceeds combined with retained cash flow to substantially reduce the need for external funding for new investment.

        Focus on the Chicago Region.    CenterPoint's target market, greater Chicago, is comprised of the market area within a 150-mile radius of the City of Chicago, including Milwaukee, Wisconsin and South Bend, Indiana. This region offers significant opportunities for investment in, and ownership of, warehouse and other industrial property. The Chicago region lies at the center of one of the nation's principal population and production regions. With over 1.4 billion square-feet of industrial/warehouse space (according to market data published by Colliers, Bennett and Kahnweiler and The Polacheck Company in December of 2004) and 24 diverse submarkets (according to a ranking of markets published by CB Richard Ellis in December of 2004), the Chicago region has become the largest and most diverse industrial market in the nation. Its regional advantages have led to significant business in Chicago making it second only to New York in the number of Fortune 500 companies. The Chicago region is the continent's premier transportation hub, possessing market advantages critical to industrial property investment.

  •
  Transportation Advantages. The Midwest's transportation network, a result of its central continental location, underpins its status as a manufacturing and distribution center. Extensive transportation infrastructure integrates the Chicago region with the rest of the Midwest, as well as other important business and distribution centers, including Los Angeles and northern New Jersey.

    Chicago is the third largest container hub in the world after Singapore and Hong Kong. Because Chicago is a dominant continental rail, road, air and water hub, the region has experienced significant growth in freight demands due to burgeoning intermodal transportation (the movement of goods, usually containerized, by two or more modes of transportation). Nearly three-quarters of the nation's rail freight passes through Chicago, with intermodal traffic the fastest growing segment. Many railway yards have been converted to handle rapidly growing intermodal demand.

  •
  Business Diversity. Regional business diversity, resulting from Chicago's location, size and transportation advantages, provides opportunity to capitalize on different trends affecting real estate demand across all significant industry groups. An assorted tenant base also lessens the Company's cyclical risk, reducing its exposure to changes in the fortunes of any single type of business. A study issued June 9, 2003 by Moody's Investors Service validated Chicago as the most diverse metropolitan statistical area (MSA) in the country. The diversity of Chicago's economy nearly mirrored that of the nation as a whole. This diversity makes the region less susceptible to a slowdown in a particular industry.

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

  3. Disposition Strategy.

        To maximize per share cash flow growth and the return on invested capital, the Company seeks to fund a substantial percentage of its new investment with capital "recycled" from the disposition of owned assets. Assets targeted for sale are those that offer the lowest prospective total cash returns relative to their market value. The volume of annual dispositions is determined by the volume of new higher yielding investments available at an acceptable risk-adjusted positive spread above the yields on the assets disposed to fund them. Buyers include users, investors (institutional, private and foreign), 1031 exchange buyers, single asset partnerships, governments and other developers.

        Disposition activity is undertaken by the Company and its subsidiaries, including its taxable subsidiary, CenterPoint Realty Services, Inc. ("CRS"), and other affiliates, principally CenterPoint Venture, LLC ("CenterPoint Venture", described in further detail on page 6), as well as project-specific development partnerships. The Company and its affiliates earn fees or gains from the development or acquisition of assets for immediate sale to tenants, institutions and other buyers. These opportunities result from the size of the Company's existing portfolio and its market penetration.

        Gains and related fees from the disposition activity of the Company and its affiliates have been, and are expected to be, a recurring source of revenue and cash flow, and a material contributor to the Company's return on invested capital.

  4. Financial Strategy.

        The Company actively seeks to minimize its capital costs to maximize share value. It believes it does so by primarily funding new investment with proceeds from the disposition of lower yielding assets. Capital from sales, plus significant retained cash flow, account for the bulk of annual required funds. This strategy enhances per share cash flow growth and returns by avoiding dilution. From time to time, the Company supplements internally generated funds with external capital that offers the potential to lower its overall capital costs. The Company and its affiliates maintain $530 million in lines of credit. The Company supplements internally supplied capital with proceeds from debt and equity issuances. The Company also seeks to utilize, where available, tax-exempt debt and TIF for its developments.

        The Company periodically supplements its capital base through ventures with other investors or developers. These ventures are used to share capital requirements and risk and typically invest in assets held or developed for near term sale. The Company believes that its ventures have increased its investment and funding flexibility.

        Investment in and Advances to Affiliates.    Through CRS, the Company owns 25% of CenterPoint Venture which is engaged to position, package and sell stabilized industrial property investment opportunities. CalEast Industrial Investors, LLC ("CalEast"), a partnership of the California Public Employees Retirement System and Jones Lang LaSalle, owns the remaining 75% of CenterPoint Venture. The more than $400 million fund is capitalized with equity commitments of $200 million by CalEast and $67 million by CenterPoint and supported by a $150 million credit facility. The Company receives a preferential 10% cumulative return on its equity capital, 50% of any excess distributable cash between a 10% and 12.5% return and 62.5% of any excess distributable cash above a 12.5% return. The Company also receives development, administrative and property management fees. As of December 31, 2004, CenterPoint Venture owned 16 warehouse and other industrial properties, totaling 1.8 million square feet.

        At the end of 2004, the Company announced two new development joint ventures. CenterPoint signed a joint venture agreement with UBS Real Estate to develop CenterPoint Intermodal Center—Rochelle. This joint venture, named Rochelle Development Joint Venture, will initially be capitalized with equity commitments of $60 million by UBS Real Estate and $15 million by CenterPoint, supported by a $30 million subscription facility led by Wachovia Securities. Consistent with the Company's capital recycling strategy, the venture expects to develop and sell completed leased buildings or to develop facilities to be owned by users. This venture will pay the Company development and other fees in addition to a promoted interest in profits, after invested equity achieves a hurdle return.

        CenterPoint also formed CenterPoint WisPark Land Company LLC ("CenterPoint WisPark Venture"), a joint venture between CenterPoint Venture and WisPark LLC (the development subsidiary of Wisconsin Energy Corporation (NYSE: WEC)). CenterPoint WisPark Venture was created to consolidate the parties' fully improved land holdings in the I-94 corridor north of Chicago, which will initially include 512 developable acres. When fully developed, the land in CenterPoint WisPark Venture could accommodate up to eight million square feet. The new venture also has exclusive options to acquire other land parcels.

        At closing, CenterPoint Venture assumed a 65% interest in CenterPoint WisPark Venture, an all equity venture. CenterPoint Venture will provide construction capital for individual projects, expanding CenterPoint Venture's ownership interest in each development, which is expected to average 90%. CenterPoint and WisPark will jointly manage all development activity. CenterPoint WisPark Venture will have an initial capitalization of $54 million.

        The Company believes the venture with UBS represents an important new capital source for rail-related industrial park development. Also, both new ventures, in which the Company earns returns disproportionate to its investment, allow the Company to husband capital for the highest-yielding opportunities. The Company believes this maximizes shareholder value.

        In addition to the ventures described above, the Company periodically forms project-specific ventures to acquire or develop assets for sale.

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

Transactions During 2004

        During 2004, the Company accomplished the following:

  2004 Acquisitions, Developments and Dispositions:

  •
  The Company acquired or completed development of 60 warehouse and other industrial properties and acquired six land parcels totaling 8.5 million square feet of buildings and approximately 278.1 acres of unimproved land, investing approximately $343 million. In order to fund this and other investment activity, the Company disposed of 34 properties totaling 5.3 million square feet, two land parcels of approximately 4.3 acres for approximately $241.5 million from the owned portfolio.

  •
  CenterPoint Venture acquired three warehouse and other industrial properties totaling 0.4 million square feet, investing approximately $34.2 million. CenterPoint Venture disposed of four properties totaling $49.4 million.

  •
  The Company and Ford Land Corporation ("Ford Land"), the real estate arm of Ford Motor Company, sold their interest in the Chicago Manufacturing Campus, LLC ("CMC") to CMC Holding LLC, a subsidiary of CalEast, in a two staged sale in March and December for approximately $88.5 million. CMC was a joint venture investment between CenterPoint and Ford Land in a 4 building, 1.6 million square foot supplier park to service Ford's Chicago manufacturing plant.

  2004 Developments in Progress:

  •
  At the end of 2004, the Company held six new warehouse and other industrial properties at various stages of development, totaling 2.5 million square feet, scheduled to be delivered in 2005. Including assets delivered, the Company invested approximately $117.7 million in 2004 in owned developments.

  2004 Financings:

  •
  On January 22, 2004, the Company completed the sale of $48.0 million of TIF Notes from the Company's development at CIC. $22.0 million of these notes appear on the Company's books as a liability at December 31, 2004 relating to the increment providing tax parcels that are still owned by the Company. This note liability, however, is entirely non-recourse to the Company and is not a legal liability of the Company. Proceeds from this sale were used to repay a portion of the Company's unsecured line of credit.

  •
  Upon maturity, on March 15, 2004, the Company paid off its outstanding $100.0 million senior unsecured notes, which were accruing interest at a rate of 7.14%, with proceeds from its line of credit.

  •
  On July 12, 2004, the Company issued $150.0 million of unsecured seven-year medium-term notes with a face coupon rate of 5.25%, maturing on July 15, 2011. Adjusted for the final settlement of a $75 million hedge placed in May 2004 and other financing costs, the net proceeds of $146.5 million were used to pay down the Company's line of credit.

  •
  On December 14, 2004 the Company completed a public offering of 100,000 5.377% Series D Flexible Cumulative Redeemable Preferred Shares for $100 million. Dividends will accrue from the date of original issuance and initially will be payable semiannually in arrears, commencing on June 15, 2005 through December 14, 2009. After five years, the Company may remarket the shares or the shares transition into a floating rate period. The shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Subsequent Transactions

        In January 2005, the Company acquired a 3.0 million square foot, eight building industrial portfolio from HSA Commercial Real Estate as representative of various partnerships and joint ventures. The gross purchase price was approximately $95.3 million. The buildings are located in various submarkets of metropolitan Chicago.

        In January 2005, the Company marketed $23.3 million in tax-exempt, adjustable rate bonds, issued by the City of Chicago, Illinois, that are enhanced by a letter of credit. These bonds were acquired by the Company at the time of the portfolio acquisition from Prime Group Realty Trust, announced August 2, 2004. The bonds bear interest at a Weekly Adjustable Interest Rate as determined by the Remarketing Agent and terminate on June 1, 2022.

        In February 2005, the HALO Industries, Inc. ("HALO") bankruptcy creditor committee declared an initial interim distribution of $30.0 million. Subsequently, the Company received $7.9 million of this distribution, which is greater than its current accounts receivable balance.

Employees

        At December 31, 2004, the Company had 106 full-time employees. Of the full-time employees, 91 were involved with property management, development, operations, leasing and acquisition activities, and 15 were involved with general administration, financing activities, investor relations and human resources.

Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances can be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired as of December 31, 2004, and the Company is not aware of any environmental condition with respect to any of its properties that it believes is likely to have a material adverse effect on the Company. As part of due diligence during acquisition, the Company has subjected each of its properties to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. Some of these assessments have led to further investigation and sampling. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, or that no prior owner or operator created any material environmental condition not known to the Company or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities. In addition to the properties described below, the Company has other properties with minor environmental exposure which in the aggregate are not material. The Company maintains environmental insurance policies against environmental risks associated with its properties in amounts that vary by property between $10.0 million and $100.0 million.

  (1)
  900 Knell Road, Montgomery, Illinois. Soil and groundwater at this property were contaminated by the industrial operations of the former owner. Parties affiliated with the former owner are currently remediating the property under the supervision of the Illinois Environmental Protection Agency ("IEPA") with the expectation of receiving a "no further remediation letter" ("NFR") within the next seven to ten years. This time period allows for several years of groundwater monitoring after the remediation is complete. The former owner and its affiliates are responsible for the contamination and its remediation, under both statute and contract, estimated to be $3.5 million. Furthermore, in the event that the former owner and its affiliates do not fully satisfy their contractual obligations, the Company has received confirmation from its environmental insurance carrier that it will indemnify the Company for the covered damages after the Company satisfies its $0.1 million self-insured retention. Additionally, data from an environmental investigation conducted by the former owner has revealed the off-site presence of groundwater contamination comprised of similar constituents to the contamination on the property. To the extent that the off-site contamination is related to the on-site contamination, the Company has demanded that the former owner assume responsibility for the contamination and its remediation and notify the appropriate regulatory agencies of its presence. The Company has also contacted its environmental insurance carrier and sought confirmation that it will indemnify the Company for any losses related to the off-site contamination.

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

  (3)
  McCook Industrial Center II (former McCook Metals, a.k.a. Reynolds Metals).    The Company is developing the McCook Industrial Center II on the former Reynolds Metals site in McCook, IL. The property has been entered into the Illinois site remediation program ("SRP") by a prior owner. The prior owner is, pursuant to a contractual obligation, taking the property through the SRP in order to obtain a no further remediation ("NFR") letter consistent with the Company's development of the property. The Company has independently estimated the environmental remediation costs at the property, which will be paid by the prior owner, to range from $6.0-$10.0 million. Environmental insurance has also been acquired as a contingency to any potential default on the part of the prior owner.

Competition

        Due to the size, strength and diversity of the Chicago market, CenterPoint faces competition for potential developments, acquisitions, dispositions and leases. Generally speaking, CenterPoint faces any one to eight different types of competitors in the market when seeking new or continued business: investors (institutional, private and foreign), 1031 exchange buyers, single asset partnerships, governments, other REITs and users. The degree and type of competition varies for individual transactions based on a variety of property specific factors that influence decisions. These factors include, but are not limited to, the age and quality of the building, occupancy, location, tenant credit quality and the outlook for market rent. Additionally, the political environment, local economy, tax laws, interest rates, access to capital and supply of new product can also determine the level of competition for transactions.

Website Access to Reports

        The Company's website address is www.CenterPoint-Prop.com. The Company makes its periodic and current reports available on its website, free of charge, as soon as reasonably practical after such material is electronically filed with or furnished to the SEC.

Item 2.    Properties.

The Company's Warehouse and Other Industrial Properties

        At December 31, 2004, the Company's investment portfolio of operating warehouse and other industrial properties consisted of 215 properties, totaling approximately 37.4 million square feet, with a diverse base of approximately 318 tenants engaged in a wide variety of businesses.

        The Company's current properties are well located, with convenient access to area interstate highway, rail, and air transportation. Most of the properties, both free standing and those located in CenterPoint business centers, are designed for warehousing and distribution. The Company's warehouse and other industrial buildings have an average project size of 174,042 square feet, and, on average, a tenant at warehouse and other industrial properties occupy 98,843 rentable square feet. Although a number of the industrial properties are single-tenant facilities, most are designed to be divisible and to be leased by multiple tenants. The Company seeks to own only properties that are well located and "generic," i.e. suitable for use by firms in the wide range of industries operating in the area.

        The leases for the warehouse and other industrial properties currently owned by the Company have terms between one and 14 years, with a weighted average remaining lease term, weighted on current rent, of approximately 4.3 years as of December 31, 2004. In addition, rent from no single tenant comprised more than 6.0% of the Company's total revenues as of December 31, 2004.

        The Company's distribution properties are designed for bulk storage of materials and manufactured goods and generally have interior heights of 22 feet or more and dock facilities for trucks as well as grade level loading for lighter vehicles and vans. Many have direct access to rail. Typically, the distribution buildings contain a minimal amount of office space.

CenterPoint Porperties Trust

Warehouse and Other Industrial Property Summary

As of 12/31/2004

	City	State	Year of Original Construction/Last Redevelopment and/or Expansion (1)	Annualized Base Rent Revenue (2)	Average Rent Per Sq Ft (3)	GLA Sq Ft (4)	Percent of Total GLA (5)	Percent of GLA Leased as of 12/31/04	No. of Tenants	Property Type (6)
2004 Investments
Lake County
588 Lakeview Parkway	Vernon Hills	IL	1990	24,000	0.86	28,052	0.07%	19%	1	ACQ
900 Corporate Grove Drive	Buffalo Grove	IL	1985	—	—	68,943	0.18%	100%	1	ACQ
1 Wildlife Way	Long Grove	IL	1978/1982	—	—	54,100	0.14%	0%	0	ACQ
N.W. Cook County
1605 Penny Lane	Schaumburg	IL	1986	180,323	6.50	27,742	0.07%	100%	1	ACQ
1665 Penny Lane	Schaumburg	IL	1986	190,497	9.18	20,757	0.06%	100%	1	ACQ
1301 Tower Road	Schaumburg	IL	1960	641,632	12.73	50,400	0.13%	100%	1	ACQ
1543 Abbott Drive	Wheeling	IL	1989	164,128	3.74	43,930	0.12%	100%	2	ACQ
425 Algonquin Avenue	Arlington Heights	IL	1979	593,833	1.95	304,506	0.81%	60%	2	ACQ
Chicago O'Hare Area
1455-1645 Greenleaf	Elk Grove Village	IL	1968	519,540	3.46	150,000	0.40%	64%	5	ACQ
1471 Business Center Drive	Mt. Prospect	IL	1989	476,910	5.97	79,900	0.21%	73%	2	ACQ
801 Bryn Mawr Avenue	Itasca	IL	1978	—	—	203,064	0.54%	0%	0	ACQ
1600 W. Glenlake Rd	Itasca	IL	1976	163,000	2.18	74,800	0.20%	100%	1	ACQ
440 Medinah Road	Roselle	IL	1985	341,280	1.12	305,621	0.82%	28%	1	ACQ
450 Medinah Road	Roselle	IL	1985	643,218	4.00	161,000	0.43%	100%	1	ACQ
1723-57 Marshall Drive	Des Plaines	IL	1968	438,518	5.03	87,225	0.23%	100%	3	ACQ
2200 Busse Road	Elk Grove Village	IL	1972/1987	1,831,872	3.75	488,738	1.31%	100%	1	ACQ
80 Scott Street	Elk Grove Village	IL	1959/1973	129,372	5.75	22,500	0.06%	100%	1	ACQ
160 Scott Street	Elk Grove Village	IL	1960/1969	136,788	5.75	23,790	0.06%	100%	1	ACQ
200 Scott Street	Elk Grove Village	IL	1979	107,784	5.75	18,745	0.05%	100%	1	ACQ
230 Scott Street	Elk Grove Village	IL	1962/1966	—	—	24,425	0.07%	0%	0	ACQ
123 Scott Street	Elk Grove Village	IL	1965	—	—	39,435	0.11%	0%	0	ACQ
1601 Pratt Avenue	Elk Grove Village	IL	1963/1978/1993	—	—	108,471	0.29%	0%	0	ACQ
899 Upper Express Drive	Chicago	IL	2004	759,960	24.00	31,665	0.08%	100%	1	BTS
Near West Suburbs
4211 Madison	Hillside	IL	1977	430,445	4.76	90,344	0.24%	100%	1	ACQ
4160 Madison	Hillside	IL	1949/1974	414,766	5.22	79,532	0.21%	100%	2	ACQ
11039 Gage Avenue	Franklin Park	IL	1964/1995	134,681	6.14	21,935	0.06%	100%	1	ACQ
11045 Gage Avenue	Franklin Park	IL	1969	601,040	4.40	136,600	0.37%	100%	1	ACQ
4300 Madison	Hillside	IL	1980	496,594	3.91	127,129	0.34%	78%	2	ACQ
West Suburbs
350 Randy Road	Carol Stream	IL	1974	73,679	2.92	25,200	0.07%	50%	3	ACQ
200 East Fullerton	Carol Stream	IL	1968	369,017	5.57	66,254	0.18%	100%	1	ACQ
370 Carol Lane	Elmhurst	IL	1976-1978	297,207	4.93	60,290	0.16%	100%	1	ACQ
200 South Mitchell	Addison	IL	1981	676,237	4.44	152,200	0.41%	100%	2	ACQ
550 Kehoe	Carol Stream	IL	1996	322,029	7.22	44,575	0.12%	100%	1	ACQ
343 Carol Lane	Elmhurst	IL	1989	184,114	6.12	30,084	0.08%	100%	1	ACQ
388 Carol Lane	Elmhurst	IL	1976-1978	250,962	6.20	40,502	0.11%	88%	1	ACQ
342-46 Carol Lane	Elmhurst	IL	1989	389,674	5.74	67,935	0.18%	100%	2	ACQ
Central Kane/N. DuPage
555 Kirk Road	St. Charles	IL	1990	268,320	4.30	62,400	0.17%	100%	1	ACQ
Far West Suburbs
1455 Sequoia	Aurora	IL	2000	547,400	2.13	257,600	0.69%	84%	2	ACQ
Chicago South
13535 Torrence Avenue-A & A1	Chicago	IL	1916-1950	2,499,286	4.02	621,558	1.66%	100%	2	ACQ
13535 Torrence Avenue-T	Chicago	IL	1920-1940	62,031	0.84	73,612	0.20%	61%	2	ACQ
13535 Torrence Avenue-S	Chicago	IL	1930-1940	—	—	54,743	0.15%	0%	0	ACQ
13535 Torrence Avenue-P,Q,R	Chicago	IL	1916-1950/1989	847,155	4.58	184,794	0.49%	100%	2	ACQ
13535 Torrence Avenue-C	Chicago	IL	1930-1940	323,338	3.26	99,333	0.27%	100%	2	ACQ
1401 S. Jefferson Street	Chicago	IL	1967/1985	119,129	6.90	17,265	0.05%	100%	1	ACQ
South Suburbs
9901-9913 South 78th Avenue	Hickory Hills	IL	1981	448,825	5.40	83,096	0.22%	100%	5	ACQ
Far S.W. Suburbs
990 E. 107th Street	Woodridge	IL	1988	377,232	3.72	101,463	0.27%	100%	1	ACQ

27413 South Baseline Road	Elwood	IL	2004	1,331,268	6.24	213,500	0.57%	100%	1	BTS
21705-21707 W. Mississippi Ave.	Elwood	IL	2004	1,927,860	1.89	1,021,275	2.73%	100%	1	BTS
Northeast Cook
4000 Commercial	Northbrook	IL	1976/1988	3,015,000	10.26	293,937	0.79%	23%	1	ACQ
N.W. Indiana
4407 Railroad-Plant 4	East Chicago	IN	1930-1950	330,764	3.26	101,554	0.27%	86%	1	ACQ
4407 Railroad-Plant 2	East Chicago	IN	1930-1950	100,193	0.59	169,435	0.45%	17%	1	ACQ
4407 Railroad-Plant 3	East Chicago	IN	1930-1950	420,000	1.44	291,550	0.78%	53%	1	ACQ
4527 Columbia	Hammond	IN	1940's	755,314	2.94	256,595	0.69%	99%	2	ACQ
4531 Columbia	Hammond	IN	1930-1950	904,632	3.39	266,967	0.71%	99%	4	ACQ
Milwaukee County
1500 W. Zellman Court	Milwaukee	WI	1998	248,448	11.94	20,800	0.06%	100%	1	ACQ
Waukesha County
N 53 W 24700 Corporate Circle	Sussex	WI	1998	672,000	3.50	192,000	0.51%	100%	1	ACQ
Ozaukee County
6400 West Enterprise Drive-C	Mequon	WI	1990/1998	1,447,778	4.50	321,634	0.86%	100%	1	ACQ
6400 West Enterprise Drive-A	Mequon	WI	1990/1998	492,251	3.69	133,284	0.36%	100%	1	ACQ
6400 West Enterprise Drive-B	Mequon	WI	1990/1998	150,972	4.65	32,480	0.09%	100%	1	ACQ

Subtotal 2004
Investments				$29,272,296		8,231,264	22.01%		81

Average					$3.56	139,513

Previously Owned Properties
Lake County
620-630 Butterfield Road	Mundelein	IL	1990	264,910	10.93	24,237	0.06%	100%	1	BTS
3145 Central Avenue	Waukegan	IL	1958	1,007,886	3.45	292,000	0.78%	100%	2	ACQ
28160 N Keith	Lake Forest	IL	1989	350,664	4.50	77,924	0.21%	100%	1	ACQ
28618 N. Ballard	Lake Forest	IL	1984	—	—	59,688	0.16%	0%		ACQ
1810-1850 Northwestern Dr	Gurnee	IL	1977	548,198	4.47	122,712	0.33%	100%	3	ACQ
3849-3865 Swanson Court	Gurnee	IL	1978	254,460	2.54	100,000	0.27%	59%	2	ACQ
2400 Commerce Drive	Libertyville	IL	1994	359,315	6.19	58,021	0.16%	100%	1	ACQ
3740 Hawthorne	Waukegan	IL	1977	79,914	2.03	39,309	0.11%	50%	1	ACQ
3801 Hawthorne	Waukegan	IL	1972	584,989	3.01	194,517	0.52%	73%	5	ACQ
1725 Delaney	Gurnee	IL	1960	21,981	0.69	31,684	0.08%	100%	1	ACQ
N.E. Cook County
5990 Touhy Avenue	Niles	IL	1960/1993	1,592,050	5.27	302,378	0.81%	100%	3	RDV
212 Hartrey	Evanston	IL	1955/1961	—	—	128,281	0.34%	0%	0	ACQ
7000 Austin Avenue	Niles	IL	1981	—	—	50,730	0.14%	0%	0	ACQ
7500 Caldwell	Niles	IL	1971	16,208	0.19	84,954	0.23%	0%	0	ACQ
N.W. Cook County
900 W. University Drive	Arlington Heights	IL	1974	500,277	5.80	86,254	0.23%	100%	1	ACQ
3450 W. Touhy	Skokie	IL	1972	516,961	3.79	136,392	0.36%	100%	4	ACQ
3602 N. Kennicott	Arlington Heights	IL	1999	505,720	5.36	94,300	0.25%	100%	1	ACQ
800 Albion	Schaumburg	IL	1976	464,580	1.86	250,259	0.67%	57%	2	ACQ
N. Kane County
1750 Lincoln	Freeport	IL	2001	1,612,752	3.23	499,200	1.33%	100%	1	BTS
1111 Bowes Road	Elgin	IL	1994	672,288	4.65	144,578	0.39%	100%	1	ACQ
Chicago O'Hare Area
1850 Greenleaf	Elk Grove Village	IL	1965	301,824	5.15	58,627	0.16%	100%	1	ACQ
1400 Busse Road	Elk Grove Village	IL	1975	253,700	1.67	151,761	0.41%	13%	9	ACQ
745 Birginal Road	Bensenville	IL	1974	550,467	4.86	113,266	0.30%	100%	1	ACQ
2600 Elmhurst Road	Elk Grove Village	IL	1995	596,700	5.68	105,000	0.28%	100%	1	BTS
10601 Seymour Avenue	Franklin Park	IL	1963/1970	3,395,458	4.84	700,899	1.87%	100%	2	ACQ/RDV
850 Arthur Avenue	Elk Grove Village	IL	1971/1973	191,208	4.50	42,490	0.11%	100%	1	ACQ
1100 Chase Avenue	Elk Grove Village	IL	1980/1996	—	—	41,651	0.11%	0%	0	ACQ
2553 North Edgington	Franklin Park	IL	1967/1995	610,195	2.22	274,303	0.73%	62%	2	ACQ
875 Fargo Avenue	Elk Grove Village	IL	1980	371,547	4.51	82,368	0.22%	100%	1	ACQ
1501 Pratt Avenue	Elk Grove Village	IL	1973	552,658	3.64	151,900	0.41%	100%	2	ACQ
2801-2881 Busse Road	Elk Grove Village	IL	1997	1,246,399	4.96	251,076	0.67%	100%	1	BTS
2525 Busse Road	Elk Grove Village	IL	1975	3,856,583	4.35	887,465	2.37%	91%	12	ACQ
2701-2781 Busse Road	Elk Grove Village	IL	1997	1,415,391	5.64	251,076	0.67%	100%	2	BTS
1796 Sherwin	Des Plaines	IL	1964	702,402	7.38	95,220	0.25%	100%	2	ACQ
2021 Lunt Avenue	Elk Grove	IL	1972	288,403	4.50	64,157	0.17%	100%	1	ACQ

755 Dillon Drive	Wood Dale	IL	1986	351,266	7.33	47,928	0.13%	100%	1	ACQ
O'Hare Express- Phase A-2	Chicago	IL	1997	708,031	5.85	120,971	0.32%	49%	2	BTS
O'Hare Express-Phase B-1	Chicago	IL	1997	2,620,614	15.26	171,685	0.46%	100%	1	BTS
1100-40 W. Thorndale	Itasca	IL	1984	227,520	4.74	48,000	0.13%	100%	1	ACQ
737 Fargo Ave.	Elk Grove Village	IL	1975	347,401	4.51	77,015	0.21%	100%	1	ACQ
951 Fargo Ave.	Elk Grove Village	IL	1973	469,067	4.51	103,987	0.28%	100%	1	ACQ
18801 West Irving Park Drive	Chicago	IL	1999	781,882	4.22	185,280	0.50%	100%	1	BTS
O'Hare Express, Phase B-2	Chicago	IL	1999	2,390,102	15.59	153,345	0.41%	100%	2	BTS
600 East Irving Park Rd	Bensenville	IL	1982	82,680	8.56	9,664	0.03%	100%	1	ACQ
514 Express Center Dr	Chicago	IL	2000	2,251,018	10.47	215,000	0.57%	100%	1	BTS
1311 Meacham Avenue	Itasca	IL	1980	504,000	4.43	113,785	0.30%	100%	1	ACQ
800 Hilltop	Itasca	IL	1968	232,240	4.50	51,609	0.14%	100%	1	ACQ
500 Country Club Drive	Bensenville	IL	1974	827,640	2.75	301,228	0.81%	100%	1	ACQ
10 East Golf Road	Des Plaines	IL	1978	523,064	9.19	56,937	0.15%	100%	1	ACQ
955 Pratt Avenue	Elk Grove Village	IL	1972	362,241	2.59	139,597	0.37%	86%	1	ACQ
11601 Touhy Avenue	Chicago	IL	2003	1,293,109	10.33	125,180	0.33%	100%	1	BTS
Near West Suburbs
3400 N Powell	Franklin Park	IL	1961/1980	429,961	3.74	115,097	0.31%	100%	1	ACQ
11140 W Addison	Franklin Park	IL	1961/1965	391,680	3.51	111,588	0.30%	100%	1	ACQ
3434 N. Powell	Franklin Park	IL	1960/1966	352,440	3.88	90,760	0.24%	100%	1	ACQ
1999 N Ruby	Melrose Park	IL	1952/1962	421,701	3.91	107,852	0.29%	100%	1	ACQ
11550 W. King	Franklin Park	IL	1963	252,394	3.68	68,663	0.18%	100%	1	ACQ
317 W. Lake Street	Northlake	IL	1972	1,281,439	4.22	303,935	0.81%	100%	3	ACQ
5200 Proviso	Melrose Park	IL	1982	74,430	7.44	10,000	0.03%	100%	1	ACQ
4700 Proviso	Melrose Park	IL	1982	1,947,426	3.15	618,882	1.65%	100%	2	ACQ
5000 Proviso	Melrose Park	IL	1982	2,428,920	4.76	510,000	1.36%	100%	3	ACQ
10700 Waveland Ave	Franklin Park	IL	1973	464,370	3.45	134,600	0.36%	100%	1	ACQ
5700 McDermott Dr	Berkeley	IL	1967	245,047	4.94	49,612	0.13%	100%	1	ACQ
250 Mannheim Road	Hillside	IL	1970	693,240	3.81	182,122	0.49%	100%	2	ACQ
200 Champion Drive	Northlake	IL	1998	1,099,856	4.62	238,064	0.64%	100%	1	BTS
400 North Wolf Road	Northlake	IL	1956/1997	5,305,201	3.45	1,537,648	4.11%	99%	2	ACQ
100 W. Whitehall	Northlake	IL	1999	812,933	3.23	251,584	0.67%	100%	2	BTS
505 Railroad Avenue	Northlake	IL	1965/1988	746,300	2.63	284,165	0.76%	100%	1	ACQ
West Suburbs
425 N. Villa Ave.	Villa Park	IL	1996	171,864	23.88	7,198	0.02%	100%	1	ACQ
1808 Swift Road	Oakbrook	IL	1998	648,000	4.30	150,569	0.40%	63%	1	ACQ
515 Factory Road	Addison	IL	1965	117,600	4.87	24,150	0.06%	100%	1	ACQ
Central Kane/N. DuPage
425 South 37th Avenue	St. Charles	IL	1975	412,424	4.00	103,106	0.28%	100%	1	ACQ
22 W 760 Poss St.	Glen Ellyn	IL	1964	140,040	11.69	11,976	0.03%	100%	1	ACQ
1000 Swanson Dr.	Batavia	IL	1990	197,327	18.62	10,600	0.03%	100%	1	ACQ
500 Wall St	Glendale Heights	IL	1989	604,072	2.73	221,104	0.59%	69%	1	ACQ
800 Regency Drive	Glendale Heights	IL	1987	522,221	10.83	48,230	0.13%	100%	2	ACQ
625 Willowbrook Centre	Willowbrook	IL	2001	633,668	15.23	41,600	0.11%	100%	1	BTS
Far West Suburbs
1020 Frontenac	Naperville	IL	1980	27,500	0.28	99,684	0.27%	20%	1	ACQ
1560 Frontenac	Naperville	IL	1987	112,500	1.31	85,608	0.23%	35%	1	ACQ
920 Frontenac	Naperville	IL	1987	478,819	3.95	121,220	0.32%	100%	1	ACQ
1250 Carolina Drive	West Chicago	IL	1988	474,300	3.16	150,000	0.40%	100%	1	BTS
1 Allsteel Drive	Aurora	IL	1960	150,000	0.16	967,099	2.58%	39%	2	ACQ
2727 West Diehl Road	Naperville	IL	1997	2,355,072	5.35	440,343	1.18%	100%	1	BTS
9714 S. Rt 59	Naperville	IL	1988	228,000	16.68	13,669	0.04%	100%	1	ACQ
Southwest Suburbs
5619-25 West 115th Street	Alsip	IL	1974	1,323,300	3.31	399,511	1.07%	100%	3	RDV
6600 River Road	Hodgkins	IL	1968	1,663,800	2.64	630,410	1.68%	100%	1	ACQ
7447 South Central Avenue	Bedford Park	IL	1975	366,000	3.10	118,218	0.32%	100%	1	ACQ
7525 South Sayre	Bedford Park	IL	1981	165,984	1.35	123,178	0.33%	25%	1	ACQ
11701 South Central Avenue	Alsip	IL	1970	1,024,320	3.45	297,207	0.79%	98%	1	ACQ
11601 South Central Avenue	Alsip	IL	1970	991,200	3.81	260,000	0.69%	100%	1	ACQ
7633 S. Sayre	Bedford Park	IL	1968	109,800	7.82	14,039	0.04%	100%	1	ACQ
7201 S. Lemington	Bedford Park	IL	1958	—	—	106,800	0.29%	0%	0	ACQ
7200 S. Mason	Bedford Park	IL	1974	634,800	3.06	207,345	0.55%	100%	1	ACQ
6000 W. 73rd	Bedford Park	IL	1974	477,048	3.22	148,091	0.40%	100%	2	ACQ
6751-55 South Sayre Avenue	Bedford Park	IL	1974	366,000	1.51	242,690	0.65%	100%	1	ACQ
11801 S. Central	Alsip	IL	1985	904,800	3.18	284,386	0.76%	100%	1	ACQ
10047 Virginia Ave.	Chicago Ridge	IL	1994	129,900	3.66	35,450	0.09%	100%	2	ACQ
9700 Harlem Ave	Bridgeview	IL	1969	392,353	3.88	101,140	0.27%	100%	1	ACQ

6510 West 73rd Street	Bedford Park	IL	1974/1980	1,236,000	4.00	309,000	0.83%	100%	1	ACQ
7330 Santa Fe	Hodgkins	IL	1979	290,725	1.23	235,560	0.63%	31%	1	ACQ
Chicago South
900 East 103rd Street	Chicago	IL	1910/1990	1,653,992	3.13	529,214	1.41%	69%	6	RDV
4400 South Kolmar	Chicago	IL	1966	—	—	92,000	0.25%	51%	1	ACQ
South Suburbs
21399 Torrence Avenue	Sauk Village	IL	1987	856,934	2.30	372,835	1.00%	100%	1	ACQ
2601 Bond Street	University Park	IL	1975	—	—	64,000	0.17%	0%	0	ACQ
16951 State Street	South Holland	IL	1983	171,852	7.69	22,347	0.06%	72%	2	ACQ
1336 W. New Monee Rd.	Crete	IL	1974	28,800	2.94	9,788	0.03%	100%	1	ACQ
16750 S. Vincennes Ave	South Holland	IL	1970	369,000	1.82	202,510	0.03%	73%	1	ACQ
13040 Pulaski Road	Alsip	IL	1976	1,159,914	2.90	400,076	1.07%	100%	1	ACQ
Far S.W. Suburbs
1319 Marquette Drive	Romeoville	IL	1990	306,818	8.44	36,349	0.10%	100%	1	BTS
2301 North Route 30	Plainfield	IL	1972	556,769	2.05	272,217	0.73%	57%	1	ACQ
250 W. 63rd St.	Westmont	IL	1967	190,968	18.65	10,240	0.03%	100%	1	ACQ
1200-24 Independence Blvd	Romoeville	IL	1983	238,800	5.58	42,804	0.11%	100%	1	ACQ
1265 Naperville Dr.	Romeoville	IL	1996	—	—	73,385	0.20%	0%	0	ACQ
145 Tower Dr	Burr Ridge	IL	1968	428,400	6.73	63,687	0.17%	100%	1	ACQ
325 Marmon Drive	Bolingbrook	IL	1989	1,068,000	4.74	225,311	0.60%	100%	1	ACQ
2200 Channahon Road	Joliet	IL	1950	937,915	1.61	583,260	1.56%	100%	1	ACQ
2200 Channahon Road	Joliet	IL	1950	1,015,780	3.11	326,685	0.87%	100%	1	ACQ
2200 Channahon Road	Joliet	IL	1950	1,918,159	3.27	586,100	1.57%	100%	1	ACQ
McHenry County
875 Diggins Rd.	Harvard	IL	1952	552,345	4.37	126,304	0.34%	100%	1	ACQ
N.W. Indiana
425 West 151st Street	East Chicago	IN	1913/1991	386,356	1.06	366,159	0.98%	31%	2	RDV
201 Mississippi Street	Gary	IN	1945/1988	3,196,446	3.03	1,054,667	2.82%	84%	14	RDV
1827 North Bendix Drive	South Bend	IN	1964/1990	582,314	2.92	199,730	0.53%	100%	1	ACQ
101 45th Street	Munster	IN	1991	—	—	350,133	0.94%	0%	0	ACQ
One Bridge Street	Gary	IN	2003	—	—	425,000	1.14%	0%	0	RDV
Milwaukee County
7501 North 81st Street	Milwaukee	WI	1987	735,832	4.00	183,958	0.49%	100%	1	ACQ
2003-2201 S. 114th Street	West Allis	WI	1965	766,739	3.15	243,350	0.65%	100%	2	ACQ
4700 Ironwood Drive	Franklin	WI	1998	473,341	3.84	123,200	0.33%	100%	1	BTS
5521 Mill Road	Milwaukee	WI	1960	57,950	1.30	44,435	0.12%	55%	2	ACQ
70th & Washington	West Allis	WI	1999	488,612	4.30	113,620	0.30%	100%	2	ACQ
11000 Silver Springs Rd.	Milwaukee	WI	1968	592,584	4.65	127,400	0.34%	100%	1	ACQ
3511 W. Green Tree	Milwaukee	WI	1969/1971	610,910	3.55	172,000	0.46%	55%	2	ACQ
Richards & Vienna	Milwaukee	WI	1999	501,816	4.31	116,354	0.31%	100%	1	ACQ
6600 N. Industrial Rd	Milwaukee	WI	1973	228,058	2.07	110,400	0.30%	62%	1	ACQ
6333 West Douglas	Milwaukee	WI	1970	81,866	3.20	25,607	0.07%	81%	2	ACQ
7620 South 10th Street	Oak Creek	WI	1970	461,100	3.07	150,192	0.40%	100%	1	ACQ
7020 Parkland Court	Milwaukee	WI	1979	380,120	3.14	120,879	0.32%	100%	1	ACQ
7025 Parkland Court	Milwaukee	WI	1973	287,000	1.27	226,109	0.60%	91%	3	ACQ
315 Edgerton	Milwaukee	WI	1971	296,700	4.67	63,580	0.17%	80%	2	ACQ
4930 South 2nd Street	Milwaukee	WI	1972	118,116	2.28	51,721	0.14%	100%	3	ACQ
4950 South 2nd Street	Milwaukee	WI	1973	41,213	2.12	19,440	0.05%	100%	2	ACQ
4960 South 2nd Street	Milwaukee	WI	1971	72,822	3.78	19,278	0.05%	80%	2	ACQ
5140 South 3rd Street	Milwaukee	WI	1978	59,741	3.56	16,800	0.04%	100%	3	ACQ
5144 South 3rd Street	Milwaukee	WI	1972	57,600	3.00	19,200	0.05%	75%	1	ACQ
5110 South 6th Street	Milwaukee	WI	1972	339,300	5.80	58,500	0.16%	100%	1	ACQ
4903 South Howell	Milwaukee	WI	1977	101,402	4.23	24,000	0.06%	100%	3	ACQ
4941 South Howell	Milwaukee	WI	1976	168,056	5.23	32,115	0.09%	100%	2	ACQ
5050 South 2nd Street	Milwaukee	WI	1970	230,664	4.65	49,605	0.13%	100%	1	ACQ
525 Marquette	Oak Creek	WI	1979	409,320	3.65	112,144	0.30%	100%	1	ACQ
300 West Edgerton	Milwaukee	WI	1970	219,795	5.49	40,000	0.11%	83%	2	ACQ
W165 N5830 Ridgewood	Menomonee Falls	WI	1996	1,473,214	4.91	300,120	0.80%	100%	1	ACQ
1901 Chicory Road	Mt. Pleasant	WI	1970	185,618	1.41	131,606	0.35%	32%	1	ACQ
Kenosha County
8901 102nd Street	Pleasant Prairie	WI	1990	370,258	3.51	105,637	0.28%	100%	1	ACQ
8200 100th Street	Pleasant Prairie	WI	1990	620,397	4.18	148,472	0.40%	100%	1	ACQ
8100 100th Street	Pleasant Prairie	WI	1991	205,617	5.37	38,290	0.10%	100%	1	ACQ
Waukesha County
2900 South 160th Street	New Berlin	WI	1972/1974/1978	22,500	0.12	183,480	0.49%	3%	1	ACQ

Ohio
8877 Union Center Rd	Westchester	OH	1999	5,275,584	6.16	856,768	2.29%	100%	1	ACQ
2800 Henkle Drive	Lebanon	OH	1994/1995/1997	393,450	3.00	131,150	0.35%	100%	1	ACQ

Subtotal Previously Owned				$103,901,595		29,187,852	78.01%

Average					$3.56	187,102

Grand total all warehouse and other industrial properties				$133,173,891		37,419,116	100.00%		318

Average					$3.56	174,042		84.0%

Grand total all warehouse and other industrial properties excluding out of service at 12/31/2004				$133,173,891		35,037,184		89.8%

Average excluding out of service at 12/31/2004					$3.80	166,053

(1)
The first year is the year of original construction. The second date, where applicable, is the year of last redevelopment and/or expansion.

(2)
"Annualized base rent revenue" is calculated as twelve months of the base rent in effect on December 31, 2004.

(3)
"GLA" means gross leasable area.

(4)
Determined by dividing annualized base rent revenue by GLA.

(5)
Determined as a percent of the total GLA for the warehouse and other industrial properties.

(6)
ACQ refers to an existing leased property acquired by the Company, BTS refers to a build-to-suit property and RDV refers to a redevelopment property.

        As of December 31, 2004, the properties at 800 Hilltop, Streamwood, Illinois; 8877 Union Center Drive, West Chester, Ohio; 9714 South Route 59, Naperville, Illinois, a land parcel in McCook, Illinois, and two land parcels in Naperville, Illinois were reclassified as held for sale. In addition, two build-to-suit projects under construction in Gurnee, Illinois, were under contract for sale and were therefore classified as held for sale. The carrying value of one of the land parcels in Naperville, Illinois was greater than the expected net sales proceeds, and the Company recorded a $0.9 million impairment. The decline in value is attributable to weakening market conditions for this retail land, which is the expected use for the parcel.

Properties Under Development and Land Held for Development

        The Company and its subsidiaries have investments in six uncompleted warehouses, totaling 2.5 million square feet as of December 31, 2004. The Company's developments include buildings under construction at CenterPoint Intermodal Center, McCook Industrial Center, McCook, Illinois, O'Hare North and other developments which are leased and at various stages of completion. The Company and its subsidiaries also own or control several stand-alone land parcels and industrial parks under various stages of development, totaling 3,258 acres.

	Acres	Estimated Building Area
5480 W. 70th Place, Bedford Park, IL	5	100,000
Harris & Commerce Drive, Libertyville, IL	5	87,000
CenterPoint Business Center, McCook, IL	8	139,000
440-4635 Railroad, East Chicago, IN	9	156,000
3400 W. Pratt, Lincolnwood, IL	13	226,000
Diehl Rd., Naperville, IL	15	261,000
Oakwood Road, Oak Creek, WI	17	300,000
Meacham & Medinah, Itasca, IL	18	50,000
Douglas Road & Kirk Road, Batavia, IL	19	310,000
California Avenue Business Center, Chicago, IL	20	476,000
O'Hare Express North, Chicago, IL	24	407,000
Gurler Road & 1st St., DeKalb, IL	36	627,000
Jefferson & Aurora Avenue, Naperville, IL	51	890,000
I88 & Randall Road, Aurora, IL	63	1,100,000
Knell Road, Montgomery, IL	169	2,250,000
I94/173 Property, Wadsworth, IL	229	2,747,000
CenterPoint Business Center—McCook North, McCook, IL	242	3,680,000
DuPage Tech Park, West Chicago, IL	413	7,200,000
CenterPoint Intermodal Center, Elwood, IL	730	12,214,000

Total owned or controlled by CenterPoint	2,086	33,220,000
Aurora Corporate Center, Aurora, IL	13	226,000
Chicago Manufacturing Center, Chicago, IL	14	244,000
CenterPoint Business Center, Gurnee, IL	45	852,000
Grandview Corporate Park, Racine, WI	54	600,000
Grandview Corporate Park, Racine, WI	80	1,460,000
Badger, WI	89	1,480,000
Prairewood, WI	144	2,400,000
CenterPoint Intermodal Center—Rochelle, Rochelle, IL	338	4,150,000
Lakeview Corporate Park, Kenosha, WI	395	6,307,000

Total owned or controlled by Affiliates	1,172	17,719,000

Total owned or controlled by CenterPoint and Affiliates	3,258	50,939,000

Lease Expirations

        The following table shows, as of December 31, 2004, scheduled lease expirations for the Company's warehouse and other industrial properties commencing January 1, 2005 and for the next ten years, assuming that no tenants exercise renewal options:

Year Ending December 31	No. of Leases Expiring	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent Expiring Leases	Average Base Rent per Sq Ft Under Expiring Leases	% of Total Properties GLA Represented by Expiring Leases	% of 2004 Base Rent Represented by Expiring Leases
2005	86	5,508,357	$21,269,809	$3.86	14.7%	19.2%
2006	65	3,872,270	15,960,521	4.12	10.3%	14.4%
2007	46	4,804,358	19,398,085	4.04	12.8%	17.5%
2008	34	3,820,821	15,917,841	4.17	10.2%	14.4%
2009	35	2,959,860	13,727,404	4.64	7.9%	12.4%
2010	15	1,418,423	7,306,191	5.15	3.8%	6.6%
2011	8	2,442,177	8,152,457	3.34	6.5%	7.4%
2012	8	2,035,066	10,357,911	5.09	5.4%	9.4%
2013	11	1,483,093	5,402,979	3.64	4.0%	4.9%
2014	11	1,292,157	5,142,376	3.98	3.5%	4.7%

Options to Purchase Granted to Certain Tenants

        The Company has one property subject to a purchase option. 343 Carol Lane, Elmhurst, Illinois is subject to a purchase option exercisable on February 1, 2008. The tenant has exercised this option and the purchase price is $1.5 million. The option price exceeds the Company's current net book value for the property.

        In addition to purchase options, the Company has granted to tenants of certain properties a right of first refusal (in the event the Company has received an unsolicited offer from a third party to purchase the property which the Company desires to accept) or a right of first offer (in the event the Company has not received an unsolicited third party offer for the property but desires to entertain an offer). As of December 31, 2004, the Company had such clauses in seven (or 2.2%) of its operating warehouse and other industrial leases.

The Company's Other Properties and Investments

        In addition to its warehouse and other industrial properties, as of the end of 2004, the Company owned one parking lot within an industrial park. The parking lot, located at 1207 South Greenwood, Maywood, IL and purchased in 1999, is leased through September of 2005 for a current annualized minimum rent of $52,200.

Item 3. Legal Proceedings.

        The Company is involved in various legal proceedings in the ordinary course of its business but is not subject to or involved in, nor is the Company aware of, any pending or threatened litigation which it believes could reasonably have a material negative effect on the financial position or results of operations of the Company. For a description of remediation activities currently underway at certain of the Company's properties, see "Environmental Matters" under Item 1 above.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

        The Company's common shares are listed and traded on the New York Stock Exchange under the symbol "CNT." The following table sets forth, for the periods indicated, the high and low sale prices of the common shares and the cash distributions paid per common share in such periods. The following share information has been adjusted to reflect the June 30, 2004 two-for-one split of the common shares of the Company.

Quarterly Period Ending	High	Low	Cash Distribution/Share
March 31, 2003	$29.63	$26.88	$0.30375
June 30, 2003	31.29	28.83	0.30375
September 30, 2003	34.15	30.53	0.30375
December 31, 2003	38.50	33.43	0.30375
March 31, 2004	41.28	37.07	0.39
June 30, 2004	41.67	33.69	0.39
September 30, 2004	44.09	37.25	0.39
December 31, 2004	49.01	43.13	0.39

        As of March 15, 2005, there were approximately 135 holders of record of the Company's common shares.

        The future availability of funds for distribution will be restricted by certain covenants of the Company's unsecured credit facility; such as the covenant that restricts the total common dividends to 90% of the Company's funds from operations.

Securities Authorized for Issuance Under Equity Compensation Plans

        For information regarding securities authorized for issuance under the Company's equity compensation plans see Note 11 to the Company's Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The other information required by this Item 5 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

Summary of Distributions and Dividends

        In order to comply with the REIT requirements of the Code, CenterPoint is required to make common share distributions (other than capital gain distributions) to its shareholders in amounts at least equal to 90% of its "REIT taxable income" computed without regard to the dividends paid deduction. For information regarding the taxability of CenterPoint's 2004 dividends, see Note 15 to the Company Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

        CenterPoint has announced its projected increase to the annual distribution for 2005 from $1.56 to $1.71 after the board of trustees reviewed and approved its budget plan for the year.

Share Repurchase Program

        In May 2004, the Company's board of trustees authorized management to institute a share repurchase program of up to $100.0 million. Under the program, purchases of our common shares may be made at the discretion of a subcommittee of the board of trustees in open market transactions at prevailing prices or in negotiated private transactions. The Company has not made any share repurchase since the adoption of the program.

Item 6. Selected Financial Data

        The following tables set forth, on a historical basis, selected financial data for the Company. The following table should be read in conjunction with the historical financial statements of the Company and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," both included elsewhere in this Form 10-K.

        The selected financial data for the Company is not necessarily indicative of the actual financial position of the Company or results of operations at any future date or for a future period. Also, the following share information has been adjusted to reflect the June 30, 2004 two-for-one split of the common shares of the Company.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousand, except per share and property information)
Operating Data:
Total revenues	$159,772	$140,543	$133,642	$133,623	$138,985
Property expenses (1)	(65,820)	(56,683)	(48,154)	(45,960)	(47,838)
Depreciation and other amortization	(37,078)	(29,942)	(28,378)	(29,514)	(28,800)
General and administrative	(11,994)	(8,681)	(7,023)	(5,566)	(4,812)
Other income / (expense)
Interest income	1,917	2,430	576	1,521	1,939
Interest expense	(33,032)	(25,735)	(27,456)	(32,299)	(32,915)
Amortization of deferred financing costs	(3,567)	(3,354)	(2,918)	(2,376)	(2,155)
Early extinguishment of debt				(1,616)	—
Impairment of asset (2)(3)(4)	(937)	—	(1,228)	(37,994)	—
Provision for income tax (expense) benefit	1,017	(389)	(1,575)	748	34
Equity in net income (loss) of affiliate	5,703	2,281	1,994	3,309	(294)
Gain from sale of equity interest	6,469

Income from continuing operations	22,450	20,470	19,480	(16,124)	24,144
Discontinued operations:
Gain or (loss) on sale of real estate	57,412	36,308	29,899	—	—
Income (loss) from operations of sold properties	13,061	15,857	13,051	13,968	11,315
Gain on sale of real estate, net of tax	185	5,421	12,962	30,153	19,227
Cumulative effect of change in accounting principle, net of tax	—	6,528	—	—	—

Net income	93,108	84,584	75,392	27,997	54,686
Preferred dividends	(2,621)	(9,599)	(10,090)	(10,090)	(10,105)

Net income available to common shareholders	$90,487	$74,985	$65,302	$17,907	$44,581

Basic EPS:
Income available to common shareholders from continuing operations	$0.42	$0.35	$0.49	$0.09	$0.79
Discontinued operations	1.49	1.14	0.94	0.31	0.27
Cumulative effect of change in accounting principle	—	0.14	—	—	—

Net income available to common shareholders	$1.91	$1.63	$1.43	$0.40	$1.06

Diluted EPS:
Income available to common shareholders from continuing operations	$0.41	$0.34	$0.48	$0.09	$0.78
Discontinued operations	1.43	1.10	0.92	0.30	0.26
Cumulative effect of change in accounting principle	—	0.14	—	—	—

Net income available to common shareholders	$1.84	$1.58	$1.40	$0.39	$1.04

Proforma results of operations assuming new method of accounting for certain developer notes was applied retroactively (5):
Net income	$93,108	$78,056	$81,920	$27,997	$54,686

Basic EPS:
Net income available to common shareholders	$1.91	$1.49	$1.58	$0.40	$1.06

Diluted EPS:
Net income available to common shareholders	$1.84	$1.44	$1.54	$0.39	$1.04

Balance Sheet Data (End of Period):
Investment in real estate (before accumulated depreciation and amortization)	$1,461,561	$1,342,374	$1,219,109	$1,197,900	$1,084,812
Real estate held for sale, net of depreciation	62,360	6,302	48,631	22,555	17,277
Net investment in real estate	1,340,151	1,179,289	1,124,153	1,100,232	1,003,133
Total assets	1,598,491	1,419,242	1,310,742	1,182,671	1,155,235
Total debt	873,509	834,865	697,101	586,527	547,744
Shareholders' equity	606,964	482,501	526,959	513,795	534,386

Other Data:
Net cash flow:
Operating activities	$77,070	$74,221	$59,366	$73,229	$71,518
Investing activities	(110,152)	(135,004)	(112,882)	(76,502)	(74,790)
Financing activities	34,347	59,779	52,900	4,064	827
Preferred dividends	(2,367)	(6,311)	(10,090)	(10,090)	(10,105)
Common dividends	(74,421)	(56,492)	(53,083)	(47,423)	(41,720)
Common dividends per share	1.560	1.215	1.155	1.050	1.005
Return of capital portion of distribution	(23,815)	—	(52,876)	—	(834)
Number of properties owned at the end of the year (6)	216	190	190	178	167

(1)
Property expenses include real estate taxes, repairs and maintenance, insurance and utilities.

(2)
At December 31, 2004, one of the Company's land parcels, located in Naperville, Illinois, was held for sale when it went under contract for sale. The expected proceeds upon sale after costs were lower than the carrying value of the property, so the Company recorded an impairment on this land in 2004.

(3)
At December 31, 2002, the Company had its remaining interest in certain land leased to the BNSF at CIC and 64 acres of land at Jefferson and Aurora Avenue in Naperville, IL held for sale because the properties were under contract for sale. The Company recognized an impairment on the Naperville land because the expected proceeds upon sale after costs were lower than the carrying value of the property.

(4)
At December 31, 2001, the Company had an office property held for sale. This property was the former headquarters of HALO and was located at 5800 Touhy Avenue in Niles, Illinois. The bankruptcy of HALO caused a reduction in the property value and on December 12, 2001 the Company announced its intention to sell the property. Accordingly, the Company recognized an impairment of this asset based on management's estimate of the fair value of the asset less costs to dispose in accordance with FAS No. 121.

(5)
In 2003, CenterPoint changed its accounting policy when accounting for certain developer notes. See Note 7 to the Company's Consolidated Financial Statements.

(6)
The number of properties included in operating results reflects the following activity:

	2004	2003	2002	2001	2000
Number of properties in operating results, beginning of period	190	190	178	167	182
Properties acquired	55	13	28	14	20
Developments completed	5	2	3	5	2
Consolidation of CRS	—	—	—	10	—
Property dispositions	(34)	(15)	(19)	(18)	(37)

Number of properties in operating results, end of period	216	190	190	178	167

  In addition to the investments and disposition activity in 2004, the Company foreclosed on one property located in Long Grove, Illinois and the Company started the demolition of one property located in Niles, Illinois in order to capitalize on its land value.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following is a discussion of the historical operating results of the Company. This discussion should be read in conjunction with the historical financial statements of the Company and the information set forth under Item 6, "SELECTED FINANCIAL DATA," found in this Form 10-K.

Executive Summary

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

        A cornerstone of this strategy is the consistent redeployment of its capital. The Company seeks to fund new investment with disposition proceeds from the sale of stabilized assets, or those offering lower potential returns relative to their market value. Each year the Company expects to sell 10% to 20% of its assets (or more if attractive opportunities arise). These dispositions, together with retained cash flow, fund much of the Company's capital requirements. CenterPoint believes its capital "recycling" discipline lowers its cost of capital through increased funding flexibility.

2004 Investment Results

        In 2004, the Company achieved earnings expectations. Year-over-year per share net income grew 16.5%. These results are largely due to a high level of new investments funded by the sale of stabilized assets, in tune with the Company's corporate strategy. Below is a summary of 2004's activity (unaudited):

  •
  Investment Activity—During 2004, the Company acquired or completed the construction of 60 industrial properties, totaling $343.0 million and 8.5 million square feet and 278.1 acres of land. Shortly following the end of 2004, the Company completed the acquisition of an additional $95.3 million in investments in eight properties totaling 3.0 million square feet. Additionally, as of the end of the year, the Company had six properties totaling 2.5 million square feet, or approximately $34.2 million in investment at various stages of development.

  •
  Strong Leasing Activity in Market—In 2004, the Company renewed, replaced or sold 57.7% of all of its 2004 scheduled expiring leases. By the end of the year, excluding properties sold, the Company retained 92.4% of its tenants. Vacancy remained high, but some of the vacancy was purchased by the Company to position itself to take advantage of an improving market in 2005.

  •
  Disposition Market—In 2004, the Company completed $241.5 million or 34 property dispositions, in line with its expectations, and deployed the proceeds into property acquisitions and the funding of development. As in the past, the Company expects to fund the majority of its investments using proceeds from stabilized asset sales.

CenterPoint Venture

        The Company owns 25% of CenterPoint Venture. The operating terms of CenterPoint Ventures were renegotiated in 2004 and the venture was extended to June, 2012. The Company provides property management and administrative services for CenterPoint Venture, and also earns fees on the acquisitions and dispositions completed by CenterPoint Venture. During 2004, CenterPoint

Venture acquired three properties totaling $34.2 million or 0.4 million square feet and disposed of four properties totaling $49.4 million. As of December 31, 2004, CenterPoint Venture owned 16 warehouse and other industrial properties, totaling 1.8 million square feet, which were 67.7% leased.

Chicago Manufacturing Campus

        During 2004, CenterPoint and Ford Land disposed of their respective interests in the four building, 1.6 million square feet, Chicago Manufacturing Campus industrial park. CenterPoint received proceeds of approximately $88.5 million from the sale of its interest.

New Development Ventures

        At the end of 2004, CenterPoint announced that it had entered into three new development joint ventures. The Company believes these joint ventures will eventually leverage the Company's capital and expertise, while providing new opportunities and relationships for further investment.

  1.
  Rochelle Development Venture LLC—CenterPoint entered into a joint venture agreement with UBS Real Estate to develop CenterPoint Intermodal Center—Rochelle ("CIC—Rochelle"), a 362 acre industrial park located less than one mile from the Union Pacific Railroad's new 1,230 acre intermodal facility. This joint venture, Rochelle Development Venture LLC, was capitalized with initial equity commitments of $60.0 million by UBS Real Estate and $15.0 million by CenterPoint, and supported by a $30.0 million subscription facility led by Wachovia Securities. The venture expects to develop and sell leased facilities or develop facilities to be owned by users.

  2.
  CenterPoint WisPark Venture—CenterPoint Venture entered into a joint venture with WisPark Land Company. This joint venture, CenterPoint WisPark Venture LLC, was created to consolidate the parties' fully improved land holdings in the I-94 corridor north of Chicago, initially including 512 developable acres. CenterPoint Venture acquired a 65% interest in this venture, an all equity venture. CenterPoint Venture will provide construction capital for individual projects, expanding CenterPoint Venture's ownership interest, which is expected to average 90%. In addition to its equity interest through CenterPoint Venture, CenterPoint will earn certain development fees during construction.

  3.
  DuPage Technology Park—CenterPoint entered into an agreement with the DuPage Airport Authority to develop the DuPage Technology Park, an 800 acre site located just south of the DuPage airport in Illinois. About 413 acres are developable and CenterPoint will lease usable land from the county in step with anticipated development deals. The Company expects to lease 25 acres in the near term to accommodate several transactions in negotiations. Technically not a joint venture, the DuPage Technology Park development shares certain traits with the Company's new ventures, including the opportunity to work and develop a project over time without investing 100% of its capital up front.

Management Transition

        During the third quarter of 2004, the Company announced its Board of Trustees had approved a management transition and four executive promotions, which went into effect January 1, 2005. Under this plan, John S. Gates, Jr., CenterPoint's former Co-Chairman and Chief Executive Officer, relinquished the CEO title and transitioned to the role of Co-Chairman of the Board focusing on strategic, capital allocation and industry matters. Concurrently, Michael M. Mullen, former President and Chief Operating Officer, became Chief Executive Officer. Paul S. Fisher, Chief Financial Officer, became President. Paul T. Ahern, former Chief Investment Officer, assumed the title of Chief Operating Officer. James N. Clewlow, former Senior Vice President of Investments, was named Chief Investment Officer.

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

  •
  When real estate properties are acquired, acquisition costs are allocated to components of the property, any in-place leases including above or below market leases and any potential tenant relationships using relative fair values based on historical experience and the Company's current judgment. These assumptions and estimates impact the amount of costs allocated between land, different categories of building and land improvements and certain deferred expense related the acquired property. The allocation assumptions ultimately affect the amount of costs assigned to individual properties in multiple property acquisitions, depreciation and amortization expense, and gains or losses recorded on sales of properties.

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

    The Company accounts for developer notes as either reimbursement of improvement costs incurred or as real estate tax abatement depending on the facts and circumstances of each redevelopment agreement. Effective January 1, 2003, the Company changed its accounting policy related to certain developer notes. The Company has described its accounting for each of its developer note arrangements and has described the financial impact of the change in accounting principle in Note 6 and Note 7, respectively, of the consolidated financial statements.

  •
  The Company recognizes an impairment loss on real estate assets under the following circumstances:

  •
  When management has designated the asset to be held for sale and the fair value of the asset less the cost of disposal is less than the asset's carrying value; or

  •
  When market conditions, a contract for sale or some other triggering event has made it certain that the carrying amount of an asset held for use might not be recoverable and the estimated undiscounted cash flows of the asset are insufficient to recover the carrying value of the asset.

    In cases of impairment, the asset will be reduced to its fair value based on the property's estimated discounted future cash flows. The amount of the reduction is recorded as an operating expense, impairment of asset.

Results of Operations

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenues

        Total revenues increased $19.2 million or 13.7% over the same period last year due to an overall increase in earnings from minimum rents, straight-line rents, expense reimbursements and mortgage interest income (operating and investment revenue). Operating and investment revenues increased $20.4 million due to a full period of earnings on 2003 investments and a partial period of earnings on 2004 investments.

        In the twelve months of 2004, 93.2% of total revenues were from operating and investment revenue, pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse and other industrial properties. In 2003, operating and investment revenue as a percentage of total revenues was 91.5%. This increase in the proportion of total revenues provided by operating and investment revenues was partially caused by a decrease in development fees earned on developments, fee income, in 2004.

        The Company's occupancy rate on in-service properties decreased to 90.4%, compared to 93.8% a year ago. In 2004, the Company renewed, replaced or sold 57.7% of all 2004 scheduled lease expirations or approximately 4.8 million square feet at an average rental rate increase of 5.4% on a GAAP basis and 0.6% on a cash basis. In order to capitalize on the strengthening leasing activity, the Company provided early term leasing incentives to certain tenants helping to avoid vacancy.

        Real estate fee income decreased $1.2 million due to decreased third party development activity on projects earning development fees in 2004 compared to 2003. This was offset in part by fees of $8.4 million earned in 2004 relating to the early termination of two leases.

Operating and Nonoperating Expenses

        Real estate tax expense and property operating and leasing ("POL") expense, combined, increased by $9.1 million from year to year. Real estate taxes increased by $5.1 million due mainly to a full period of taxes on 2003 investments and a partial period of taxes on 2004 investments. Real estate tax expense includes $0.5 million and $1.1 million in 2004 and 2003, respectively, for real estate tax abatements recognized on CenterPoint's owned properties at CIC, relating to the Company's accounting policy for real estate taxes on owned properties subject to certain TIF arrangements.

        The following is a breakdown of the composition of the Company's POL costs.

	Year Ended December 31,
	2004	2003
Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$14,847	$12,042
Property management includes property management and portfolio construction department costs	6,772	5,472
Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	10,936	10,962

Total property operating and leasing	$32,555	$28,476

        POL costs include operating costs from the properties, property management, investment and dispositions, accounting and information systems personnel, consistent with the Company's active portfolio management and investment focus. $2.8 million of the increase in POL costs was due to operating costs on the properties due to a full period of operating costs on 2003 investments and a partial period of operating costs on 2004 investments. $1.3 million of the increase was due to increased payroll and related costs. As a percentage of total revenues, POL costs remained nearly constant at 20.3% for 2003 compared to 20.4% in 2004. In connection with development projects and non-operating property acquisitions, the Company capitalized expenses of $3.3 million and $2.1 million in 2004 and 2003, respectively that would normally be included in POL costs.

        General and administrative expenses increased by $3.3 million due to increased legal costs, accounting costs and payroll and related costs. The payroll and related costs increase on current employees was largely due to achieving high performance goals related to the Company's pay for performance plan. The legal costs are attributable to collection efforts related to certain bankruptcy claims and certain legal defense efforts. The Company's increased accounting costs relate to the introduction of a new internal audit function and increased external audit costs attributed to the Company's Sarbanes-Oxley Section 404 compliance effort. Expenses associated with corporate administration, finance and investor relations are included in the Company's general and administrative expense.

        Depreciation and amortization increased $7.1 million or 23.8% when comparing 2004 and 2003 due to a full period of depreciation and amortization on 2003 investments and a partial period of depreciation and amortization on 2004 investments.

        In 2004, the Company recorded an impairment expense for a 17.8 acre land parcel located in a retail and commercial district of Naperville, Illinois which went under contract for sale. Since the carrying value of this land was greater than the expected net sales proceeds, the Company recorded a $0.9 million impairment of this asset. The decline in value is attributable to weakening market conditions for retail land in the area. There was no similar impairment recorded in 2003.

        Interest income decreased by $0.5 million due to the repayment of certain notes receivable in 2004 that were not replaced.

        Interest expense increased by $7.3 million due to increased average debt balances in 2004 when compared to 2003 ($874.2 million in 2004 compared to $774.1 million in 2003) and the delivery of certain large development projects in late 2003 and 2004, reducing capitalized interest expense. Additionally, the Company's weighted average rate including financing costs increased to 5.1% in 2004 compared to 4.6% in 2003. In connection with development projects under construction, the Company capitalized $6.6 million and $8.6 million of interest in 2004 and 2003, respectively.

        Amortization of deferred financing costs increased slightly when comparing periods due mainly to a full period of amortization costs associated with new debt issued in 2003 and a partial period of amortization on the 2004 debt issuance. Both of these issuances included interest rate lock settlements of $1.7 million and $1.0 million for 2004 and 2003, respectively. These costs are amortized over the term of the debt.

        The provision for income tax expense decreased by $1.4 million when comparing periods due to increased vacancies and legal costs incurred by CRS, the Company's taxable REIT subsidiary, in 2004 compared to 2003.

        Equity in net income of affiliates increased $3.4 million when comparing periods, due to increased CenterPoint Venture sales activity in 2004 compared to 2003.

        In 2004, CenterPoint earned gains on the sale of equity interest of $6.5 million due to the Company's sale of its equity interest in CMC. There was no comparable activity in 2003.

        Gains on the sale of real estate from discontinued operations increased by $21.1 million when comparing 2004 to 2003, due to the increased volume of real estate dispositions between periods. For 2004, discontinued operation gains were recorded on the sale of 35 operating properties compared to 15 operating properties in 2003.

        Also, the 2004 and 2003 net income from sold operating properties decreased by $2.8 million because the prior year's numbers included the operations of all operating properties that were sold prior to 2004, so they had no operations in 2004.

        Gains on the sale of real estate, net of tax, from non-operating properties, decreased by $5.2 million when comparing periods, due to the sale of larger land parcels in 2003 at greater gains than 2004's sales. This category includes five properties sold in 2004 compared to five properties sold in 2003.

        In 2003, the Company changed its accounting policy when accounting for the developer notes at properties where the sole source of tax increment is provided by Company-owned land parcels. This change in accounting affected the Company's accounting for sold CIC properties and CIC properties which had operations in 2002. Therefore, the Company recorded income from the cumulative effect of the change in accounting principle representing the $5.9 million increased gains on CIC properties sold prior to January 1, 2003 and $0.6 million in real estate tax abatements relating to periods prior to January 1, 2003.

        Preferred dividends decreased $7.0 million due to the 2003 redemption of the Company's 8.48% Series A Redeemable Preferred Shares of Beneficial Interest (the "Series A Preferred Shares"). In the second quarter of 2003, the Company recognized a $3.1 million charge to earnings for the original offering costs associated with the Series A Preferred Shares. The remaining decrease is attributable to preferred dividends saved as a result of the 2003 redemption and the conversion of a portion of the Company's Series B Convertible Cumulative Preferred Shares (the "Series B Preferred Shares") to common shares in 2004.

Net Income and Other Measures of Operations

        Net income available to common shareholders increased $15.5 million or 20.7% due to increased gains on the sale of real estate and net earnings from a partial period of 2004 investments and a full period of 2003 investments (which increased operating and investing revenue greater than property operating expenses).

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenues

        Total revenues increased $6.9 million or 5.2% over the same period last year due to increased earnings from minimum rents, straight-line rents, expense reimbursements and mortgage interest income (operating and investment revenue) which increased with strengthening market conditions.

        In the twelve months of 2003, 91.5% of total revenues of the Company were derived primarily from operating and investment revenue. In 2002, operating and investment revenue as a percentage of total revenues was 90.8%. Operating and investment revenues increased $7.1 million due to increased occupancy and strengthening economic conditions. The Company's occupancy rate on in-service properties increased to 93.8%, compared to 91.3% in 2002. Also, in 2003, the Company leased 65.5% of all 2003 scheduled lease expirations or approximately 2.6 million square feet at an average rental rate increase of 2.9% on a GAAP basis, but a decrease of 4.2% on a cash basis.

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

Operating and Nonoperating Expenses

        Real estate tax expense and POL expense, combined, increased by $8.5 million from year to year. Real estate taxes increased by $3.1 million due mainly to taxes on 2003 investments. The following is a breakdown of the composition of the Company's POL costs.

	Year Ended December 31,
	2003	2002
Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$12,042	$10,399
Property management includes property management and portfolio construction department costs	5,472	4,705
Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	10,962	7,984

Total property operating and leasing	$28,476	$23,088

        POL costs increased in 2003 mainly due to the early vesting of Company stock grants and the resulting recognition of $3.5 million in expense. In 2002, POL costs included $1.4 million in expense from the vesting of a previous batch of stock grants. The remainder of the increase in POL costs was due to increased payroll and related costs and increased costs incurred on the properties, including increased property insurance due to raising rates, increased snow plowing costs due to greater snowfall in 2003 and increased utilities due to natural gas costs. In connection with development projects and non-operating property acquisitions, the Company capitalized expenses of $2.1 million and $1.7 million in 2003 and 2002, respectively that would normally be included in POL costs.

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

        Depreciation and amortization increased $1.6 million or 5.5% when comparing 2003 and 2002 due to depreciation and amortization on 2003 investments.

        Interest income increased by $1.9 million in 2003 due to the larger note receivable balances in 2003 when compared to 2002.

        Interest expense decreased by $1.7 million over the prior year due to lower interest rates despite higher average debt balances in 2003 when compared to 2002 ($774.1 million in 2003 compared to $668.3 million in 2002). In 2003, the Company's weighted average rate including financing costs was 4.6% compared to 6.0% in 2002. The repayment of $150.0 million in 7.9% unsecured bonds in the January of 2003 contributed to this reduction. In connection with development projects under construction, the Company capitalized $8.6 million and $8.4 million of interest in 2003 and 2002, respectively.

        Amortization of deferred financing costs increased $0.4 million when comparing periods due mainly to a full period of amortization costs associated with new debt issued in 2002 and a partial period of amortization on the 2003 debt issuance. Both of these issuances included interest rate lock settlements of $6.2 million and $1.0 million for 2002 and 2003, respectively. These costs are amortized over the term of the debt.

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

        The provision for income tax expense decreased by $1.2 million when comparing periods due largely to lower development fees which were earned by CRS, the Company's taxable REIT subsidiary, in 2003 compared to 2002.

        Equity in net income of affiliates increased $0.3 million when comparing periods, due to a partial period of income from 2003 investments and development deliveries on CenterPoint Venture and CMC in 2003 compared to 2002.

        Gains on the sale of real estate from discontinued operations increased by $6.4 million due to the sale of higher book gain properties in 2003 compared to 2002. For 2003, this category includes gains on the sale of 15 operating properties sold in 2003 compared to 16 operating properties sold in 2002. This increase in discontinued operations gains is offset by non-discontinued operations gains mentioned below. Also, the 2003 and 2002 net income from these sold operating properties was classified here, which decreased only slightly.

        Gains on the sale of real estate from non-operating properties decreased by $7.5 million when comparing periods. When non-operating gains and operating gains are combined for comparison purposes, gains in total decreased only slightly.

        As referenced above, in 2003 the Company changed its accounting policy when accounting for the developer notes at properties where the sole source of tax increment is provide by Company owned land parcels.

        Preferred dividends decreased $0.5 million due to savings resulting from the 2003 redemption of the Series A Preferred Shares. This savings was partially offset by the application of $3.1 million in original offering costs relating to the Series A Preferred Shares to preferred dividends.

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

Related Party Transactions

        The Company earned fees from CenterPoint Venture totaling $0.6 million, $2.3 million and $0.5 million for acquisitions, administrative services and for property management services for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the Company had $0.1 million and $0.1 million, respectively, receivable for these fees.

        In 2004, the Company and its affiliates sold a portfolio of 10 properties, totaling $108.4 million to Benderson Harlem Associates LP. Legg Mason advised and brokered the transaction on behalf of the buyer. One of the Company's trustees, Thomas Robinson, is a current Managing Director in the Corporate Finance Real Estate Group of Legg Mason Wood Walker, Inc. Mr. Robinson abstained from the voting on this transaction. This transaction was approved by a unanimous vote of the remaining trustees. Mr. Robinson's independence under the rules of the New York Stock Exchange and the Securities and Exchange Commission was not impacted by this sale.

        In 2004, the Company sold its interest in CMC to CalEast, the Company's joint venture partner in CenterPoint Venture. The Company recorded a gain related to the sale of $6.5 million.

        In December 2004, CenterPoint Venture entered into a joint venture with WisPark Land Company. Simultaneously with the closing, CenterPoint transferred its undeveloped land holdings located in Gurnee, Illinois to the new venture and recorded $23 thousand of profit and deferred $6 thousand due to the Company's ownership percentage.

        In December 2004, the Company entered into a joint venture with UBS Real Estate to develop CenterPoint Intermodal Center—Rochelle, a 362 acre planned industrial park located less than one mile from the Union Pacific Railroad's new intermodal facility. The Company sold land and a building to the Rochelle Venture and recorded no gain upon sale as the land and building were sold at cost.

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

Liquidity and Capital Resources

Operating Cash Flow and Capital Recycling

        Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions. Proceeds from asset dispositions, supplemented by retained cash flows, and from unsecured financings and infrequent capital raises, have been used to fund acquisitions and other capital investments. Cash flow from operations during 2004 was $77.1 million, which was slightly higher than the $76.9 million in common and preferred distributions. Cash flow from operations does not include gains on disposition activities, which are an integral part of property selling and the Company's business plan. The Company expects future operating cash flow and capital recycling activities to be sufficient to fund distributions and a portion of future investment activities.

        In 2004, the Company's investment activities included acquisition proceeds of $213.7 million, advances for owned construction in progress of $117.7 million, and improvements and additions to properties of $21.0 million. These activities were funded with proceeds from the disposition of real estate of $191.1 million, advances on the Company's lines of credit and a portion of the Company's retained capital. Turnover, or the annual volume of sales, is driven by the volume of available higher yielding new investments. Management believes the systematic redeployment of capital from lower into better yielding assets not only reduces the requirement for external capital, providing improved funding flexibility, but enhances cash flow. For a reconciliation of the proceeds used for acquisitions and proceeds received for dispositions, see Note 17 to the Company's Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Equity and Share Activity

        During 2004, the Company paid distributions on common shares of $74.4 million or $1.56 per share. Also, the Company paid dividends of $2.4 million on its Series B Preferred Shares or $3.75 per share. Finally, the Company accrued dividends on its Series D Flexible Cumulative Redeemable Preferred Shares, which were issued in December, equivalent to $2.54 per share. The following factors, among others, will affect the future availability of funds for distribution: (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company's unsecured line of credit (such as the requirement to distribute no more than 90% of the Company's funds from operations) and (iv) terms of future debt agreements.

Debt Capacity

        The Company seeks to maintain capacity substantially in excess of anticipated requirements, considering all available funding sources. At December 31, 2004, the Company's debt constituted approximately 26.2% of its total market capitalization of $3.3 billion. Also, at December 31, 2004, the Company's common equity market capitalization was approximately $2.3 billion.

Liquidity

        The Company believes it has adequate liquidity and capital resources available to meet its current needs. The Company maintains a $350.0 million unsecured credit facility, and the Company also has access to capital through CenterPoint Venture which maintains a $150.0 million line of credit subscription facility and through Rochelle Development Venture which maintains a $30.0 million line of credit subscription facility. The interest rate on the Company's credit facility is LIBOR plus 80 basis points, and the facility expires on June 30, 2006. The participants in the credit facility include: Bank One Capital Markets, Inc., as sole Lead Arranger/Book Manager; Bank One NA, as Administrative Agent and Lender; Bank of America, N.A., as Syndication Agent and Lender; Wachovia Bank, National Association, as Syndication Agent and Lender; Commerzbank AG, New York Branch, as Documentation Agent and Lender; Suntrust Bank, as Managing Agent and Lender, and several other lenders from time to time.

        In addition to its line of credit, the Company supplements internally generated funds from disposition activities and retained cash flow with proceeds from long term financings. The following are transactions concluded in 2004 that contributed to the Company's liquidity:

  •
  On January 22, 2004, the Company completed the sale of $48.0 million of TIF Notes from the Company's development at CIC. $22.0 million of these notes appear on the Company's books as a liability at December 31, 2004 relating to the increment providing tax parcels that are still owned by the Company. This note liability, however, is entirely non-recourse to the Company and is not a legal liability of the Company. Proceeds from this sale were used to repay a portion of the Company's unsecured line of credit.

  •
  The Company paid off its outstanding $100.0 million senior unsecured notes, which were bearing interest at a rate of 7.14%, on March 15, 2004, their maturity date, utilizing proceeds from its line of credit.

  •
  On July 12, 2004, the Company issued $150.0 million of seven-year senior unsecured medium-term notes with a coupon rate of 5.25%. The effective cost on the notes is 5.58% per annum, adjusted for the settlement of a $75.0 million interest rate lock agreement placed in May 2004. The Company used the proceeds from this issuance to repay a portion of its line of credit.

Risks, Uncertainties and Capital Opportunities

        The Company has considered its short-term (one year or less) capital needs, in conjunction with its estimated future cash flows from operations and other expected sources. The Company believes that its ability to fund operating expenses, building improvements, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code will be met by recurring operating and investment revenue and other real estate income.

        The Company's operating cash flows face the following significant risks and uncertainties:

  •
  The Company's ability to re-lease existing or new vacant spaces with favorable lease terms, limiting the Company's exposure to costs incurred during vacancy.

  •
  The Company's need to complete tenant related improvements for spaces in order to maintain favorable lease terms, which costs may not be reimbursed by the tenants.

  •
  The Company may incur costs for building-related capital improvements necessary to maintain the useful life and enhance the utility of its properties.

  •
  Tenant financial difficulties including their ability to pay rent.

        Long-term (greater than one year) capital needs for property acquisitions, scheduled debt maturities, major redevelopment projects, expansions, and construction of build-to-suit properties will be supported initially by disposition proceeds, supplemented by draws on the Company's unsecured line of credit, followed by the issuance of long-term unsecured indebtedness and if necessary equity issuance.

        The Company faces the following significant risks and uncertainties related to its long term liquidity and capital resources:

  •
  As part of the Company's capital recycling strategy, the Company disposes and acquires properties utilizing 1031 tax-free exchanges. If market conditions make it difficult to complete a 1031 transaction, the sale could become taxable.

  •
  If the real estate market or economic conditions in the Chicago region and area decline, this would greatly affect the Company and its tenants.

  •
  The market's ability to absorb newly constructed space and market vacancies.

  •
  The Company's ability to refinance its existing indebtedness under favorable terms. The Company's risks related to interest rate increases are discussed in Item 7A.

  •
  The Company's effectiveness at controlling construction costs related to current and future developments in order to meet projected returns and leasing terms.

  •
  As a REIT, the Company must distribute 90% of its annual ordinary taxable income. This limits the amount of cash it has available for other business purposes, including amounts to fund long-term capital needs.

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

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years
	(dollars in thousands)
Long term debt obligations (1)	$1,714,818	$42,729	$300,014	$96,609	$1,275,466
Operating and lease obligations	—	—	—	—	—
Purchase obligations (2)	46,203	46,203	—	—	—
Long-term liabilities	—	—	—	—	—

Total	$1,761,021	$88,932	$300,014	$96,609	$1,275,466

(1)
The long-term debt obligations include both principal and interest amounts which are payable in the specified periods.

(2)
The purchase obligations include property development construction contracts outstanding as of December 31, 2004

Off-Balance Sheet Financings

        The Company has no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Pronouncements

        On September 29, 2004, the Emerging Issues Task Force issued EITF Topic D-108, "Use of Residual Method to Value Acquired Assets Other Than Goodwill." This guidance states that registrants should apply a direct value method to assets acquired in business combinations, rather than the residual method. The residual method should only be applied in the case of goodwill. This applies to the Company's operating property acquisitions, which are treated as business combinations. In compliance with this guidance, the Company allocates purchase price of its operating properties based on relative fair value of the assets acquired; lease value including above or below market leases, customer value, and the "as if vacant" real estate value.

        FASB Statement Number 123(R) (Revised 2004), "Share-Based Payment" ("FAS 123R") was issued on December 16, 2004. FAS 123R requires companies to expense the fair value of employee stock options and other forms of stock based compensation beginning after June 15, 2005. The Company plans to adopt the provisions of FAS 123R in its third quarter of 2005 using the modified prospective application method and expects that expenses related to stock options previously disclosed in the footnotes will be consistent with expenses recorded within the statement of operations on a prospective basis. The Company does not anticipate any changes in the volume or value of future stock compensation to employees and trustees. Also, the Company is currently evaluating whether or not a cumulative catch-up adjustment will be necessary upon adoption to adjust the vesting period for restricted share grants.

        EITF 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations," was issued and discussed in 2004. This guidance clarifies (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement when evaluating whether the criteria have been met for purposes of classifying the results of operations of a component of an entity as discontinued operations. The Company plans to adopt this guidance effective for all periods beginning after December 15, 2004 as required.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        CenterPoint is exposed to market risk from changes in interest rates. The Company has used short term interest rate lock agreements prior to planned debt issuances in order to mitigate a portion of its risk.

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

        At December 31, 2004, $250.4 million or 28.7% of the Company's debt was variable rate debt (inclusive of tax exempt debt at a blended rate of 2.06% as of December 31, 2004) and $623.1 million or 71.3% of the debt was fixed rate debt. Based on the amount of variable debt outstanding as of December 31, 2004, a 10% increase or decrease in the Company's interest rate on the Company's variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.6 million per year. A similar change in interest rates on the Company's fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt. An increase in interest rates would decrease the fair value of the Company's fixed rate debt.

        The Company is subject to other risks due to the nature of its business. The business of owning and investing in real estate is highly competitive. Several factors may adversely affect the economic performance and value or our properties and the Company. These factors include, but are not limited to:

  •
  Adverse changes in general or local economic conditions affecting real estate values, rental rates, interest rates, real estate tax rates and other operating expenses;

  •
  Competitive overbuilding;

  •
  Inability to keep high levels of occupancy;

  •
  Tenant defaults;

  •
  Unfavorable changes in governmental rules and fiscal policies (including rent control legislation);

  •
  Acts of God, acts of terrorism, war and other factors that are beyond the Company's control;

  •
  Ability to sell properties on terms as advantageous as past dispositions;

  •
  Ability to acquire properties that return yields consistent with past acquisitions;

  •
  Disruptions to our business and strain of management resources due to changes in our portfolio, operations in markets outside of our core market, or changes in management;

  •
  Geographic concentration in the greater Chicago industrial market;

  •
  Constraints on our business compelled by the REIT laws, which may, for example, cause us to forego otherwise attractive opportunities, liquidate otherwise attractive investments, or require us to make distributions that require borrowing;

  •
  Penalties if we are unable to comply with REIT laws;

  •
  Risks specific to industrial property investments and development, including: construction delays, cost overruns, receipt of governmental approvals; costs associated with projects that are not pursued to completion;

  •
  Changes or limitations in our ability to raise capital, including maintenance of our credit rating;

  •
  The costs of compliance with or liabilities under environmental laws;

  •
  Dependence on key personnel with long-standing business relationships in the Chicago industrial market;

  •
  Risks related to our corporate structure, including changes in law that affect REITs generally, restrictions in share ownership in our Declaration of Trust provisions contained in Maryland law and our charter that may have an anti-takeover effect; and

  •
  Dilution, seniority, or price effects on common stock due to future offerings of debt securities, issuances of common stock, or awarding of long term equity incentives to management.

Item 8.    Financial Statements and Supplementary Data.

        See the Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K for the Company's consolidated financial statements and financial statement schedules.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosures Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities and Exchange Commission.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.    Other Information

        None.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

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

  (b)
  The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit Number	Description
(a)1.1	Distribution Agreement, dated as of July 7, 2004, by and among CenterPoint Properties Trust, Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc., Banc of America Securities LLC, ABN AMRO Incorporated and Lehman Brothers Inc.
(b)1.2	Underwriting Agreement, dated as of December 9, 2004, by and among Lehman Brother Inc., Wachovia Capital Markets, LLC, JP Morgan Securities, Inc. and the Company
(c)3.1	Declaration of Trust, as restated
(c)3.2	Amended and Restated Bylaws
(d)3.3	Articles Supplementary for 100,000 Series D Flexible Cumulative Redeemable Preferred Shares
(f)4.1	Rights Amendment dated as of July 30, 1998 between CenterPoint Properties Trust and First Chicago Trust Company of New York, as Rights Agent
(g)4.2	Senior Securities Indenture
(g)4.3	Form of Subordinated Securities Indenture
(h)4.4	First Supplemental Indenture dated as of July 7, 2004 by and between the Company and SunTrust Bank
(i)4.5	Form of Senior Securities Indenture
(j)4.6	Form of First Supplemental Indenture
(k)4.7	Form of Second Supplemental Indenture
(l)4.8	Third Supplemental Indenture, dated as of August 20, 2002, by and between CenterPoint Properties Trust and U.S. Bank Trust National Association
(m)10.1	Form of Employment and Severance Agreement between the Company and each of John S. Gates, Jr, Paul S. Fisher, Rockford O. Kottka, Paul T. Ahern and Mike M. Mullen
(n)10.2	CenterPoint Properties Amended and Restated 1993 Stock Option Plan
(e)10.3	1995 Director Stock Plan, as amended
(o)10.4	2000 Omnibus Employee Retention and Incentive Plan
(p)10.5	2003 Omnibus Employee Retention and Incentive Plan
(q)10.6	CenterPoint Venture, LLC Amended and Restated Limited Liability Company Agreement, dated as of September 23, 2004, by and between CenterPoint Realty Services Corporation and CalEast Industrial Investors, LLC

(r)10.7	Stock Grant Agreement between the Company and each of John S. Gates, Jr, Paul S. Fisher, Rockford O. Kottka, Paul T. Ahern and Michael M. Mullen
(r)10.8	Stock Option Agreement between the Company and each of John S. Gates, Jr, Paul S. Fisher, Rockford O. Kottka and Michael M. Mullen
(s)10.9	Stock Option Agreement between the Company and each of Nicholas Babson, Norman Bobins, Martin Barber, Alan D. Feld, Thomas E. Robinson, John C. Staley and Robert Stovall
(s)10.10	Stock Grant Agreement between the Company and each of Nicholas Babson, Norman Bobins, Martin Barber, Alan D. Feld, Thomas E. Robinson, John C. Staley and Robert Stovall
(s)10.11	Restricted Stock Grant Agreement between the Company and each of Nicholas Babson, Norman Bobins, Martin Barber, Alan D. Feld, Thomas E. Robinson, John C. Staley and Robert Stovall
(t)10.12	Amended and Restated Non-Competition Agreement between the Company and Robert Stovall, dated July 31, 1996, which was extended by unanimous vote of the Company's board of trustees on August 17, 2004 through May of 2005
(u)10.13	Amended and Restated Unsecured Revolving Credit Agreement dated as of June 30, 2003 among CenterPoint Properties Trust, as Borrower, Banc One Capital Markets, Inc., as Sole Lead Arranger/Book Manager, Bank One, NA, as Administrative Agent and Lender, Bank of America, N.A. as Syndication Agent and Lender, Wachovia Bank, National Association, as Syndication Agent and Lender, Commerzbank AG, New York Branch, as Documentation Agent and Lender, SunTrust Bank, as Managing Agent and Lender, and the several other lenders from time to time parties thereto.
(v)10.14	Calculation and Exchange Rate Agent Agreement dated as of July 12, 2004 by and between the Company and SunTrust Bank
(w)10.15	Remarketing Agreement, dated as of December 14, 2004, by and between Lehman Brothers Inc., Wachovia Capital Markets, LLC and the Company
(w)10.16	Calculation Agent Agreement, dated as of December 14, 2004, by and between SunTrust Bank and the Company
(x)10.17	Limited Liability Company Agreement for CenterPoint Wispark Land Company LLC, dated as of December 22, 2004, by and between CenterPoint Venture, LLC and WISPARK LLC
(x)10.18	Limited Liability Company Agreement for Rochelle Development Joint Venture LLC, dated December 14, 2004, by and between CenterPoint Realty Services Corporation and Highway 38 Investors, LLC
(x)10.19	Agreement to Develop and Lease, dated as of December 15, 2004, by and between DuPage Airport Authority and the Company
10.20	CenterPoint Properties Trust summary of pay-for-performance plan
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference to the Company's Current Report on Form 8-K filed July 14, 2004.

(b)
Incorporated by reference to the Company's Current Report on Form 8-K filed December 15, 2004.

(c)
Incorporated by reference to Amendment No. 1 to the Company's Form S-3 Registration Statement filed on May 26, 2004

(d)
Incorporated by reference to the Company's Report on Form 8-K filed December 15, 2004.

(e)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998

(f)
Incorporated by reference to the Company's Form 8-A filed August 3, 1998

(g)
Incorporated by reference to the Company's Form S-3 Registration Statement (File No. 333-113572) filed on March 12, 2004

(h)
Incorporated by reference to the Company's Current Report on Form 8-K filed July 14, 2004

(i)
Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-18235) filed on December 19, 1996

(j)
Incorporated by reference to the Company's Current Report on Form 8-K filed April 3, 1998

(k)
Incorporated by reference to the Company's Current Report on Form 8-K filed October 30, 1998

(l)
Incorporated by reference to the Company's Current Report on Form 8-K filed on August 27, 2002

(m)
Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 19, 1999

(n)
Incorporated by reference to the 10-Q for the fiscal quarter ended June 30, 1998

(o)
Incorporated by reference to the Company's Proxy Statement filed March 31, 2000

(p)
Incorporated by reference to the Company's Proxy Statement filed March 25, 2003

(q)
Incorporated by reference to the Company's Current Report on Form 8-K filed September 24, 2004

(r)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2004

(s)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(t)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002

(u)
Incorporated by reference to the Company's Current Report on Form 8-K filed July 18, 2003

(v)
Incorporated by reference to the Company's Current Report on Form 8-K filed on July 24, 2004

(w)
Incorporated by reference to the Company's Current Report on Form8-K filed on December 15, 2004

(x)
Incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2005

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST, a Maryland business trust
By:	/s/ MICHAEL M. MULLEN. Michael M. Mullen, Chief Executive Officer
By:	/s/ PAUL S. FISHER Paul S. Fisher, President and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ MARTIN BARBER	Martin Barber, Co-Chairman and Trustee	March 15, 2005
/s/ JOHN S. GATES, JR.	John S. Gates, Jr., Co-Chairman and Trustee	March 15, 2005
/s/ ROBERT L. STOVALL	Robert L. Stovall, Vice Chairman and Trustee	March 15, 2005
/s/ NICHOLAS C. BABSON	Nicholas C. Babson, Trustee	March 15, 2005
/s/ NORMAN BOBINS	Norman Bobins, Trustee	March 15, 2005
/s/ ALAN D. FELD	Alan D. Feld, Trustee	March 15, 2005
/s/ MICHAEL M. MULLEN	Michael M. Mullen, Trustee and Chief Executive Officer	March 15, 2005
/s/ PAUL S. FISHER	Paul S. Fisher, Trustee, President and Chief Financial Officer	March 15, 2005
/s/ THOMAS E. ROBINSON	Thomas E. Robinson, Trustee	March 15, 2005
/s/ JOHN C. STALEY	John C. Staley, Trustee	March 15, 2005

CENTERPOINT PROPERTIES TRUST
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page(s)
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-8
Notes to Consolidated Financial Statements	F-9 to F-48
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	F-49
Schedule III—Real Estate and Accumulated Depreciation	F-50 to F-64

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
CenterPoint Properties Trust:

        We have completed an integrated audit of CenterPoint Properties Trust's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

        In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of CenterPoint Properties Trust and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 6 to the consolidated financial statements, effective January 1, 2003, the Company changed its accounting policy related to certain developer notes receivable.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, Illinois
March 15, 2005

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	December 31,
	2004	2003
ASSETS
Assets:
Investment in real estate:
Land	$233,326	$194,965
Buildings	881,328	824,248
Building Improvements	167,982	148,519
Furniture, fixtures and equipment	26,130	24,516
Construction in progress	152,795	150,126

	1,461,561	1,342,374
Less accumulated depreciation and amortization	(183,770)	(169,387)
Real estate held for sale, net of depreciation	62,360	6,302

Net investment in real estate	1,340,151	1,179,289
Cash and cash equivalents	1,496	231
Restricted cash and cash equivalents	79,297	42,520
Tenant accounts receivable, net	36,949	36,891
Mortgage and other notes receivable	75,089	63,084
Investments in and advances to affiliates	14,202	47,139
Prepaid expenses and other assets	16,694	21,799
Deferred expenses, net	34,613	28,289

	$1,598,491	$1,419,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable and other debt	$73,109	$26,955
Senior unsecured debt	550,000	500,000
Tax-exempt debt	118,900	94,210
Line of credit	131,500	213,700
Preferred dividends payable	254	—
Accounts payable	18,778	19,707
Accrued expenses	86,762	70,275
Rents received in advance and security deposits	12,224	11,894

	991,527	936,741

Commitments and contingencies
Shareholders' equity
Series B Convertible Preferred Shares, 292,650 and 983,712 issued and outstanding, respectivley, having a liquidation preference of $50 per share ($14,633 and $49,186, respectively)	1	1
Series D Flexible Cummulative Redeemable Preferred Shares, 100,000 outstanding having a liquidation preference of $1,000 per share ($100,000,000)	1
Common shares of beneficial interest, $.001 par value, 120,000,000 shares authorized; 48,900,040 and 46,691,754 issued and outstanding, respectively	49	47
Additional paid-in-capital	644,674	535,048
Retained earnings (deficit)	(22,031)	(37,253)
Accumulated other comprehensive loss	(6,532)	(5,924)
Unearned compensation—restricted shares	(9,198)	(9,418)

Total shareholders' equity	606,964	482,501

	$1,598,491	$1,419,242

        The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Minimum rents	$110,554	$94,729	$91,298
Straight line rents	3,142	2,710	1,683
Expense reimbursements	34,345	29,799	27,535
Mortgage interest income	946	1,317	896
Real estate fee income	10,785	11,988	12,230

Total revenue	159,772	140,543	133,642

Expenses:
Real estate taxes	33,265	28,207	25,066
Property operating and leasing	32,555	28,476	23,088
General and administrative	11,994	8,681	7,023
Depreciation and amortization	37,078	29,942	28,378
Impairment of asset	937	—	1,228

Total expense	115,829	95,306	84,783

Other income / (expense)
Interest income	1,917	2,430	576
Interest expense	(33,032)	(25,735)	(27,456)
Amortization of deferred financing costs	(3,567)	(3,354)	(2,918)
Early extinguishment of debt

Total other income / (expense)	(34,682)	(26,659)	(29,798)

Income from continuing operations before income taxes and equity in net income of affiliate	9,261	18,578	19,061
(Provision for) benefit from income tax expense	1,017	(389)	(1,575)
Equity in net income of affiliate	5,703	2,281	1,994
Gain from sale of equity interest	6,469

Income from continuing operations	22,450	20,470	19,480
Discontinued operations:
Gain on sale, net of tax	57,412	36,308	29,899
Income from operations of sold properties, net of tax	13,061	15,857	13,051

Income before gain on sale of real estate, and cumulative effect of change in accounting principle	92,923	72,635	62,430
Gain on sale of real estate, net of tax	185	5,421	12,962

Income before cumulative effect of change in accounting principle	93,108	78,056	75,392
Cumulative effect of change in accounting principle, net of tax (see Note 7)	—	6,528	—

Net income	93,108	84,584	75,392
Preferred dividends	(2,621)	(9,599)	(10,090)

Net income available to common shareholders	$90,487	$74,985	$65,302

Basic EPS:
Income available to common shareholders from continuing operations	$0.42	$0.35	$0.49
Discontinued operations	1.49	1.14	0.94
Cumulative effect of change in accounting principle	—	0.14	—

Net income available to common shareholders	$1.91	$1.63	$1.43

Diluted EPS:
Income available to common shareholders from continuing operations	$0.41	$0.34	$0.48
Discontinued operations	1.43	1.10	0.92
Cumulative effect of change in accounting principle	—	0.14	—

Net income available to common shareholders	$1.84	$1.58	$1.40

Distributions per common share	$1.56	$1.22	$1.16
Proforma net income assuming new method of accounting for certain developer notes was applied retroactively (see Note 7)	$93,108	$78,056	$81,920

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Net income	$93,108	$84,584	$75,392
Other comprehensive income (loss):
Settlement of interest rate protection agreement	(1,739)	(972)	(6,220)
Amortization of interest rate protection agreement	1,131	946	322

Comprehensive income	$92,500	$84,558	$69,494

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except for share information)

	Preferred Shares, Series A		Preferred Shares Series B		Preferred Shares Series C		Preferred Shares Series D
									Common Shares
														Unearned Compensation Restricted Shares	Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock			Total Shareholders' Equity
Balance, December 31, 2001	3,000,000	3	994,712	$1	—	$—	—	$—	45,507,826	$46	$587,949	$(66,285)	$—	(7,919)	$—	$513,795
Issuance of stock for stock options exercised									471,114	1	4,603					4,604
Employee share awards									210,962		5,137			(5,137)		—
Director share awards									3,594		87					87
Amortization of unearned compensation														3,196		3,196
Retirement of unearned compensation									(22,464)		(511)			511		—
Purchase of treasury stock													(1,044)			(1,044)
Retirement of treasury stock									(36,360)		(636)	(408)	1,044			—
Distribution declared on common shares, $1.16 per share												(53,083)				(53,083)
Distributions declared on preferred shares, Series A $2.12 per share												(6,360)				(6,360)
Distributions declared on convertible preferred shares, Series B, $3.75 per share												(3,730)				(3,730)
Settlement of interest rate protection agreement															(6,220)	(6,220)
Amortization of interest rate protection agreement															322	322
Net income												75,392				75,392

Balance, December 31, 2002	3,000,000	3	994,712	1	—	—	—	—	46,134,672	47	596,629	(54,474)	—	(9,349)	(5,898)	526,959
Issuance of stock for stock options exercised									396,362		6,073					6,073
Issuance of preferred shares, Series C, net of offering costs of $2,366					3,000,000	3					72,634					72,637
Employee share awards									233,172		6,470			(6,470)		—
Director share awards									3,050		92					92
Amortization of unearned compensation														6,312		6,312
Retirement of unearned compensation									(3,552)		(89)			89		—
Purchase of treasury stock													(3,503)			(3,503)
Retirement of treasury stock									(97,236)		(2,231)	(1,272)	3,503			—
Share conversion preferred Series B			(11,000)						25,286
Distribution declared on common shares, $1.22 per share												(56,491)				(56,491)
Distributions declared on preferred shares, Series A $2.12 per share												(2,225)				(2,225)
Distributions declared on convertible preferred shares, Series B, $3.75 per share												(3,721)				(3,721)
Distributions declared on preferred shares, Series C $0.184 per share												(365)				(365)
Redemptions of preferred Series A	(3,000,000)	(3)									(71,896)	(3,101)				(75,000)
Redemptions of preferred Series C					(3,000,000)	(3)					(72,634)	(187)				(72,824)
Settlement of interest rate protection agreement															(972)	(972)
Amortization of interest rate protection agreement															946	946
Net income												84,583				84,583

Balance, December 31, 2003	—	—	983,712	1	—	—	—	—	46,691,754	47	535,048	(37,253)	—	(9,418)	(5,924)	482,501
Issuance of stock for stock options exercised									564,532		8,005					8,005
Issuance of preferred shares, Series D, net of offering costs of $1,574							100,000	1			98,426					98,427
Employee share awards									122,520		4,824			(4,824)		—
Director share awards									4,244		150					150
Amortization of unearned compensation														4,912		4,912
Retirement of unearned compensation									(4,004)		(132)			132		—
Purchase of treasury stock													(2,489)			(2,489)
Retirement of treasury stock									(67,564)		(1,645)	(844)	2,489			—
Share conversion preferred Series B			(691,062)						1,588,558	2	(2)					—
Distribution declared on common shares, $1.56 per share												(74,421)				(74,421)
Distributions declared on preferred shares, Series B $2.12 per share												(2,367)				(2,367)
Distributions declared on preferred shares, Series D $2.54 per share												(254)				(254)
Settlement of interest rate protection agreement															(1,739)	(1,739)
Amortization of interest rate protection agreement															1,131	1,131
Net income												93,108				93,108

Balance, December 31, 2004	—	$—	292,650	$1	—	$—	100,000	$1	48,900,040	$49	$644,674	$(22,031)	$—	$(9,198)	$(6,532)	$606,964

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net Income	$93,108	$84,584	$75,392
Adjustments to reconcile net income to net cash provided by operating activities
Impairment of asset	937	—	1,228
Bad debts	1,710	1,322	1,137
Depreciation	36,323	33,512	31,314
Amortization of deferred financing costs	3,567	3,354	2,918
Other amortization	5,662	2,799	3,481
Straight-line rents	(4,687)	(3,654)	(2,161)
Incentive stock awards	4,912	6,401	3,283
Equity in net income of affiliates	(5,703)	(2,281)	(1,994)
Gain on disposal of real estate, net of tax	(57,597)	(42,481)	(44,455)
Gain on sale of investment in affiliates	(6,469)	—	—
Net changes in:
Tenant accounts receivable	(1,014)	(1,816)	(67)
Prepaid expenses and other assets	7,969	(6,096)	(6,125)
Rents received in advance and security deposits	(878)	281	1,869
Accounts payable and accrued expenses	(770)	(1,704)	(6,454)

Net cash provided by operating activities	77,070	74,221	59,366

Cash flows from investing activities
Change in restricted cash and cash equivalents	(27,156)	22,921	(58,660)
Acquisition of real estate	(213,726)	(130,595)	(110,060)
Additions to construction in progress	(117,705)	(46,797)	(73,052)
Improvements and additions to properties	(20,986)	(17,832)	(12,581)
Disposition of real estate	191,158	73,529	163,200
Disposition of investment in affiliate	42,774	—	—
Change in deposits on acquisitions	(1,549)	(1,479)	15
Issuance of mortgage and other notes receivable	—	(82,615)	(6,553)
Repayment of mortgage and other notes receivable	42,195	69,523	1,896
Investment in and advances to affiliate	3,245	(13,861)	(12,369)
Receivables from affiliates and employees	43	16	15
Additions to deferred expenses	(8,445)	(7,814)	(4,733)

Net cash used in investing activities	(110,152)	(135,004)	(112,882)

Cash flows from financing activities
Proceeds from sales of preferred shares	98,427	75,003	—
Proceeds from sale of common shares	8,005	6,073	4,604
Offering costs paid	—	(2,366)	—
Proceeds from issuance of unsecured notes payable	—	—	142,009
Proceeds from issuance of senior unsecured debt	146,517	147,940	—
Proceeds from issuance of mortgage and other notes payable	42,023	—	—
Proceeds from issuance of mortgage bonds payable	—	—	88,109
Proceeds from issuance of tax exempt bonds	—	—	45,952
Proceeds from issuance of unsecured bonds	—	—	—
Proceeds from line of credit	462,300	578,500	147,000
Redemption of preferred stock	—	(147,824)	—
Repayment of line of credit	(544,500)	(382,800)	(260,500)
Repayment of revenue bonds payable	(210)	(210)	(210)
Repayments of mortgage and other notes payable	(1,427)	(1,734)	(891)
Repayments of mortgage bonds payable	—	—	(50,000)
Repayments of bonds payable—unsecured	(100,000)	(150,000)	—
Distributions—Common	(74,421)	(56,492)	(53,083)
Distributions—Preferred	(2,367)	(6,311)	(10,090)

Net cash provided by financing activities	34,347	59,779	52,900

Net change in cash and cash equivalents	1,265	(1,004)	(616)
Cash and cash equivalents, beginning of period	231	1,235	1,851

Cash and cash equivalents, end of period	$1,496	$231	$1,235

The accompanying notes are an integral part of these consolidated financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

1. Organization

        CenterPoint Properties Trust (the "Company"), a Maryland trust, and its wholly owned subsidiaries, own and operate primarily warehouse and other industrial properties in the metropolitan Chicago area. The Company operates as a real estate investment trust ("REIT").

        On March 2, 2004, the Company's Board of Trustees approved a proposed amendment to the Company's Declaration of Trust to increase the number of authorized Common Shares from 50 million to 120 million shares in order to accommodate a two-for-one split of the Common Shares. The Declaration of Trust amendment was approved by the shareholders at the annual shareholder meeting held on May 18, 2004. The record date for the share split was June 1, 2004 with a distribution date of June 30, 2004. All share information included in this report has been adjusted retroactively to reflect the two-for-one share split.

2. Summary of Significant Accounting Policies

  Lease Revenue

        Minimum rents are recognized based on the contractual rents stated in lease agreements. Straight-line rental revenue is recorded as the difference between the average rent over the term of the lease agreement compared to the contractual rents. The balance of unbilled straight-line rent receivable is included in tenant accounts receivable, and at December 31, 2004 and 2003 was $23,899 and $24,271, respectively.

        Recoveries from tenants for taxes, insurance and other property operating expenses are recognized in the period the applicable costs are incurred, based on the reimbursement rules stated in lease agreements.

        The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable estimated to be uncollectible. Specifically, the Company allows for identified troubled accounts and also provides an additional reserve based on a percentage of other long outstanding items based on historical trends. Tenant accounts receivable in the consolidated balance sheets is shown net of an allowance for doubtful accounts of $2,121 and $1,705 as of December 31, 2004 and 2003, respectively.

  Real Estate Fee Income

        Real estate fee income includes revenues recognized for development services provided by the Company, property management services, assignment fees, lease termination fees and other real estate related transactions. In 2004, the Company earned lease termination fees of $8,395 upon the early termination of certain tenant's leases and occupancy.

        Development fees are earned by the Company acting as a contractor in accordance with Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." In certain instances, the Company guarantees the cost of construction. Therefore, the Company's fee is the difference between the actual cost of the development and the amount of the contract with the customer. The percentage of fee recognized is calculated using the ratio of total costs incurred as a percentage of total estimated costs for the project. In other instances, the Company earns development fees where it does not guarantee any cost of construction and the

Company is not liable for any cost overruns. In these cases, the fee is recognized on a straight-line basis over the term of the development agreement, provided a constant level of project management effort is required.

  Discontinued Operations

        For purposes of applying FAS No. 144, the Company considers each operating property to be an operating component. Current period operating results for such properties sold and operating results for all prior periods presented are reclassified to income from discontinued operations. The gain or loss upon sale for operating properties sold are shown as discontinued operations. Property investments sold before operating activities commence are not considered components, and are therefore not subject to discontinued operations presentation.

  Deferred Expenses

        Deferred expenses consist of financing costs, leasing commissions, lease value, customer value and other deferred items. Leasing commissions are amortized on a straight-line basis over the terms of the respective lease agreements. Financing costs are amortized over the terms of the respective loan agreements. Lease values and customer relationship values are discussed in the Property Acquisitions section below.

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

  Property Acquisitions

        The Company accounts for all acquisitions in accordance with FAS No. 141, "Business Combinations" ("FAS 141"). The Company allocates the purchase price of its operating property acquisitions based on the relative fair value of the assets acquired consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of above and below market leases, in-place lease value, the leasing costs for the in-place lease as if they had been incurred by the Company, and the value of the customer relationship. For certain property acquisitions where the in-place lease is short term in nature, the Company has underwritten the original purchase as if the tenant was vacating upon expiration. Therefore, for short term leases acquired, the Company has placed no value on the customer relationship.

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

        Values for above and below market leases, in-place lease values, and customer relationship values are based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing customer relationships include the nature and extent of the Company's existing business relationships with the customer, growth prospects for developing new business with the customer, the customer's credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases and the value of customer relationships are amortized to expense over the anticipated life of the relationships. Both are included in depreciation and amortization.

        For properties acquired during 2004 and 2003, the Company allocated $11,405 and $5,163 of purchase cost to lease value and $1,753 and $393 to customer value, respectively, all of which are included in deferred expenses, net on the balance sheets.

  Owned Properties

        Real estate assets are stated at cost. Depreciation expense is computed using the straight-line method based upon the useful life of each asset. The following table summarizes the most common estimated useful lives:

Years
Building and improvements	31.5
Land improvements	15
Furniture, fixtures and equipment	4 to 15

        Construction allowances for tenant improvements are capitalized and amortized over the terms of each specific lease. Expenditures for improvements that add to the life of the real estate or its component are capitalized and depreciated based on their useful life. Repairs and maintenance costs are expensed as incurred.

        When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. The resulting gains or losses from dispositions of properties are reflected in the Company's statement of operations.

        The Company reviews the carrying value of its investments in real estate for impairment in accordance with FAS No. 144. The Company will recognize an impairment loss on real estate assets under the following circumstances:

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

        Market conditions are assessed utilizing both management's experience and external data. The Company analyzes potential absorption, market values and market rental rates for each property on a periodic basis and as conditions change. In cases of impairment, the asset will be reduced to its fair value based on the property's estimated discounted future cash flows. The amount of the reduction is recorded as an operating expense, impairment of asset.

  Construction in Progress

        Construction in progress consists of properties currently under development. Land acquisition costs and direct and indirect construction costs (including costs of the Company's development department) are included in construction in progress until the property or building is completed. During the construction period property taxes and insurance associated with the property under construction are capitalized as development cost. In addition, interest is capitalized monthly based on the average construction balance multiplied by the Company's weighted average interest on debt outstanding during the month. Interest and other operating costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. At the time the project is placed in service, it is reclassified into land and building and depreciated accordingly.

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

  Real Estate Held for Sale

        The Company classifies properties under contract for sale, or assets otherwise designated for sale by management, which meet the criteria of FAS No. 144, as of the end of the quarter as real estate held for sale. The assets are stated at the lesser of cost net of accumulated depreciation or fair value less cost to dispose, and depreciation expense ceases.

  Cash and Cash Equivalents

        For purposes of the consolidated financial statements, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

  Restricted Cash

        Restricted cash represents escrow and reserve funds for the completion of non-taxable 1031 exchanges, real estate taxes, capital improvements, and certain security deposits. The balance of 1031 exchanges was $41,183 and $5,016 as of December 31, 2004 and 2003, respectively. The funds in this account are invested in short term investments and valued at cost, which approximates market.

  Developer Notes Receivable (Tax Increment Financing)

        Tax Increment Financing ("TIF") is a municipal financing and planning technique that is widely used to renovate declining areas or redevelop blighted areas while expanding a municipality's tax base. TIFs allow municipalities to make needed public and private improvements by promising to return all or a portion of the real estate tax increase generated by the improvements to the developer for a limited period of time. TIF arrangements take many forms. In some cases, municipalities issue bonds to the public to raise money to fund public improvement projects and the bonds are then repaid from either an increase in real estate taxes or a levy of special assessment on those benefiting from the improvements. Other forms of TIF arrangement involve situations where municipalities provide incentives to developers to develop owned land in an effort to increase the municipality's property tax base. These types of arrangements can take many forms and in certain cases include an outright grant of cash or developer notes receivable to the developer.

        In connection with certain development projects, the Company has obtained TIF developer notes receivable from municipalities in order to finance improvements such as streets, curbs, sidewalks, building demolition, land assemblage, site rehabilitation and other eligible items. The Company accounts for developer notes receivable based on the facts and circumstances of the development, the terms of the redevelopment agreement, the source of the real estate taxes funding the TIF district and the deemed collectibility of the underlying TIF. The Company has described its accounting for each of its TIF arrangements in Note 6 and has described the financial impact of a related change in accounting principle in Note 7.

  Investment in and Advances to Affiliate

        The Company accounts for its investments in affiliates using the equity method whereby its cost of investment is adjusted for its share of equity in net income or loss from the date of inception and reduced by distributions received.

        The equity method is applied to investments when the Company does not have a majority interest in the investee, but does have significant influence over the operating and financial policies of the investee company. The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest. In all cases, the Company evaluates the investment or joint venture, using the principles of FASB

Interpretation Number 46, "Consolidation of Variable Interest Entities," as revised December, 2003, collectively ("FIN 46R"). When the Company has determined that the joint venture arrangement is not a variable interest entity or that the arrangement is a variable interest entity and the Company is not the primary beneficiary, then the Company applies the equity method of accounting.

  Consolidation

        The Company's consolidated financial statements include all of its accounts and other entities in which the Company has control. Significant intercompany accounts and transactions have been eliminated upon consolidation. The Company consolidates the operations of CenterPoint Realty Services Corporation ("CRS"), a wholly owned taxable REIT subsidiary. Additionally, as of December 31, 2004 and 2003, the Company has no investments in joint ventures where the Company is deemed to be the primary beneficiary.

  CenterPoint Materials Corporation

        Pursuant to the redevelopment agreement related to CIC, the Company has established a procurement company on the site. The purpose of the procurement company is to capture sales taxes for the benefit of the town of Elwood, Illinois. In addition, a portion of the sales taxes collected by the town of Elwood will be used to repay the developer notes held by the Company described in Note 6. The Company accounts for the activities of the procurement company by netting material sales with material purchases and associated costs.

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

  •
  The Company's ability to monitor and predict real estate taxes assessed in arrears on owned and operating properties.

  •
  The Company's ability to forecast accurately and control spending on long term development projects where total cost estimates and future left to spend estimates have been accrued in the case of sales of a portion of the entire project.

  Income Taxes

        The Company qualified as a REIT under sections 856-860 of the Internal Revenue Code beginning January 1, 1994. In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable ordinary income to shareholders and to meet certain asset and income tests as well as certain other requirements. As a REIT, the Company will generally not be liable for Federal income taxes to the extent that it distributes its ordinary and net capital gain income to its shareholders.

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

  Common Share-Based Compensation

        The Company has several common share-based employee compensation plans, which are described in detail in Note 11. As of the end of 2004, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations and the applicable disclosure requirements of FASB Statement Number 123, "Accounting for Stock Based Compensation" ("FAS 123"). The Company records restricted share grants by recognizing the fair value of stock as of the grant date as unearned compensation, a separate component of shareholders' equity. Unearned compensation is then amortized to compensation expense over the expected vesting period. For options granted to employees, no compensation expense is reflected in net income as long as the options granted have exercise prices equal to the market value of underlying common shares on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 and illustrates the impact of options granted.

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income available to common shareholders, as reported	$90,487	$74,985	$65,302
Add: share based employee compensation expense	4,912	6,312	3,196
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,229)	(8,190)	(5,171)

Pro forma net income available to common shareholders	$88,170	$73,107	$63,327

Per share net income available to common shareholders
Basic—as reported	$1.91	$1.63	$1.43
Basic—pro forma	$1.86	$1.59	$1.39
Diluted—as reported	$1.84	$1.58	$1.40
Diluted—pro forma	$1.81	$1.55	$1.36

  Derivative Financial Instruments

        The Company used interest rate protection agreements in 2004, 2003 and 2002 to lock in the interest rate on an anticipated debt offering, and may utilize interest rate protection agreements in the future. Receipts or payments that result from the settlement of rate protection agreements are recognized in other comprehensive income (loss) and amortized over the life of the new debt issuance as amortization of financing costs. During the period prior to the settlement, interest rate protection agreements that qualify for hedge accounting are marked to market and any gain or loss is recognized in other comprehensive income (loss). Any agreements that do not qualify for hedge accounting are marked to market and any gain or loss is recognized in net income.

  Reclassifications

        Certain items presented in the consolidated statements of operations for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

  Accounting Pronouncements

        On September 29, 2004, the Emerging Issues Task Force issued EITF Topic D-108, "Use of Residual Method to Value Acquired Assets Other Than Goodwill." This guidance states that registrants should apply a direct value method to assets acquired in business combinations, rather than the residual method. The residual method should only be applied in the case of goodwill. This applies to the Company's operating property acquisitions, which are treated as business combinations. In compliance with this guidance, the Company allocates purchase price of its operating properties based on relative fair value of the assets acquired; lease value including above or below market leases, customer value, and the "as if vacant" real estate value.

        FASB Statement Number 123(R) (Revised 2004), "Share-Based Payment" ("FAS 123R") was issued on December 16, 2004. FAS 123R requires companies to expense the fair value of employee stock options and other forms of stock based compensation beginning after June 15, 2005. The Company plans to adopt the provisions of FAS 123R in its third quarter of 2005 using the modified prospective application method and expects that expenses related to stock options previously disclosed in the footnotes will be consistent with expenses recorded within the statement of operations on a prospective basis. The Company does not anticipate any changes in the volume or value of future stock compensation to employees and trustees. Also, the Company is currently evaluating whether or not a cumulative catch-up adjustment will be necessary upon adoption to adjust the vesting period for restricted share grants.

        EITF 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations," was issued and discussed in 2004. This guidance clarifies (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement when evaluating whether the criteria have been met for purposes of classifying the results of operations of a components of an entity as discontinued operations. The Company plans to adopt this guidance effective for all periods beginning after December 15, 2004 as required.

3. Property Acquisitions and Dispositions

        During each of the years ended December 31, 2004, 2003 and 2002, the Company acquired 55, 13 and 28 operating properties and six, six and four land parcels, respectively, for an aggregate purchase price of approximately $269,281, $127,901 and $129,247, respectively. The properties were funded with proceeds from properties sold, borrowings under the Company's lines of credit, and proceeds of debt issuances in 2003 and 2004. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the results of operations of the acquired properties are included in the consolidated statements of operations from the dates of acquisition.

        The Company disposed of 34 properties and 2 land parcels in 2004, 14 properties and 14 land parcels in 2003, and 19 properties and 6 land parcels in 2002 for aggregate proceeds of approximately $191,158, $73,529 and $163,200, respectively. In addition, in 2004 CenterPoint sold its interest in Chicago Manufacturing Campus ("CMC"), a joint venture investment in four buildings totaling 1.6 million square feet (unaudited) between Ford Land and the Company. The Company's proceeds upon sale were $42,774.

        The following unaudited pro forma financial data for the two years ended December 31, 2004 are presented to illustrate the estimated effects of the 2004 acquisitions as if they had occurred as of the beginning of each fiscal period presented. The pro forma information includes adjustments for the results of operations for operating properties (rental revenues, operating expenses, depreciation and amortization and interest expense). The following unaudited pro forma financial data is not necessarily indicative of the results of operations as if the 2004 acquisitions had been completed on the assumed date.

	Years Ended December 31,
	2004	2003
Revenues	$176,038	$162,988
Income before cummulative effect of change in accounting principle	93,982	78,588
Net income available to common shareholders	91,361	75,517
Per share net income available to common shareholders—diluted	$1.86	$1.59

4. Mortgage and Other Notes Receivable

        As of December 31, 2004, the Company had mortgages and other notes receivable outstanding of $75,089, bearing interest at rates ranging from 4.5% to 11.0% and maturing on dates ranging from May 2005 to March 2006. As of December 31, 2003, the Company had mortgages and other notes receivable outstanding of $63,084, bearing interest at rates ranging from 4.0% to 11.0% and maturing on dates ranging from February 2004 to June 2023. The following schedule presents the principal payments and balances due upon maturity for mortgage notes receivable as of December 31, 2004:

Total
2005	$69,180
2006	5,909

Total	$75,089

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

        The Company has applied the principles of FIN 46R to its equity investees and the Company believes that the CenterPoint Venture, LLC (the "CenterPoint Venture") and the Chicago Manufacturing Campus, LLC ("CMC") are not variable interest entities. The Company believes the Rochelle Development Joint Venture LLC ("Rochelle JV") is a variable interest entity, but has determined that our venture partner is the primary beneficiary because they are expected to bear the majority of the expected losses.

        The Company has therefore applied the equity method to all of these investments. The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.

  CenterPoint Venture

        On September 23, 2004, CenterPoint Realty Services Corporation ("CRS"), a wholly owned consolidated taxable REIT subsidiary, and CalEast Industrial Investors, LLC (CalEast"), an investment vehicle between the California Public Employees Retirement System ("CalPERS") and Jones Lang LaSalle, entered into an amended and restated limited liability company agreement for CenterPoint Venture. The agreement, which extends CenterPoint Venture to June, 2012, sets forth the terms and conditions relating to the organization of CenterPoint Venture and sets forth the relationship between CenterPoint Venture and its members. The agreement also governs the management, dissolution, liquidation and termination of CenterPoint Venture. Pursuant to the agreement, CRS has an equity commitment of $66.7 million and CalEast has an equity commitment in the amount of $200 million. CenterPoint Venture also expanded and extended its line of credit facility to $150.0 million. At December 31, 2004, CRS maintains a 25% investment in CenterPoint Venture.

        The Company has considered this amendment as a triggering event for the re-evaluation of CenterPoint Venture as it relates to FIN 46R. The Company believes that CenterPoint Venture, as governed by the amended and restated limited liability company agreement, is still not a variable interest entity and therefore is accounted for using the equity method.

        The Company's investment in affiliate on the balance sheet for December 31, 2004 and 2003 and equity in affiliate for the three years ended December 31, 2004, 2003 and, 2002 on the statement of operations include CenterPoint Venture.

        Summarized financial information for CenterPoint Venture is shown below:

Balance Sheets:

	December 31, 2004	December 31, 2003
Assets
Net investment in real estate	$142,148	$93,312
Other assets	13,035	3,983

Total assets	$155,183	$97,295

Liabilities
Secured line of credit	$88,500	$55,000
Other liabilities	15,879	10,183
Minority interest	18,868	—

Total liabilities	123,247	65,183
Members' equity	31,936	32,112

Total liabilities and members' equity	$155,183	$97,295

Statements of Operations:

	Year Ending December 31,
	2004	2003	2002
Rental revenue	$5,402	$3,100	$1,486
Operating expenses
Property, operating and leasing	2,223	2,466	845
Depreciation and amortization	1,844	959	383
Interest expense:
Interest incurred, net	1,855	1,782	1,377

Total operating expenses	5,922	5,207	2,605

Operating income	(520)	(2,107)	(1,119)
Discontinued operations
Gain on sale of real estate	11,581	3,633	2,623
Income from operations	2,428	3,081	3,793
Minority interest allocable to discontinued operations		(827)
Loss on sale of real estate		(508)

Net income	$13,489	$3,272	$5,297

        The following table portrays certain operating information (unaudited) for CenterPoint Venture as of the end of December 31, 2004, 2003 and 2002:

	2004	2003	2002
Number of owned warehouse/industrial properties	16	17	14
Square footage of owned warehouse/industrial properties	1.8 million	2.4 million	2.6 million
Occupancy	67.7%	76.9%	78.1%

        In 2000, CRS paid an additional $1,800 in syndication fees relating to CenterPoint Venture and is amortizing these fees on a straight-line basis over the life of CenterPoint Venture, 7 years. Amortization of the syndication fees of $212, $257 and $257 were included in equity in net income (loss) of affiliates on the Company's Consolidated Statement of Operations for each of the twelve months ended December 31, 2004, 2003 and 2002, respectively. In 2004, the amortization was adjusted for the additional 5 year extension. Unamortized syndication fees of $581, $793 and $1,050 are included in investments in affiliates in the Company's Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002, respectively.

  Chicago Manufacturing Campus

        On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Motor Land Development Corporation ("Ford Land") to develop Ford's new automotive supplier manufacturing campus located on Chicago's southeast side. Chicago Manufacturing Campus, LLC ("CMC"), was owned 51% by CenterPoint and 49% by Ford Land. The park occupies a 155-acre former brownfield site located approximately one-half mile from Ford's Chicago Assembly Plant on the southeast side of Chicago, near the intersection of 126th Street and Torrence Avenue. Site preparation and construction of four buildings, or 1.6 million square feet was completed in the third quarter of 2003.

        On March 3, 2004, CenterPoint and Ford Land sold 90% of their respective interests in CMC to CalEast CMC Holding LLC, a subsidiary of CalEast. The remaining 10% of CenterPoint's and Ford Land's interests was sold to CalEast CMC Holding LLC on December 14, 2004.

        Summarized financial information for CMC is shown below. The balance sheets include only December 31, 2003 due to the sale of the Company's interest in 2004.

Balance Sheet:

December 31, 2003
Assets:
Land	$21,614
Building	53,399
Construction in progress	—

75,013
Less accumulated depreciation and amortization	(999)

Net investment in real estate	74,014
Cash and cash equivalents	4,423
Restricted cash	1,051
Tenant accounts receivable, net	438
Prepaid expenses and other assets	473
Deferred expenses, net	67

Total assets	$80,466

Liabilities:
Accounts payable	$3,249
Accrued expenses	3,788
Security and tenant improvement deposits	491

Total liabilities	7,528
Commitments and contingencies
Members' equity:
Ford Motor Land Development Corporation	35,739
CenterPoint CMC Holdings, LLC	37,199

Total members' equity	72,938
Total liabilities and members' equity	$80,466

Statement of Operations:

	For the Year Ended December 13, 2004	For the Year Ended December 31, 2003
Revenues:
Minimum rents	$6,961	$3,264
Straight line rents	590	362
Expense reimbursements	2,504	394

Total revenue	10,055	4,020

Expenses
Real estate taxes	$1,819	$58
Property operating and leasing	700	280
General and administrative	61	46
Depreciation and amortization	2,458	1,003

Total expenses	5,038	1,387

Operating income	5,017	2,633
Interest Income	44	78

Net income	$5,061	$2,711

        As a result of the 100% membership interest sales mentioned above, the Company was able to recognize $1,240 in previously deferred fees in the first quarter of 2004 and $324 in previously deferred fees in the fourth quarter of 2004.

  Rochelle Development Joint Venture

        In December 2004, CenterPoint entered into a joint venture agreement with UBS Real Estate to develop CenterPoint Intermodal Center—Rochelle ("CIC—Rochelle"), a 362 acre industrial park located less than one mile from the Union Pacific Railroad's 1,230 acre intermodal facility in Rochelle, Illinois. Rochelle JV was capitalized with initial equity commitments of $60,000 by UBS Real Estate and $15,000 by CenterPoint, supported by a $30,000 subscription facility led by Wachovia Securities. The venture expects to develop and sell leased facilities or develop facilities to be owned by users. At December 31, 2004 CenterPoint maintains a 20% interest in the Rochelle Joint Venture.

        The Company has considered FIN 46R as it relates to the joint venture. The Company believes that the Rochelle JV is a variable interest entity, but has determined that UBS is the primary beneficiary because they are expected to bear the majority of the expected losses. Accordingly, the Company accounts for its investment in this joint venture using the equity method of accounting. The Company's maximum exposure to loss as of December 31, 2004 is $3,563.

        Summarized financial information for Rochelle JV is shown below:

Balance Sheet:

December 31, 2004
Assets
Net investment in real estate	$19,377
Other assets	183

Total assets	$19,560

Liabilities
Secured line of credit	$17,815
Other liabilities	2,929

Total liabilities	20,744
Retained Earnings	(1,184)

Total liabilities and retained earnings	$19,560

Statement of Operations:

For the Year Ending December 31, 2004
Revenues:
Rental revenue	$56
Expenses
Operating costs	27
Interest incurred	13

40
Operating income	16

Organizational costs	(1,200)
Net income	$(1,184)

        In 2004, the Company earned development fees of $388 from the Rochelle JV, $78 of which was deferred due the Company's partial ownership.

6. Tax Increment Financing Arrangements

        As of December 31, 2004, the Company was party to two Tax Increment Financing ("TIF") arrangements; the first related to the 2,200 acre CenterPoint Intermodal Center ("CIC") in the city of Elwood, Illinois, and the second related to the 246 acre CenterPoint Business Center—McCook North ("CBC—North McCook") in the city of McCook, Illinois. As of December 31, 2003, CenterPoint was party to one additional TIF arrangement at a 25 acre sold development at the Chicago International Produce Market ("CIPM") in the city of Chicago, Illinois. The CIPM property was sold in 2002 and the developer notes related to the TIF arrangement were repaid in 2004. The Company's accounting treatment for each development is dependent on the facts, circumstances and substance of each TIF arrangement.

        All of the TIF arrangements were provided to the Company in connection with redevelopment plans that the Company and each respective municipality are currently involved with or were involved with in the past. In each instance, the Company has incurred capital costs related to the improvement of certain blighted areas or previously undeveloped land. Also, in all cases the redevelopment agreements establish development plans and the arrangement by which the city has provided incentives to CenterPoint, documented in developer notes. However, the terms related to each TIF arrangement, developer note and the source of real estate tax increment used to repay the developer notes receivable are each unique. Below is a summary of the Company's accounting treatment for each TIF arrangement:

  •
  CIPM—The CIPM project resides in the Pilsen District of Chicago and the city's obligation to reimburse the Company, as documented in developer notes, was serviced by the tax increment raised by the entire Pilsen District (907 acres), a redeveloped area and currently producing tax increment. CenterPoint's CIPM development represents 2.8% of the TIF district. The Company received developer notes receivable bearing tax exempt interest at 8.5% and terminating in 2020. The entire Pilsen district's tax increments were sufficient to service the developer notes regardless of the success of the CIPM development. Upon completion of the CIPM development in 2002, the Company recognized the developer notes receivable and reduced its basis in the improvements because the source of the repayments and the collectibility of the notes had been established. The Company also sold the CIPM in 2002. As of December 31, 2003, the Company continued to hold the developer notes receivable, having a balance of $9,341 and included in mortgage and other notes receivable. These notes were paid off in July 2004.

  •
  CIC—The CIC project encompasses an entire 2,200 acre TIF district established to develop land previously utilized by the United States Army training area. The Company planned to develop this land into a 620 acre intermodal yard and adjacent industrial park. In return, the city promised all tax increments produced to be returned to CenterPoint through June of 2023. This arrangement was documented in the redevelopment agreement and developer notes bearing interest at 10.0% and terminating in 2023.

    In this case, CIC represents an entire TIF district. Therefore, the Company's developer notes are serviced solely by the tax increment produced by the Company's real estate development. Upon completion of each individual project within the CIC development, the Company does not recognize developer notes receivable because the source of the repayments and the collectibility of the notes had not been established. The TIF district's tax increments were solely reliant on the success of the development, which was owned by the Company. Therefore, during the term of the Company's ownership, CenterPoint accounts for the incentives provided by the city as tax abatements as earned. The Company recorded $526, $1,060 and $624 for tax abatements during the three years ended 2004, 2003 and 2002, respectively.

  •
  CBC—North McCook—The CBC—North McCook project encompasses an entire 242 acre TIF district established to redevelop a blighted industrial site. The Company plans to develop this site into a retail and industrial park. The city promised the Company a certain dollar amount of tax increments as documented in the redevelopment agreement and developer notes bearing no interest and terminating in December 2027.

    In this case, CBC—North McCook represents the entire TIF district. The city's incentives provided to the Company are solely serviced by the tax increments produced by the Company's development and its success. The Company has not completed any projects at this site yet, but plans to account for this TIF arrangement as tax abatements when earned during the term of the Company's ownership.

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

        As described above, the CIC project encompasses an entire TIF district and this TIF district is the sole source of real estate tax increment for purposes of servicing the city's commitment, incentives and developer notes. The Company's accounting policy for the CIC developer notes changed in 2003 from a cost reimbursement arrangement to a real estate tax abatement arrangement. The new accounting policy reflected the fact that when the Company pays real estate taxes at the CIC development, the incremental taxes flow through the city of Elwood and are returned to the Company. Under this accounting principle, when the Company accrues real estate taxes at the CIC (because real estate taxes are paid one year in arrears) the Company simultaneously accrues an abatement receivable to offset the tax expense incurred.

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

7. Financial Impact of Change in Accounting for TIF Notes

        As described in Note 6, the Company adopted a new accounting principle for certain developer notes in 2003. The following is a summary of the results of operations of the Company for the years ended December 31, 2004, 2003 and 2002 and the proforma results of operations assuming the new method of accounting for certain developer notes for those same periods was applied retroactively.

	Years Ended December 31,
	2004	2003	2002
Results of operations as reported:
Income before cumulative effect of change in accounting principle	$93,108	$78,056	$75,392
Cumulative effect of change in accounting principle, net of tax	—	6,528	—

Net income	93,108	84,584	75,392
Preferred dividends	(2,621)	(9,599)	(10,090)

Net income available to common shareholders	$90,487	$74,985	$65,302

Basic EPS:
Income available to common shareholders from before cumulative effect of change in accounting principle	$1.91	$1.49	$1.43
Cumulative effect of change in accounting principle	—	0.14	—

Net income available to common shareholders	$1.91	$1.63	$1.43

Diluted EPS:
Income available to common shareholders from before cumulative effect of change in accounting principle	$1.84	$1.44	$1.40
Cumulative effect of change in accounting principle	—	0.14	—

Net income available to common shareholders	$1.84	$1.58	$1.40

Proforma results of operations assuming new method of accounting for certain developer notes was applied retroactively:
Net income	$93,108	$78,056	$81,920
Preferred dividends	(2,621)	(9,599)	(10,090)

Net income available to common shareholders	$90,487	$68,457	$71,830

Basic EPS:
Net income available to common shareholders	$1.91	$1.49	$1.58

Diluted EPS:
Net income available to common shareholders	$1.84	$1.44	$1.54

8. Deferred Expenses

        Fully amortized deferred expenses of $1,801 and $7,620 were written off in 2004 and 2003, respectively. In connection with property dispositions, the Company also wrote off unamortized deferred leasing, customer value, lease value and other costs of $8,468 and $407 in 2004 and 2003, respectively. Also, in 2003, CenterPoint wrote off unamortized financing costs of $1,277 in connection with property dispositions, respectively.

        The balances are as follows:

	December 31,
	2004	2003
Deferred financing costs, net of accumulated amortization of $5,129 and $3,669	$8,559	$8,091
Deferred lease value, net of accumulated amortization of $2,210 and $501	12,504	8,063
Deferred customer value, net of accumulated amortization of $122 and $37	2,372	1,214
Deferred leasing and other costs, net of accumulated amortization of $5,140 and $5,435	11,178	10,921

	$34,613	$28,289

9. Long Term Debt

        The long-term debt as of December 31, 2004 and 2003 consists of the following:

	Carrying Amount of Notes at December 31,
							Estimated Balloon Payment at Maturity
Property Pledged as Collateral			Interest Rate		Periodic Payment Terms			Final Maturity Date
	2004	2003
Mortgage Notes Payable and Other Debt:
7620 S. 10th Street, Oak Creek, WI	1,871	1,978	8.05%		22(a	)	1,795	08/01/05
11801 South Central, Alsip, IL	3,218	3,551	7.35%		49(a	)	—	01/01/12
16750 Vincennes, South Holland, IL	3,897	3,963	7.75%		31(a	)	3,514	08/15/09
Designated pool of four properties	12,530	13,193	7.05%		131(a	)	9,661	09/01/08
Capitalized lease obligation	—	110	7.00%		19(a	)	101	07/01/04
CenterPoint Equipment Capital Debt (b)	—	4,160	(b	)	48(a	)		(b	)
Designated pool of eight properties (c)	14,499	—	7.17%		101(a	)	13,086	05/31/08
Designated pool of six properties (c)	15,136	—	7.17%		105(a	)	13,611	05/31/08
Non-recourse TIF debt (d)	21,958	—	8.00%		(d	)		06/15/23

	73,109	26,955
Senior Unsecured Debt:
Bonds Payable—1998	100,000	100,000	6.75%		(e	)	100,000	04/01/05
Bonds Payable—1999 (f)	—	100,000	7.14%		(e	)	100,000	03/15/04
Bonds Payable—2002	150,000	150,000	5.75%		(e	)	150,000	08/15/09
Bonds Payable—2003 (g)	150,000	150,000	4.75%		(e	)	150,000	08/01/10
Bonds Payable—2004 (h)	150,000	—	5.25%		(e	)	150,000	07/15/11

	550,000	500,000
Tax Exempt Debt:
City of Chicago Revenue Bonds—1997	44,100	44,100	(i	)	(j	)	44,100	09/08/32
City of Chicago Revenue Bonds—2002	47,000	47,000	(k	)	(j	)	47,000	03/01/37
Illinois Department Finance Authority	2,900	3,110	(l	)	(j	)	—	12/01/18
INAFA Enterprise Center I (c)	24,900	—	(c	)	(j	)	24,900	06/01/22

	118,900	94,210
Line of Credit:
Revolving line of credit	131,500	213,700	(m	)	(m	)	—	06/30/06

Total long term debt	$873,509	$834,865

  (a)
  Amount represents the monthly payment of principal and interest.

  (b)
  In 2003, the Company consolidated the operations of a joint venture, CenterPoint Equipment Capital Corporation, which had unsecured non-recourse debt on its books as of

    December 31, 2003. The debt related to direct financing lease obligations for equipment at certain CenterPoint tenant spaces. In 2003, This entity was consolidated due to the Company's guarantee related to one of the loans. In 2004, the Company paid off the loan and assumed the position of lender to the joint venture. Therefore, the loan has been eliminated.

  (c)
  Along with the purchase of a portfolio of properties from the Prime Realty Group in October and November 2004, the Company assumed two mortgage notes payable and one issuance of tax exempt debt. The first mortgage note was collateralized by a pool of eight properties, bearing interest at a face rate of 7.17% and terminating on May 31, 2008. The second mortgage note was collateralized by a pool of six properties, bearing interest at a face rate of 7.17% and terminating on May 31, 2008. As part of these acquisitions, the Company recognized a $686 mortgage premium on the first mortgage and a $715 mortgage premium on the second mortgage, due to the interest rate being higher than market, 5.5%. These mortgage premiums are included on the mortgage note's balance in this table and in the Company's consolidated balance sheets. These premiums are being amortized over the terms of the respective loans. The tax exempt debt was Variable/Fixed Rate Demand Tax Exempt bonds issued by the state of Indiana. The tax exempt bonds are enhanced by a letter of credit, which contains certain financial covenants pertaining to consolidated net worth. The tax-exempt bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (2.08% at December 31, 2004). The tax exempt bonds require monthly payments of interest only and mature in June 2022.

  (d)
  On January 22, 2004, the Company completed the sale of $48,000 of TIF developer notes related to CIC. Debt service payments related to the $48,000 in developer notes sold will come from real estate tax increments levied on the entire CIC project. Real estate tax increment on Company owned parcels will be paid by the Company while third parties will pay the increment on sold properties. As of December 31, 2004, the Company is carrying $21,958 of the $48,000 in sold TIF developer notes on its balance sheet in mortgage notes payable and other debt. The $26,042 difference between the sold TIF Notes and the balance carried on the Company's balance sheet represents the discounted value of expected future real estate tax increment payments to be made by third parties resulting from property sales at CIC, which, absent the sale of the $48,000 in TIF Notes, would be recognized as a note receivable on the Company's balance sheet. This liability, however, is entirely non-recourse to the Company and is not a legal liability of the Company.

  (e)
  The note requires semi-annual payments of interest only.

  (f)
  The Company paid off its outstanding $100,000 senior unsecured notes, which were bearing interest at a rate of 7.14%, on March 15, 2004, their maturity date.

  (g)
  On July 24, 2003, the Company issued $150,000 in unsecured, 7-year notes that bear interest at a face rate of 4.75% and maturing in 2010. The proceeds from the issuance were $147,940 after issuance costs and the settlement of an interest rate lock for $946. The settlement of the interest rate lock is included in accumulated other comprehensive loss and is being amortized over the term of the debt as amortization of deferred financing costs ($139 and $58 in 2004 and 2003, respectively).

  (h)
  On July 12, 2004, the Company issued $150,000 in unsecured, 7-year notes that bear interest at a face rate of 5.25% and maturing in 2011. The proceeds from the issuance were $146,517 after issuance costs and the settlement of an interest rate lock for $1,739. The settlement of the interest rate lock is included in accumulated other comprehensive loss and is being amortized over the term of the debt as amortization of deferred financing costs ($104 in 2004).

  (i)
  These Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois are enhanced by a letter of credit. The letter of credit contains certain financial covenants pertaining to consolidated net worth. The tax-exempt bonds bear initial interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (2.03% and 1.25% at December 31, 2004 and 2003, respectively). The bonds require monthly payments of interest only and mature in September, 2032. Of the original proceeds, the Company holds $1,444 and $1,436 in escrow (shown in restricted cash and cash equivalents) at December 31, 2004 and 2003, respectively, for future construction costs.

  (j)
  The note requires monthly payments of interest only.

  (k)
  These Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois are enhanced by a letter of credit. The letter of credit contains certain financial covenants pertaining to consolidated net worth. The tax-exempt bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (2.08% and 1.35% at December 31, 2004 and 2003, respectively). The bonds require monthly payments of interest only and mature in March, 2037. Of the original proceeds, the Company holds $21,829 and $29,915 in escrow (shown in restricted cash and cash equivalents) as of December 31, 2004 and 2003, respectively, for future construction costs.

  (l)
  The Adjustable Rate Revenue Bonds, issued by the Illinois Department Financing Authority, are enhanced by a letter of credit. The bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (2.08% and 1.22% at December 31, 2004 and 2003, respectively). The bonds require monthly payments of interest only and mature in December, 2018. On every December 1st since the Company assumed the loan, the Company is required to make a principle payment of $210 in accordance with the terms of the loan.

  (m)
  In June 2003, the Company extended its unsecured line of credit facility, which originated in 1996 and was previously amended in 2000. The interest rate at December 31, 2003 reflects the rates paid under different LIBOR contracts ranging from 1.7875% to 1.9875% (LIBOR plus 0.8%) and there were no Prime Rate contracts outstanding. The interest rate at December 31, 2004 reflects the rates paid under different LIBOR contracts ranging from 2.8400% to 3.2375% (LIBOR plus 0.8%) and there were no Prime Rate contracts outstanding. The line requires payments of interest only when LIBOR contracts mature and monthly on borrowings under Prime Rate. There is a commitment fee of $700 per year or 20 basis points. At December 31, 2004 and 2003, the Company had $218,500 and $136,300, respectively, available under the line.

        As of December 31, 2004 mortgage notes, other debt, senior unsecured debt, tax exempt debt and line of credit mature as follows:

Total
2005	$104,133
2006	133,882
2007	2,508
2008	38,150
2009	154,353
Thereafter	440,483

Total	$873,509

        Based on borrowing rates available to the Company at the end of 2004 and 2003 for mortgage loans with similar terms and maturities, the fair value of the fixed interest rate mortgage notes payable was $602,358 compared to $601,151 carrying value for 2004 and $542,681 compared to $526,955 carrying value for 2003.

        Land, buildings and equipment with an aggregate net book value of approximately $84,601 at December 31, 2004 and $30,077 at December 31, 2003 have been pledged as collateral for the above mortgage debt.

10. Shareholders' Equity

  Common Shares of Beneficial Interest

        As of December 31, 2004 and 2003, the Company had outstanding shares of 48,900,040 and 46,691,754, respectively.

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

  Series B Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest

        On June 23, 1999, the Company completed a public offering of 1,000,000 shares of 7.50% Series B Convertible Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") at a purchase price of $50.00 per share. Dividends on the Series B Preferred Shares are cumulative from the date of issuance and payable quarterly commencing on September 30, 1999. The payment of dividends and amounts upon liquidation will rank senior to the Common Shares. The shares have no maturity date, but may be redeemed by the Company for $50.00 per share after June 30, 2004. The shares are convertible into common shares at a conversion price of $21.75 per common share, equivalent to a conversion rate of 2.2989 to 1. The Company converted 691,062 shares and 11,000 shares into common shares in accordance with the share agreement in 2004 and 2003, respectively.

  Series D Flexible Cumulative Redeemable Preferred Shares

        On December 14, 2004 the Company completed a public offering of 100,000 shares of 5.377% Series D Flexible Cumulative Redeemable Preferred Shares at a purchase price of $1,000.00 per share. The Company received net proceeds of $98,427 after offering costs. Dividends will accrue from the date of original issuance and initially will be payable semiannually in arrears at a fixed rate of 5.377%, commencing on June 15, 2005 through December 14, 2009. Unless the Company decides to redeem or remarket the shares to fix the dividend rate for periods allowed for in the prospectus, after five years the dividends rate will automatically adjust to a variable rate reset quarterly equal to 1.85%, plus the greater of (i) the 3-month LIBOR rate; (ii) the 10-year Treasury rate: and (iii) the 30-year Treasury rate, as defined by the prospectus. The shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

  Earnings Per Common Share

        Following are the reconciliations of the numerators and denominators for computing basic and diluted earnings per share ("EPS") data:

	Years Ended December 31,
	2004	2003	2002
Numerators:
Income (loss) from continuing operations	$22,450	$20,470	$19,480
Gain on sale of real estate, net of tax	185	5,421	12,962
Dividend on preferred shares	(2,621)	(9,599)	(10,090)

Income available to common shareholders from continuing operations—for basic and diluted EPS	20,014	16,292	22,352

Discontinued operations
Gain on sale, net of tax	57,412	36,308	29,899
Income from operations of sold properties, net of tax	13,061	15,857	13,051

Discontinued operations—for basic and diluted EPS	70,473	52,165	42,950

Income available to common shareholders before cumulative effect of change in accounting principle	90,487	68,457	65,302
Cumulative effect of change in accounting principle—for basic and diluted EPS	—	6,528	—

Net income available to common shareholders—for basic and diluted EPS	$90,487	$74,985	$65,302

Denominators:
Weighted average common shares outstanding—for basic EPS	47,364,105	46,021,460	45,516,102
Effect of share options and grants	1,793,806	1,466,620	1,253,598

Weighted average common shares outstanding—for diluted EPS	49,157,911	47,488,080	46,769,700

Basic EPS:
Income available to common shareholders from continuing operations	$0.42	$0.35	$0.49
Discontinued operations	1.49	1.14	0.94
Cumulative effect of change in accounting principle	—	0.14	—

Net income available to common shareholders	$1.91	$1.63	$1.43

Diluted EPS:
Income available to common shareholders from continuing operations	$0.41	$0.34	$0.48
Discontinued operations	1.43	1.10	0.92
Cumulative effect of change in accounting principle	—	0.14	—

Net income available to common shareholders	$1.84	$1.58	$1.40

        The assumed conversion of convertible preferred stock into common shares for purposes of computing diluted EPS by adding convertible preferred dividends to the numerator and adding assumed share conversions to the denominator for 2004, 2003 and 2002 would be anti-dilutive.

11. Stock Incentive Plans

        As of December 31, 2004 the Company has reserved 1,076,916 common shares for future issuance under the 2003 Omnibus Employee Retention and Incentive Plan (the "2003 Plan"), and 2,000,000 common shares for future issuance under the dividend reinvestment and stock purchase plan.

  2003 Omnibus Employee Retention and Incentive Plan

        On May 16, 2003, the Shareholders adopted the 2003 Plan to permit the Company to continue to make share based awards as part of the Company's long-term compensation plan. In accordance with the 2003 Plan, no further grants or option awards will be made under the 2000 Omnibus Employee Retention and Incentive Plan (the "2000 Plan"). As amended by the June 2004 two-for-one share split of Common Shares, the 2003 Plan authorizes the award of 2,400,000 shares over its term. The 2003 Plan is administered by a committee (the "Committee") consisting of two or more non-employee trustees designated by the Board of Trustees of the Company. No awards may be granted under the 2003 Plan after July 31, 2006. The terms of the 2003 Plan are highlighted below:

  •
  First, the 2003 Plan authorizes the Committee to grant options to purchase the Company's common shares in the form of incentive stock options ("ISO's") or other tax-qualified options which may be subsequently authorized under the federal tax laws. The exercise price of the options may not be less than 100% of the fair market value of common shares at the time of issuance.

  •
  Second, the 2003 Plan authorizes the Committee to grant appreciation rights to key employees, which entitles the grantee to receive upon exercise the excess of (a) the fair market value of the specified number of shares at the time of exercise over (b) a price specified by the Committee which may not be less than 100% of the fair market value of the common shares at the time of grant. The term of the appreciation rights shall be fixed by the Committee, but no appreciation rights shall be exercisable more than 10 years after the date of grant.

  •
  Third, the 2003 Plan authorizes the Committee to grant restricted shares or equivalents of the Company's common shares. The restriction periods may vary at the Committee's discretion, but may not be less than one year.

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

Restricted Stock Grants

        During 2004, 2003 and 2002 and under the terms of the 2003 Plan and the 2000 Plan, the Compensation Committee of the Company awarded employees, officers and directors restricted shares as follows:

Date	Number of Restricted Shares Awarded	Grant Price
2000 Plan
Restricted Shares
January 29, 2002	210,962	$24.35
March 7, 2003	229,828	28.15
March 25, 2003	400	29.19
May 15, 2003	2,042	30.05
2003 Plan
Restricted Shares
May 16, 2003	902	30.28
March 2, 2004	114,920	39.50
June 18, 2004	7,600	37.49
Restricted Share Equivalents
March 2, 2004	23,508	39.50

        All of the restricted share grants mentioned above were awarded in the name of the participants, each of whom have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions. Unearned compensation was recorded at the date of award based on the market value of the shares.

        According to the terms of each respective grant and share equivalents agreement, and in accordance with the 2003 Plan, the above restricted share grants and restricted share equivalents are designed to vest at the earlier of eight years or in twenty percent increments at the close of business on the last day of the period commencing at least two years after the date of the award and including 60 consecutive trading days such that the average total shareholder return for such trading days equals or exceeds 30%, 40%, 50%, 60%, and 70%. Total shareholder return includes the cumulative share price appreciation plus dividends or dividend equivalents since the award.

        The 2004 restricted share equivalents were awarded in the name of the participants, each having dividend equivalent rights equal to dividends paid to common shareholders. Upon vesting, under the terms of the share equivalent agreements, the participants will receive cash equal to the number of equivalents held multiplied by the closing price of the Company's stock on the day the equivalents vest. The Company is using variable-plan-accounting treatment for these share equivalents. Changes in the quoted market value of the Company's shares between the date of grant and each balance sheet date result in a change in the measure of compensation expense for the share equivalents. The dividend equivalent is recorded as compensation expense in the period the dividend is declared.

        As of December 31, 2004, the Company had the following unvested, restricted share grants outstanding at the following grant prices:

Date of Grant	Number of Shares at Original Issuance	Number of Shares Outstanding at December 31, 2004	Grant Price
2000 Plan
March 7, 2003	229,828	223,350	$28.15
March 25, 2003	400	400	29.19
May 15, 2003	2,042	2,042	30.05
2003 Plan
May 16, 2003	902	902	30.28

        According to the terms of previous incentive plans, the restricted share grants awarded prior to 2004 are designed to vest at the earlier of eight years or at the close of business on the last day of a period commencing at least two years after the date of the award and including 60 consecutive trading days such that the average total shareholder return for such trading days equals or exceeds 60%.

        During both 2004 and 2003, the Company has incurred additional share grant expense upon the early vesting of certain 2000 Plan share grants. The following table summarizes this activity and their impact on each respective reporting period:

Early Vesting Date	Original Issue Date	Number of Shares Vested	Additional Compensation Expense
June 4, 2002	March 8, 2000	138,900	$1,744
November 23, 2003	February 21, 2001	276,072	4,158
April 23, 2004	January 29, 2002	196,416	3,487

        The amount amortized to expense, inclusive of the early vesting charge, during 2004, 2003, and 2002 was $4,912, $6,312 and $3,196, respectively.

  Director Stock Plan

        The 1995 Director Stock Plan is for an aggregate of 150,000 common shares and provides that each independent director, upon election or re-election to the Board, must receive 50% and may elect to receive 100% of his annual retainer fee in Common Shares at the market price on such date. In 2004, 2003, and 2002, 4,244, 3,050 and 3,594 Common Shares were issued under this plan, respectively. In connection with the issuance of such shares, $150, $92, and $87 was charged to expense in 2004, 2003 and 2002, respectively. The plan terminated on December 31, 2004 in accordance with its terms.

  Stock Options Outstanding

        For the three year period ended December 31, 2004, the Compensation Committee of the Company granted employees, officers and trustees share options as follows under the terms of the 2003 Plan and the 2000 Plan:

Date of Issue	Number of Shares Options Issued	Exercise Price
2000 Plan
January 29, 2002	369,894	$24.35
May 16, 2002	66,000	27.63
November 9, 2002	5,416	27.25
March 7, 2003	278,160	28.15
2003 Plan
May 16, 2003	76,000	30.28
June 10, 2003	325,160	30.68
March 2, 2004	722,502	39.50
June 28, 2004	76,000	37.49

        The options from both the 2003 Plan and the 2000 Plan were granted at fair market value on the date of grant and have a 10-year term. They become exercisable in 20% annual increments after one year from date of grant. Option activity for the three years ended December 31, 2004 is summarized below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,846,642	$21.23	3,577,442	$19.00	3,675,898	$17.26
Granted	798,502	39.31	679,320	29.60	441,310	24.88
Exercised	(625,223)	16.38	(410,120)	15.62	(537,090)	11.91
Expired	—		—		(2,676)	16.03

Outstanding at end of year	4,019,921	25.57	3,846,642	21.23	3,577,442	19.00

Exercisable at end of year	1,100,305		1,044,090		909,736
Available for future grant	1,076,916		1,997,938		507,986
Weighted average per share value of options granted during the year		$4.48		$2.99		$3.59

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk free interest rate	3.54%	2.75%	4.78%
Dividend yield	3.97%	4.12%	4.22%
Expected lives	6 years	6 years	6 years
Expected volatility	15.93%	16.62%	17.55%

        The following table summarizes information about stock options at December 31, 2004:

Options outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$12.44-$17.97	1,094,789	5 years	$16.88	595,711	$16.79
18.91- 20.50	455,600	6 years	20.31	182,240	20.31
22.95- 23.26	558,200	7 years	22.98	167,460	22.98
24.35- 27.63	436,110	8 years	24.84	87,222	24.84
28.15- 30.68	676,720	9 years	29.59	67,672	29.59
37.49- 39.50	798,502	10 years	39.31

  Shareholder Rights Plan

        In July 1998, the Board of Trustees approved a shareholder protection plan (the "Rights Plan"), declaring a dividend of one right for each share of the Company's common shares outstanding on or after August 11, 1998. Exercisable 10 days after any person or group acquires 15 percent or more or commences a tender offer for 15 percent or more of the Company's common shares, each right entitles the holder to purchase from the Company one one-thousandth of a Junior Preferred Share of Beneficial Interest, Series A (a "Rights Preferred Share"), at a price of $120, subject to adjustment. The Rights Preferred Shares (1) are non-redeemable, (2) are entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share or 1,000 times the Company's common share dividend, (3) have a minimum liquidation preference equal to the greater of $100 per share or 1,000 times the liquidation payment made per common share and (4) are entitled to vote with the common shares with each Rights Preferred Share having 1,000 votes. 50,000 of the Company's authorized preferred shares have been designated for the plan.

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

12. 401K Savings Plan

        CenterPoint Properties Trust Savings and Retirement Plan (the "401K Plan") was established to cover eligible employees of the Company. Under the 401K Plan eligible employees may elect to enter into an agreement with the Company to defer a percentage of their compensation up to the annual limit set by the Internal Revenue Service. Employees may elect to participate at the beginning of each quarter subsequent to achieving 30 days of service. Company matching contributions are made after completion of one year of service. The Company may make a matching contribution equal to a discretionary percentage of the Participants' salary reductions. The Company contributed 50 percent of the first 8 percent per pay period for the years ended December 31, 2004, 2003, and 2002. Participants direct the investment of all contributions into various options offered by the 401K Plan. The Company incurred expense of approximately $311, $268, and $274 in each year, respectively.

13. Impairment of Assets and Asset Held for Sale

        As of December 31, 2004, the Company classified 800 Hilltop, Streamwood, Illinois; 8877 Union Center Drive, West Chester, Ohio; 9714 South Route 59, Naperville, Illinois, a land parcel in McCook, Illinois, two developments in progress at CBC—Gurnee, Gurnee, Illinois and two land parcels in Naperville, Illinois as held for sale. All of these above mentioned properties were under contract for sale as of December 31, 2004. The carrying value of land parcels in Naperville was greater than the expected net sales proceeds, therefore, the Company recorded a $937 impairment. The decline in value was attributable to weakening market conditions for retail land which is the expected use for the land. Net income (property revenues less real estate taxes, property operating and leasing expenses, property specific interest expense and depreciation and amortization) related to these properties held for sale was $4,005, $4,037 and $4,075 for the years ended December 31, 2004, 2003 and 2002, respectively.

        As of December 31, 2003, the Company had one operating property at 720 Frontenac, Naperville, IL and two land parcels under contract. The Naperville operating property and 0.26 acres of land at the Company's development at the corner of California Avenue and the I-290 expressway in Chicago, IL went under contract for sale in the fourth quarter of 2003. The other land parcel under contract was for 11.85 acres in Naperville and went under contract in the fourth quarter of 2002 (a portion of the 64 acres mentioned below). Net income related to these properties held for sale was $180 and $154 for the years ended December 31, 2003 and 2002, respectively.

        There can be no assurance that any properties held for sale will be sold.

14. Discontinued Operations

        The Company's results of operations include the operating results of both properties disposed and properties held for future sale. For the periods presented, the Company included all of the results of operations from the 71 operating properties disposed since January 1, 2002 and all properties held for sale as of December 31, 2004 in discontinued operations, income from discontinued operations, net of tax. The following table summarizes the operating results from these properties for the three years ended December 31, 2004:

	Years Ended December 31,
	2004	2003	2002
Discontinued operations:
Total revenues	$22,489	$30,586	$28,784
Operating expenses and income taxes	(9,428)	(14,729)	(15,733)

Income (loss) from discontinued operations, net of tax	$13,061	$15,857	$13,051

15. Income Taxes

        In 2004, 2003 and 2002, because CenterPoint qualified as a REIT and distributed all of its taxable ordinary and capital gain net income, it incurred no federal income tax liability. The differences between taxable income as reported on CenterPoint's tax return (estimated 2004 and actual 2003 and 2002) and consolidated net income are reported here as follows:

	2004 Estimate	2003 Actual	2002 Actual
Net income	$93,108	$84,584	$75,392
Less: (Net income) loss of CRS, Taxable REIT subsidiary, included above	(695)	(1,224)	(5,438)
Add: Impairment of asset held for sale	937	—	1,228

Net income from REIT operations	93,350	83,360	71,182
Less: Straight-line rent (excluding CRS)	(4,705)	(3,471)	(1,818)
Less: Cumulative effect of change in accounting principle	—	(6,528)	—
Add: Book depreciation and amortization (excluding CRS)	37,716	35,925	32,831
Less: Tax depreciation and amortization	(27,616)	(26,952)	(26,846)
Less: Book gain on sale of real estate (excluding CRS)	(63,216)	(41,600)	(37,969)
Add: Tax (loss) gain on sale of real estate	11,416	16,329	(26,237)
Add / (less): Other book/tax differences, net	(736)	9,944	(1,242)

Taxable income before adjustments	46,209	67,007	9,901
Less: Capital gains	—	—	—

Taxable ordinary income before adjustments subject to 90%	$46,209	$67,007	$9,901

        For income tax purposes, distributions paid to common shareholders consist of ordinary income, return of capital and capital gains if applicable. For the three years ended December 31, 2004, CenterPoint's dividends per share were taxable as follows:

	Years Ended December 31,
	2004		2003		2002
Ordinary income	$1.06	68.0%	$1.22	100.0%	$0.01	0.4%
Return of capital	0.50	32.0%	—	0.0%	1.15	99.6%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Unrecaptured Section 1250 gains	—	0.0%	—	0.0%	—	0.0%

	$1.56	100.0%	$1.22	100.0%	$1.16	100.0%

        The components of income tax (expense) benefit are as follows:

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$(1,697)	$(1,272)	$(1,380)
State	(232)	(208)	(56)
Deferred:
Federal	2,088	(488)	(1,472)
State	490	(57)	(341)

	$649	$(2,025)	$(3,249)

        Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31, 2004, December 31, 2003 and December 31, 2002:

	Years Ended December 31,
	2004	2003	2002
Fixed assets	$515	$(2,989)	$(2,531)
Intangible assets	473	382	293
Investment in partnerships	20	(10)	(532)
Accrued expenses	2	79	127
Prepaid rents	—	34	45
Straight-line rent	(11)	(130)	(146)
Other	49	—	—
Disallowed interest	—	1,104	1,759

Net deferred tax asset/(liability)	$1,048	$(1,530)	$(985)

        The provision for income taxes for the years ended December 31, 2004, reconcile to the Company's components of income tax expense for the periods presented as follows:

	Year Ended December 31,
	2004	2003	2002
Tax benefit (expense) associated with income from operations on sold properties which is included in discontinued operations	$43	$(380)	$(80)
Tax (expense) associated with gains and losses on the sale of real estate which is included in discontinued operations	(293)	(988)	(292)
Tax (expense) associated with gains and losses on the sale of real estate	(118)	(268)	(1,302)
Provision for income tax benefit (expense)	1,017	(389)	(1,575)

Income tax benefit (expense)	$649	$(2,025)	$(3,249)

        The income tax expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before cumulative effect of change in accounting principle as follows:

	Years Ended December 31,
	2004	2003	2002
Tax benefit (expense) at federal rate	$529	$(1,105)	$(2,954)
State tax benefit (expense), net of Federal benefit (expense)	67	(174)	(262)
Tax exempt interest	167	264	237
Disallowed interest expense	(84)	(615)	—
Gain on sale of real estate	(53)	(127)	(364)
Other	23	(268)	94

	$649	$(2,025)	$(3,249)

16. Future Rental Revenues

        Under existing noncancelable operating lease agreements as of December 31, 2004, tenants of the warehouse and other industrial properties are committed to pay in aggregate the following minimum rentals:

2005	$114,844
2006	100,278
2007	86,365
2008	75,621
2009	58,710
Thereafter	149,517

Total	$585,335

17. Supplemental Information to Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
Supplemental disclosure of cash flow information:
Interest paid, net of interest capitalized	$31,595	$25,563	$25,283
Interest capitalized	6,586	8,569	8,444
Income taxes paid	2,851	1,216	1,499
Dividends declared, not paid	254	—	1,060

        In conjunction with the property acquisitions, the Company assumed the following assets and liabilities:

Purchase of real estate	$(269,281)	$(127,901)	$(129,247)
Mortgage notes payable	29,764	—	13,810
Tax-exempt debt	24,900	—	3,530
Liabilities, net of other assets	891	(2,694)	1,847

Acquisition of real estate	$(213,726)	$(130,595)	$(110,060)

        In conjunction with the property dispositions, the Company disposed of the following assets and liabilities:

Disposal of real estate	$253,398	$147,286	$194,212
Recognition of TIF Developer Note receivable	(7,539)	(14,994)	—
Mortgage notes payable assumed by buyers	—	(55,992)	(33,737)
Mortgage financing provided to buyers	(73,434)	(3,482)	(9,029)
Net other assets (liabilities) assumed by buyers	18,733	711	11,754

Disposition of real estate	$191,158	$73,529	$163,200

        As part of the early vesting of stock grants mentioned in Note 11, the Company withheld shares (based on employee's election) with a fair value of $2,489, $3,503 and $1,044 in 2004, 2003 and 2002, respectively, in order to pay employee related taxes based on the statutory rate. The related shares were retired.

        In 2004, the Company took a deed in lieu of foreclosure on a mortgage note receivable totaling $4,912. The Company reduced its mortgage notes receivable and added the property to its investment in real estate, assuming ownership of the property.

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

18. Related Party Transactions

        The Company earned fees from CenterPoint Venture totaling $601, $2,344 and $503 for acquisitions, administrative services and for property management services for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the Company had $143 and $126, respectively, receivable for these fees.

        In 2004, the Company and its affiliates sold a portfolio of 10 properties, totaling $108,446 to Benderson Harlem Associates LP. Legg Mason advised and brokered the transaction on behalf of the buyer. One of the Company's trustees, Thomas Robinson, is a current Managing Director in the Corporate Finance Real Estate Group of Legg Mason Wood Walker, Inc. Mr. Robinson abstained from the voting on this transaction. This transaction was approved by a unanimous vote of the remaining trustees. Mr. Robinson's independence under the rules of the New York Stock Exchange and the Securities and Exchange Commission was not impacted by this sale.

        In 2004, the Company sold its interest in CMC to CalEast, the Company's joint venture partner in CenterPoint Venture. The Company sold its interest for $42,774 and recorded a gain related to the sale of $6,469.

        In December 2004, CenterPoint Venture entered into a joint venture with WisPark Land Company. Simultaneously with the closing, CenterPoint transferred its undeveloped land holdings located in Gurnee, Illinois to the new venture and recorded $23 of profit and deferred $6 due to the Company's ownership percentage.

        In December 2004, the Company entered into a joint venture with UBS Real Estate to develop CenterPoint Intermodal Center—Rochelle, a 362 acre planned industrial park located less than one mile from the Union Pacific Railroad's new intermodal facility. The Company sold land and a building to the Rochelle Venture and recorded no gain upon sale as the land and building were sold at cost.

        One of the properties disposed of in the first quarter of 2002 was sold to Nicholas C. Babson, a trustee of the Company, for a total sale price of $8,235 and a gain of $2,854. The sale was approved by a unanimous vote from the remaining trustees based on the advantages of the sale to the Company. The sale price was greater than the value of the property established by an independent appraisal.

        Of the 28 properties acquired in 2002, 15 were purchased for $44,435 from CalEast Industrial Investors, LLC, the Company's partner in CenterPoint Venture.

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

        The Company is involved in recovery efforts under the terms of its commercial office lease with HALO Induatries Inc. ("HALO"), which claimed bankruptcy in July of 2001. The Company is pursuing a claim in bankruptcy for the value of the HALO lease, which is approximately $28,000. In 2005, the Company collected its first portion of its claim which is disclosed in Note 20 below.

        The Company has entered into several contracts for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.

        At December 31, 2004, one of the properties owned was subject to a purchase option held by a tenant. The purchase option is exercisable at various intervals through February 2008 for an amount that is greater than the net book value of the asset.

20. Subsequent Events

        In January 2005, the Company acquired a 3.0 million square foot, eight building industrial portfolio from HSA Commercial Real Estate as representative of various partnerships and joint ventures. The gross purchase price was approximately $95,275. The buildings are located in various submarkets of metropolitan Chicago.

        In January 2005, the Company marketed $23,250 in tax-exempt bonds, issued by the City of Chicago, Illinois. These adjustable rate revenue bonds are enhanced by a letter of credit. These bonds were acquired by the Company at the time of the portfolio acquisition from Prime Group Realty Trust, completed in October, 2004. The bonds bear interest at a Weekly Adjustable Interest Rate as determined by the Remarketing Agent and terminate on June 1, 2022.

        In February 2005, the HALO bankruptcy creditor committee declared an initial interim distribution of $30,000. Subsequently, the Company received $7,853 of this distribution, which is greater than its current accounts receivable balance.

21. Quarterly Financial Highlights (Unaudited)

        The following table reflects the results of operations for the Company during the four quarters of 2004 (dollars in thousands, except unit and per share data). The results of operations have been adjusted from their original reported value to reflect the reclassification of the results of operations for every operating property sold in 2004 to income from operations of sold properties from discontinued operations in accordance with FAS No. 144. The reclassification has no effect on net income available to common shareholders or net income available to common shareholders per share.

	Quarter ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$37,377	$44,634	$36,654	$41,106
Income from continuing operations	10,006	8,716	312	3,415
Discontinued operations
Gain on sale, net of tax	6,573	2,543	26,571	21,725
Income from operations of sold properties, net of tax	3,776	3,849	3,395	2,041
Gain on sale of real estate, net of tax	—	177	—	9
Preferred dividends	(887)	(837)	(368)	(529)
Net income available to common shareholders	19,468	14,448	29,910	26,661
Basic EPS:
Income available to common shareholders from continuing operations	$0.20	$0.17	$—	$0.05
Discontinued operations	0.22	0.14	0.63	0.50

Net income available to common shareholders	$0.42	$0.31	$0.63	$0.55

Diluted EPS:
Income available to common shareholders from continuing operations	$0.19	$0.17	$—	$0.05
Discontinued operations	0.21	0.13	0.60	0.49

Net income available to common shareholders	$0.40	$0.30	$0.60	$0.54

Distributions per common share	$0.3900	$0.3900	$0.3900	$0.3900

        The following table reflects the results of operations for the Company during the four quarters of 2003 (dollars in thousands, except unit and per share data). The previously reported results of operations for the four quarters of 2003 have been adjusted to reflect the following:

  •
  FAS No. 144. In accordance with FAS No. 144, the results of operations for each of the quarters presented above have been adjusted from their originally reported value to reflect the reclassification of the results of operations for every operating property sold in 2004 to income from operations of sold properties from discontinued operations. The reclassification has no effect on net income available to common shareholders or net income available to common shareholders per share.

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

	Quarter ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total revenues	$34,603	$33,980	$36,214	$35,746
Income from continuing operations	6,626	5,926	6,554	1,364
Discontinued operations
Gain on sale, net of tax	11,454	5,961	6,306	12,587
Income from operations of sold properties, net of tax	3,757	4,035	4,262	3,803
Gain on sale of real estate, net of tax		2,915	2,026	480
Cummulative effect of change in accounting principle	6,528
Preferred dividends	(2,523)	(4,996)	(1,158)	(922)
Net income available to common shareholders	25,842	13,841	17,990	17,312
Basic EPS:
Income available to common shareholders from continuing operations	$0.09	$0.08	$0.16	$0.02
Discontinued operations	0.33	0.22	0.23	0.36
Cumulative effect of change in accounting principle	0.14	—	—	—

Net income available to common shareholders	$0.56	$0.30	$0.39	$0.38

Diluted EPS:
Income available to common shareholders from continuing operations	$0.09	$0.08	$0.16	$0.01
Discontinued operations	0.32	0.21	0.22	0.35
Cumulative effect of change in accounting principle	0.14	—	—	—

Net income available to common shareholders	$0.55	$0.29	$0.38	$0.36

Distributions per common share	$0.3038	$0.3038	$0.3038	$0.3038

SCHEDULE II

CENTERPOINT PROPERTIES TRUST

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Description	Beginning Balance	Charge to cost and Expenses	Recoveries	Deductions(a)	Ending Balance
For year ended December 31, 2004:
Allowance for doubtful accounts	$1,705	$1,710	$—	$(1,294)	$2,121

For year ended December 31, 2003:
Allowance for doubtful accounts	$1,318	$1,322	$—	$(935)	$1,705

For year ended December 31, 2002:
Allowance for doubtful accounts	$1,617	$1,137	$—	$(1,436)	$1,318

NOTE: (a)	Deductions represent the write-off of accounts receivable against the allowance for doubtful accounts.

Schedule III
CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
Warehouse/industrial properties:
425 West 151st Street East Chicago, IN		$252	$1,805	$33	$6,167	$1,155	$285	$9,127	$9,412	$(4,739)	1913/1988-1990	1987	(f	)
201 Mississippi Street Gary, IN		807	9,948	278	25,430		1,085	35,378	36,463	(17,162)	1946/1985-1988	1985	(f	)
620 Butterfield Road Mundelein, IL		335	1,974	61	382		396	2,356	2,752	(784)	1990	1993	(f	)
1319 Marquette Drive Romeoville, IL		948	2,530		294		948	2,824	3,772	(944)	1990-1991	1993	(f	)
900 E. 103rd Street Chicago, IL		2,226	10,693		9,087		2,226	19,780	22,006	(6,287)	1910	1993	(f	)
1850 Greenleaf Elk Grove Village, IL		509	1,386		412		509	1,798	2,307	(578)	1965	1993	(f	)
5990 Touhy Avenue Niles, IL		2,047	8,509		3,439		2,047	11,948	13,995	(3,562)	1957	1993	(f	)
1400 Busse Road Elk Grove Village, IL		439	5,719		495		439	6,214	6,653	(2,649)	1987	1993	(f	)
1250 Carolina Drive West Chicago, IL		583	3,836		757		583	4,593	5,176	(1,428)	1989-1990	1993	(f	)
5619 West 115th Street Alsip, IL		2,267	12,169		2,320		2,267	14,489	16,756	(4,920)	1974	1993	(f	)
1020 Frontenac Naperville, IL		591	2,363	11	497		602	2,860	3,462	(959)	1980	1993	(f	)
1560 Frontenac Naperville, IL		508	2,034	12	269		520	2,303	2,823	(783)	1987	1993	(f	)
920 Frontenac Naperville, IL		717	2,367		620		717	2,987	3,704	(1,010)	1987	1993	(f	)
900 W. University Drive Arlington Heights, IL		817	3,268	17	96		834	3,364	4,198	(1,120)	1974	1994	(f	)
745 Birginal Drive Bensenville, IL		601	2,406	1	504		602	2,910	3,512	(931)	1974	1994	(f	)
21399 Torrence Avenue Sauk Village, IL		1,550	6,199	565	707		2,115	6,906	9,021	(2,276)	1987	1994	(f	)
2600 N. Elmhurst Road Elk Grove Village, IL.		842	3,366	1	53		843	3,419	4,262	(1,060)	1995	1995	(f	)
8901 W. 102nd Street Pleasant Prairie, WI		900	3,608		51		900	3,659	4,559	(1,182)	1990	1994	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
8200 100th Street Pleasant Prairie, WI		1,220	4,890		37		1,220	4,927	6,147	(1,599)	1990	1994	(f	)
10601 Seymour Avenue Franklin Park, IL		2,020	8,081	184	14,032		2,204	22,113	24,317	(5,320)	1963/1965	1995	(f	)
11701 South Central Alsip, IL		1,241	4,964	22	1,475		1,263	6,439	7,702	(1,799)	1972	1995	(f	)
11601 South Central Alsip, IL		1,071	4,285	53	1,660		1,124	5,945	7,069	(1,621)	1971	1995	(f	)
850 Arthur Avenue Elk Grove Village, IL		270	1,081	2	697		272	1,778	2,050	(444)	1972/1973	1995	(f	)
1827 North Bendix Drive South Bend, IN		1,010	4,040	24	190		1,034	4,230	5,264	(1,214)	1964/1990	1995	(f	)
4400 S. Kolmar Chicago, IL		603	2,412	9	1,929		612	4,341	4,953	(816)	1964	1995	(f	)
6600 River Road Hodgkins, IL		2,640	10,562	47	932		2,687	11,494	14,181	(3,142)	Unknown	1996	(f	)
7501 N. 81st Street Milwaukee, WI		1,018	4,073	24	83		1,042	4,156	5,198	(1,137)	1987	1996	(f	)
1100 Chase Avenue Elk Grove Village, IL		248	993	7	313		255	1,306	1,561	(353)	1969	1996	(f	)
2553 N. Edgington Franklin Park, IL		1,870	7,481	67	2,555		1,937	10,036	11,973	(2,498)	1967/1989	1996	(f	)
875 Fargo Avenue Elk Grove Village, IL		572	2,284	14	1,078		586	3,362	3,948	(913)	1979	1996	(f	)
1501 Pratt Avenue Elk Grove Village, IL		1,047	4,189	72	2,400		1,119	6,589	7,708	(1,323)	1973	1996	(f	)
400 N. Wolf Road Northlake, IL		4,504	18,017	(996)	14,581		3,508	32,598	36,106	(7,626)	1956/1965	1996	(f	)
425 South 37th Avenue St. Charles, IL		644	2,575	7	260		651	2,835	3,486	(736)	1976	1996	(f	)
3145 Central Avenue Waukegan, IL		1,270	5,080	20	2,546		1,290	7,626	8,916	(1,793)	1960	1997	(f	)
2004-2207 South 114th Street West Allis, WI		942	3,770	7	290		949	4,060	5,009	(985)	1965/1966	1997	(f	)
2801 S. Busse Road Elk Grove Village, IL		1,875	7,556	12	601	107	1,887	8,264	10,151	(2,031)	1997	1997	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
7447 South Central Avenue Bedford Park, IL		437	1,748	8	206		445	1,954	2,399	(454)	1980	1997	(f	)
7525 S. Sayre Avenue Bedford Park, IL		587	2,345	5	895		592	3,240	3,832	(699)	1980	1997	(f	)
1 Allsteel Drive Aurora, IL		2,458	9,832	(252)	10,265		2,206	20,097	22,303	(4,430)	1957-1967	1997	(f	)
2525 Busse Highway Elk Grove Village, IL		5,400	12,601	(727)	12,038		4,673	24,639	29,312	(5,474)	1975	1997	(f	)
2701 S. Busse Road Elk Grove Village, IL		1,875	5,667	4	1,717	255	1,879	7,639	9,518	(1,696)	1997	1997	(f	)
East Avenue and 55th Street McCook, IL		1,190	4,761	(748)	491		442	5,252	5,694	(1,597)	1979	1997	(f	)
6757 S. Sayre Bedford Park, IL		1,236	4,945	7	1,970		1,243	6,915	8,158	(1,186)	1975	1997	(f	)
2301 Route 30 Plainfield, IL		1,217	4,868	(60)	2,498		1,157	7,366	8,523	(1,533)	1972/1984	1997	(f	)
1796 Sherwin Avenue Des Plaines, IL		944	3,778	12	2,054		956	5,832	6,788	(1,138)	1964	1997	(f	)
2727 W. Diehl Road Naperville, IL		3,071	14,232	(29)	398		3,042	14,630	17,672	(3,249)	1997	1997	(f	)
2021 Lunt Avenue Elk Grove Village, IL		464	1,855	8	168		472	2,023	2,495	(441)	1972	1998	(f	)
200 Champion Dr. North Lake, IL		467	5,645		2,149	87	467	7,881	8,348	(1,350)	1998/2004	1998	(f	)
745 Dillon Drive Wood Dale, IL		645	2,820		95		645	2,915	3,560	(595)	1985/1986	1998	(f	)
4700 Ironwood Drive Franklin, WI		419	3,415	11	64		430	3,479	3,909	(731)	1998	1998	(f	)
2601 Bond Street University Park, IL		380	1,527	8	120		388	1,647	2,035	(332)	1975	1998	(f	)
3400 N. Powell Franklin Park, IL		812	3,277	3	51		815	3,328	4,143	(685)	1961	1998	(f	)
11440 West Addison Franklin Park, IL		540	2,200	3	191		543	2,391	2,934	(491)	1961	1998	(f	)
3434 N. Powell Franklin Park, IL		429	1,723	3	215		432	1,938	2,370	(422)	1960	1998	(f	)
7633 S. Sayre Bedford Park		167	700	4	99		171	799	970	(157)	1968/1969	1998	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
1999 N. Ruby Franklin Park, IL		402	1,615	3	326		405	1,941	2,346	(384)	1962	1998	(f	)
11550 W. King Drive Franklin Park, IL		320	1,303	3	147		323	1,450	1,773	(293)	1963	1998	(f	)
7201 S. Leamington Bedford Park, IL		340	1,697	(4)	388		336	2,085	2,421	(381)	1958	1998	(f	)
7200 S. Mason Bedford Park, IL		1,037	4,286	3	349		1,040	4,635	5,675	(929)	1974	1998	(f	)
6000 W. 73rd Bedford Park, IL		794	3,190	16	867		810	4,057	4,867	(737)	1974	1998	(f	)
28160 N. Keith Lake Forest, IL		616	2,496	3	160		619	2,656	3,275	(528)	1989	1998	(f	)
28618 N. Ballard Lake Forest, IL		469	1,943	3	76		472	2,019	2,491	(412)	1984	1998	(f	)
11400 W. Melrose Street Franklin Park, IL		168	43	3	11		171	54	225	(45)		1998	(f	)
11801 S. Central Alsip, IL	$3,218	1,592	6,367	2	357		1,594	6,724	8,318	(1,349)	1985	1998	(f	)
1808 Swift Dr. Oak Brook, IL		475	2,620	675	13,874		1,150	16,494	17,644	(2,875)	1965/1969/1973	1997	(f	)
5611 W. Mill Road Milwaukee, WI		218	925		161		218	1,086	1,304	(189)	1960	1998	(f	)
100 W. Whitehall Northlake, IL		578	7,791		208	185	578	8,184	8,762	(1,476)	1999	1999	(f	)
101 45th Street Munster, IN		1,925	7,700	1	258		1,926	7,958	9,884	(1,445)	1991	1999	(f	)
250 W. 63rd Street Westmont, IL		188	751		24		188	775	963	(139)	1967	1999	(f	)
22W760 Poss Street Glen Ellyn, IL		286	1,145		26		286	1,171	1,457	(210)	1964	1999	(f	)
1000 Swanson Dr. Batavia, IL		211	846		23		211	869	1,080	(156)	1990	1999	(f	)
425 N. Villa Avenue Villa Park, IL		325	1,300		25		325	1,325	1,650	(238)	1996	1999	(f	)
16951 State Street South Holland, IL		397	1,589		57		397	1,646	2,043	(294)	1983	1999	(f	)
1207 S. Greenwood Maywood, IL		10	40		23		10	63	73	(11)	1995	1999	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances(e)		Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
1336 W. Monee Rd. Crete, IL			28	112		27		28	139	167	(25)	1974	1999	(f	)
10047 Virginia Avenue Chicago Ridge, IL			240	960		41		240	1,001	1,241	(176)	1994	1999	(f	)
1140 W. Thorndale Itasca, IL			374	1,497	1	138		375	1,635	2,010	(291)	1984	1999	(f	)
1200 Independence Blvd. Romeoville, IL			342	1,367		229		342	1,596	1,938	(260)	1983	1999	(f	)
1265 Naperville Dr. Romeoville, IL			571	2,285	1	191		572	2,476	3,048	(429)	1996	1999	(f	)
737 Fargo Ave. Elk Grove Village, IL			460	1,841	12	114		472	1,955	2,427	(338)	1975	1999	(f	)
3511 W. Greentree Rd. Milwaukee, WI			540	2,160		390		540	2,550	3,090	(456)	1969-1971	1999	(f	)
951 Fargo Avenue Elk Grove Village, IL	12,530	(g)	954	2,470		1,594		954	4,064	5,018	(685)	1973	1999	(f	)
6736 W. Washington West Allis, WI			814	3,585	3	102		817	3,687	4,504	(707)	1998	1999	(f	)
301 E. Vienna Milwaukee, WI			1,005	4,022	22	(5)		1,027	4,017	5,044	(700)	1999	1999	(f	)
3602 N. Kennicott Arlington Heights, IL			515	3,735	11	37		526	3,772	4,298	(633)	1999	1999	(f	)
317 W. Lake Street Northlake, IL			2,735	10,940		1,991		2,735	12,931	15,666	(2,023)	1972	1999	(f	)
10801 W. Irving Park Rd Chicago, IL				7,553		14	159	0	7,726	7,726	(1,299)	1999	1999	(f	)
3450 W. Touhy Skokie, IL			970	3,881		1,024		970	4,905	5,875	(706)	1972	1999	(f	)
11100 W. Silver Spring Rd. Milwaukee, WI			986	3,945		48		986	3,993	4,979	(658)	1968	1999	(f	)
875 Diggins Street Harvard, IL			788	3,154	41	525		829	3,679	4,508	(581)	1952	1999	(f	)
3400 West Pratt Lincolnwood, IL			1,638	6,554	22	3,925		1,660	10,479	12,139	(1,590)	1955	1999	(f	)
5200 Proviso Drive Melrose Park, IL			52	208		299		52	507	559	(74)	1982	2000	(f	)
5000 Proviso Drive Melrose Park, IL			2,809	11,236		3,115		2,809	14,351	17,160	(1,981)	1982	2000	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
4700 Proviso Drive Melrose Park, IL		3,168	12,673		6,620		3,168	19,293	22,461	(2,197)	1982	2000	(f	)
10700 Waveland Avenue Franklin Park, IL		686	2,746		62		686	2,808	3,494	(437)	1973	2000	(f	)
5700 McDermott Berkeley, IL		270	1,080		660		270	1,740	2,010	(457)	1967	2000	(f	)
16750 South Vincennes South Holland, IL	3,897	1,178	4,710		442		1,178	5,152	6,330	(768)	1970	2000	(f	)
9700 S. Harlem Ave Bridgeview, IL		576	2,304		41		576	2,345	2,921	(360)	1969	2000	(f	)
1810-1850 Northwestern Ave Gurnee, IL		822	3,289		288		822	3,577	4,399	(516)	1977	2000	(f	)
3841 Swanson Court Gurnee, IL		623	2,493		103		623	2,596	3,219	(400)	1978	2000	(f	)
6600 Industrial Drive Milwaukee, WI		500	2,000		502		500	2,502	3,002	(358)	1973	2000	(f	)
500 Wall Street Glendale Heights, IL		1,610	6,440		1,026		1,610	7,466	9,076	(1,002)	1989	2000	(f	)
600 W. Irving Park Road Bensenville, IL 60106		163	652	2	400		165	1,052	1,217	(126)	1982	2000	(f	)
145 Tower Road Burr Ridge, IL		463	1,851		387		463	2,238	2,701	(277)	1968	2000	(f	)
1311 Meacham Avenue Itasca, IL		990	3,960		666		990	4,626	5,616	(571)	1980	2001	(f	)
7620 South 10th Street Oak Creek, WI	1,871	620	2,480	20	760		640	3,240	3,880	(379)	1970	2001	(f	)
2900 S. 160th Street New Berlin, WI		1,070	4,280		567		1,070	4,847	5,917	(542)	1972/1974/1978	2001	(f	)
8100 100th Street Pleasant Prairie, WI		348	1,395		17		348	1,412	1,760	(160)	1991	2001	(f	)
6510 W. 73rd Street Bedford Park, IL		1,592	6,369		461		1,592	6,830	8,422	(745)	1974/1980	2001	(f	)
250 Mannheim Road Northlake, IL		1,184	4,814		318		1,184	5,132	6,316	(777)	1970	2001	(f	)
800-850 Regency Drive Glendale Heights, IL		572	2,288		830		572	3,118	3,690	(252)	1987	2001	(f	)
7020 Parkland Court Milwaukee, WI		730	2,924		235		730	3,159	3,889	(290)	1979	2001	(f	)
7025 Parkland Court Milwaukee, WI		1,376	5,505		(144)		1,376	5,361	6,737	(532)	1973	2001	(f	)
315 West Edgerton Milwaukee, WI		510	2,043		162		510	2,205	2,715	(208)	1971	2001	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
1111 Bowes Road Elgin, IL		1,099	4,395	10	(252)		1,109	4,143	5,252	(397)	1994	2002	(f	)
222 Hartrey Avenue Evanston, IL		510	2,042		87		510	2,129	2,639	(174)	1955/1961	2002	(f	)
4930 South 2nd Street Milwaukee, WI		322	1,287		406		322	1,693	2,015	(119)	1972	2002	(f	)
4950 South 2nd Street Milwaukee, WI		121	485		61		121	546	667	(45)	1973	2002	(f	)
4960 South 2nd Street Milwaukee, WI		138	552		102		138	654	792	(49)	1971	2002	(f	)
5140 South 3rd Street Milwaukee, WI		110	438		172		110	610	720	(46)	1978	2002	(f	)
5144 South 3rd Street Milwaukee, WI		128	512		21		128	533	661	(43)	1972	2002	(f	)
5110 South 6th Street Milwaukee, WI		646	2,582		(149)		646	2,433	3,079	(205)	1972	2002	(f	)
4903-07 S. Howell Street Milwaukee, WI		162	650		160		162	810	972	(58)	1977	2002	(f	)
4965 S. Howell Street Milwaukee, WI		222	890		237		222	1,127	1,349	(76)	1976	2002	(f	)
5050 South 2nd Street Milwaukee, WI		417	1,666		(84)		417	1,582	1,999	(134)	1970	2002	(f	)
525 West Marquette Oak Creek, WI		654	2,618		340		654	2,958	3,612	(226)	1979	2002	(f	)
300 West Edgerton Milwaukee, WI		371	1,484		(21)		371	1,463	1,834	(126)	1970	2002	(f	)
W165 N5830 Ridgewood Menomonee Falls, WI		2,870	11,479		(966)		2,870	10,513	13,383	(904)	1996	2002	(f	)
325 Marmon Drive Bolingbrook, IL		1,314	5,255		67		1,314	5,322	6,636	(393)	1989	2002	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances(e)		Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
7330 Santa Fe Drive Hodgkins, IL			1,214	4,856		633		1,214	5,489	6,703	(346)	1979	2002	(f	)
2400 Commerce Drive Libertyville, IL			689	2,755		142		689	2,897	3,586	(199)	1994	2002	(f	)
3740 Hawthorne Lane Waukegan, IL		(g)	246	986		146		246	1,132	1,378	(68)	1977	2002	(f	)
3801 Hawthorne Lane Waukegan, IL		(g)	1,163	4,652		(96)		1,163	4,556	5,719	(299)	1972	2002	(f	)
500 Country Club Drive Bensenville, IL		(g)	1,529	6,117		(418)		1,529	5,699	7,228	(385)	1974	2002	(f	)
6333 West Douglas Milwaukee, WI			141	564		115		141	679	820	(89)	1970	2000	(f	)
505 Railroad Avenue Northlake, IL			1,530	6,121	24	781		1,554	6,902	8,456	(785)	1965/1988	2001	(f	)
1750 S. Lincoln Drive Freeport, IL			0	0		12,493	37		12,530	12,530	(1,381)	2001	2001	(f	)
625 Willowbrook Court Willowbrook,IL			487	0		5,430	97	487	5,527	6,014	(734)	2001	2001	(f	)
515 Factory Road Addison, IL			176	704		176		176	880	1,056	(38)	1965	2003	(f	)
13040 South Pulaski Avenue Alsip, IL			1,980	7,921		(635)		1,980	7,286	9,266	(368)	1976	2003	(f	)
1901 Chicory Road Mount Pleasant, WI			723	2,892		88		723	2,980	3,703	(147)	1970	2003	(f	)
10 East Golf Road Des Plaines, IL			486	1,946		85		486	2,031	2,517	(92)	1978	2003	(f	)
7000 North Austin Avenue Niles, IL			390	1,562		196		390	1,758	2,148	(73)	1981	2003	(f	)
800 Albion Avenue Schaumburg, IL			731	2,925	(19)	2,300		712	5,225	5,937	(144)	1976	2003	(f	)
1725 Delaney Gurnee, IL			197	789		37		197	826	1,023	(24)	1960	2003	(f	)
955 Pratt Blvd. Elk Grove Village, IL			851	3,403	(3)	606		848	4,009	4,857	(104)	1972	2003	(f	)
7500 North Caldwell Niles, IL			585	2,341		430		585	2,771	3,356	(89)	1971	2003	(f	)
2200 Channahon Road Bldg C Joliet, IL			1,788	7,152		260		1,788	7,412	9,200	(252)	1950	2003	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
2200 Channahon Road Bldg D Joliet, IL		931	3,724		224		931	3,948	4,879	(134)	1950	2003	(f	)
2200 Channahon Road Bldg E Joliet, IL		1,758	7,033		245		1,758	7,278	9,036	(248)	1950	2003	(f	)
N53W 24700 Corporate Circle Sussex, WI		1,113	4,452		32		1,113	4,484	5,597	(142)	1998	2004	(f	)
1445-1645 Greenleaf Elk Grove Village, IL		1,476	5,904	(12)	87		1,464	5,991	7,455	(157)	1968	2004	(f	)
1471 Business Center Dr Mount Prospect, IL		1,263	5,051		23		1,263	5,074	6,337	(134)	1989	2004	(f	)
1605 Penny Lane Schaumburg, IL		348	1,394	(8)	1		340	1,395	1,735	(37)	1986	2004	(f	)
1665 Penny Lane Schaumburg, IL		213	854	2	26		215	880	1,095	(23)	1986	2004	(f	)
9901 South 78th Avenue Hickory Hills, IL		752	3,009	5	52		757	3,061	3,818	(80)	1981	2004	(f	)
990 East 107th Street Woodridge, IL		716	2,864	2	46		718	2,910	3,628	(69)	1988	2004	(f	)
801 Bryn Mawr Avenue Itasca, IL		1,537	6,148	(4)	229		1,533	6,377	7,910	(114)	1978	2004	(f	)
1600 West Glenlake Itasca, IL		1,064	2,229	5	100		1,069	2,329	3,398	(49)	1976	2004	(f	)
1500 W. Zellman Court Milwaukee, WI		454	1,815		25		454	1,840	2,294	(29)	1998	2004	(f	)
440 Medinah Road Roselle, IL		2,342	9,368	18	116		2,360	9,484	11,844	(149)	1985	2004	(f	)
450 Medinah Road Roselle, IL		1,165	4,661	(24)	(53)		1,141	4,608	5,749	(75)	1985	2004	(f	)
1723-1757 Marshall Drive Des Plaines, IL		611	2,445	3	23		614	2,468	3,082	(26)	1968	2004	(f	)
6400 W. Enterprise WH Mequon, WI		2,724	10,898		14		2,724	10,912	13,636	(115)	1991/1998	2004	(f	)
6400 W. Enterprise ADMIN Mequon, WI		743	2,972		12		743	2,984	3,727	(32)	1990	2004	(f	)
6400 W. Enterprise CORR Mequon, WI		228	913		10		228	923	1,151	(10)	1990	2004	(f	)
13535 Torrence Bldg A&A1 Chicago, IL		1,005	4,021	(27)	(19)		978	4,002	4,980	(30)	1916-1950	2004	(f	)
13535 Torrence Ave Bldg T Chicago, IL		119	476	(2)	28		117	504	621	(5)	1920-1940	2004	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances(e)		Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
13535 Torrence Ave Bldg S Chicago, IL			89	354	(2)	25		87	379	466	(4)	1930-1940	2004	(f	)
13535 Torrence Bldg PQR Chicago, IL			299	1,195	(7)	(12)		292	1,183	1,475	(9)	1916-1950/1989	2004	(f	)
4407 Railroad Plant 4 East Chicago, IN			185	741	(5)	16		180	757	937	(6)	1930-1950	2004	(f	)
4407 Railroad Plant 2 East Chicago, IN			309	1,236	(14)	40		295	1,276	1,571	(9)	1930-1950	2004	(f	)
4407 Railroad Plant 3 East Chicago, IN			532	2,126	(14)	(15)		518	2,111	2,629	(16)	1930-1950	2004	(f	)
1301 Tower Road Schaumburg, IL	15,136	(i)	1,489	5,955		60		1,489	6,015	7,504	(32)	1960	2004	(f	)
4507 Columbia Avenue Hammond, IN			585	2,342	(11)	(3)		574	2,339	2,913	(19)	1940	2004	(f	)
4531 Columbia Avenue Hammond, IN			609	2,436	(3)	31		606	2,467	3,073	(19)	1930-1950	2004	(f	)
13535 Torrence Ave Bldg C Chicago, IL			161	643	(4)	16		157	659	816	(6)	1930-1940	2004	(f	)
1401 South Jefferson St Chicago, IL	14,499	(h)	177	710	(1)	19		176	729	905	(6)	1967/1985	2004	(f	)
350 Randy Road Carol Stream, IL		(h)	272	1,087		24		272	1,111	1,383	(9)	1974	2004	(f	)
200 East Fullerton Carol Stream, IL		(h)	831	3,325		24		831	3,349	4,180	(27)	1968	2004	(f	)
4211 Madison Hillside , IL		(h)	789	3,155	(1)	28		788	3,183	3,971	(25)	1977	2004	(f	)
4160 Madison Hillside, IL		(h)	691	2,764	(3)	14		688	2,778	3,466	(22)	1949/1974	2004	(f	)
370 Carol Lane Elmhurst, IL		(h)	680	2,721		24		680	2,745	3,425	(22)	1977/2001	2004	(f	)
11039 Gage Avenue Franklin Park, IL		(h)	312	1,247		24		312	1,271	1,583	(10)	1964/1995	2004	(f	)
11045 Gage Avenue Franklin Park, IL		(h)	1,193	4,771		60		1,193	4,831	6,024	(38)	1969	2004	(f	)
1543 Abbott Drive Wheeling, IL			325	1,301		30		325	1,331	1,656	(11)	1989	2004	(f	)
555 Kirk St. Charles, IL			554	2,216		22		554	2,238	2,792	(18)	1990	2004	(f	)

					Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
			Initial Costs
Description	Encumbrances(e)		Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
1455 Sequoia Aurora, IL			1,964	7,858		30		1,964	7,888	9,852	(63)	2000	2004	(f	)
425 East Algonquin Road Arlington Heights, IL			2,404	9,615	(1)	(52)		2,403	9,563	11,966	(76)	1979	2004	(f	)
200 Mitchell Court Addison, IL			1,404	5,615		22		1,404	5,637	7,041	(45)	1981	2004	(f	)
550 Kehoe Carol Stream, IL		(i)	666	2,662		60		666	2,722	3,388	(14)	1996	2004	(f	)
4300 Madison Hillside, IL		(i)	1,246	4,986		60		1,246	5,046	6,292	(27)	1980	2004	(f	)
343 Carol Lane Elmhurst, IL		(i)	272	1,087		60		272	1,147	1,419	(6)	1989	2004	(f	)
388 Carol Lane Elmhurst, IL		(i)	589	2,357		60		589	2,417	3,006	(13)	1976/1978/2001	2004	(f	)
342-46 Carol Lane Elmhurst, IL		(i)	865	3,461		60		865	3,521	4,386	(18)	1989	2004	(f	)
4000 Commervcial Blvd Northbrook, IL			2,040	8,161		67		2,040	8,228	10,268	(22)	1976/1988	2004	(f	)
2200 Busse Road Elk Grove Village, IL			4,491	14,045		21		4,491	14,066	18,557	0	1972/1987	2004	(f	)
80 Scott Street Elk Grove Village, IL			181	725		29		181	754	935	(2)	1959/1973	2004	(f	)
160 Scott Street Elk Grove Village, IL			201	805		30		201	835	1,036	(2)	1960/1969	2004	(f	)
200 Scott Street Elk Grove Village, IL			141	564		30		141	594	735	(2)	1979	2004	(f	)
230 Scott Street Elk Grove Village, IL			201	805		27		201	832	1,033	(2)	1962/1966	2004	(f	)
One Wildlife Way Long Grove, IL			1,024	4,097				1,024	4,097	5,121	(11)	1978/1982/1994	2004	(f	)
515 Express Center Drive Chicago, IL			1,097	7,060		393	110	1,097	7,563	8,660	(1,875)	1997	1997	(f	)
517 Express Center Drive Chicago, IL			1,683	10,500		1,118	96	1,683	11,714	13,397	(3,084)	1997	1997	(f	)
516 Express Center Drive Chicago, IL			1,618	6,287		5,232	328	1,618	11,847	13,465	(2,888)	1999	1999	(f	)
514 Express Center Drive Chicago, IL			2,603	12,117		170	50	2,603	12,337	14,940	(2,144)	2000	1999	(f	)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
O'hare Express—C2 Chicago, IL		147		(147)	148			148	148	(3)			(f	)
11601 Touhy Avenue Chicago, IL			11,523		1,536	15		13,074	13,074	(417)	2004	2004	(f	)
899 Upper Express Drive Chicago, IL			4,388		441			4,829	4,829	(44)	2004	2004	(f	)
21561 Mississippi Street Elwood, IL		2,382	9,791	297	186	20	2,679	9,997	12,676	(270)	2004	2004	(f	)
26416-26634 CenterPoint Dr Elwood, IL		4,728	18,259	219	4,297	264	4,947	22,820	27,767	(345)	2004	2004	(f	)
2800 Henkle Drive Lebanon, OH		4	4,061	(4)	70			4,131	4,131	(749)	1994/1995/1997	2000	(f	)
1 North Bridge Street Gary, IN		593	1,817	590	2,358		1,183	4,175	5,358	(569)	1967/1989/1994	1999	(f	)
588 Lakeview Parkway Vernon Hills, IL		354	1,415		28		354	1,443	1,797	(30)	1990	2004	(f	)
900 Corporate Grove Drive Buffalo Grove, IL		765	3,061		1,589		765	4,650	5,415	(53)	1985	2004	(f	)
123 Scott Street Elk Grove Village, IL		201	805		36		201	841	1,042	(2)	1965	2004	(f	)
1601 Pratt Avenue Elk Grove Village, IL		600	2,400		7		600	2,407	3,007	(6)	1963/1978/1993	2004	(f	)

Land held for development:
1800 Bruning Drive Itasca, IL		1,999	7,995	(1,193)	(7,995)		806		806		1975/1978	1996	(f	)
5480 W. 70th Bedford Park, IL		475		3			478		478
Caterpiller Land Joliet, IL		3,579					3,579		3,579
14.78 Acres Diehl Road Naperville, IL		3,107		78			3,185		3,185
Prime Vacant Land East Chicago, IL		118					118		118
BNSF Naperville Land Naperville, IL		13,777		(7,046)			6,731		6,731

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
BNSF Montgomery Land Montgomery, IL		5,186					5,186		5,186
Prime Land held for development Aurora, IL		9,474					9,474		9,474
Prime Land held for development Batavia, IL		2,464					2,464		2,464
Prime Land held for development DeKalb, IL		1,199					1,199		1,199
Creek Side Land held for development Oak Creek, WI		1,377					1,377		1,377

Construction in progress:
First Avenue & Joliet Road McCook, IL					41,535	2,242		43,777	43,777
21837-41 W. Mississippi Elwood, IL					15,952	197		16,149	16,149
1400 Busse Highway Elk Grove Village, IL					118	1		119	119
First Avenue & Joliet Rd (Keating) McCook, IL					184	1		185	185
O'Hare Express North—Infrastructure Chicago, IL					5,776	540		6,316	6,316
O'Hare Express North—Building #3 Chicago, IL					4,322	0		4,322	4,322
5650 CenterPoint Ct. Gurnee, IL					3,081	54		3,135	3,135
CenterPoint Intermodal Center Elwood, IL					54,704	21,887		76,591	76,591
Gurnee Spec Lot 5 Gurnee, IL					7	2		9	9
California & I-290 Expressway Chicago, IL					1,642	551		2,193	2,193
Offices of the management Company Oak Brook, IL		675	15,918	(525)	(3,957)	513	150	12,474	12,624	(8,969)			(f	)

Subtotals	$51,151	$241,493	$862,717	$(8,167)	$336,565	$28,953	$233,326	$1,228,235	$1,461,561	$(183,770)

				Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation In Latest Income Statement Is Computed
		Initial Costs
Description	Encumbrances(e)	Land	Buildings and Improvements(a)	Land	Buildings and Improvements	Carrying Costs(b)	Land	Buildings and Improvements	Total(c)(d)	Accumulated Depreciation	Date of Construction	Date Acquired
Real estate held for sale:
9714 S. Route 59 Naperville, IL		379	1,517		32		379	1,549	1,928	(278)	1988	1999	(f	)
8877 Union Center Road West Chester, OH		5,579	37,577		44		5,579	37,621	43,200	(6,569)	1999	2000	(f	)
800 Hilltop Drive Itasca, IL		396	1,585		461		396	2,046	2,442	(144)	1968	2002	(f	)
755 Tri-State Parkway Gurnee, IL					4,273	77		4,350	4,350
605 Tri-State Parkway Gurnee, IL					8,710	91		8,801	8,801
BNSF Naperville Land Naperville, IL				6,939			6,939		6,939
East Avenue and 55th Street McCook, IL				1,691			1,691		1,691

Totals	$51,151	$247,847	$903,396	$463	$350,084	$29,122	$248,310	$1,282,602	$1,530,912	$(190,761)

Notes to Schedule III:

(a)
Initial cost for each respective property is the total acquisition costs associated with its purchase.

(b)
Carrying costs consist of capitalized construction period interest, taxes and insurance.

(c)
At December 31, 2004, the aggregate cost of land and buildings and equipment for Federal income tax purposes was approximately $1,279,340.

(d)
Reconciliation of real estate and accumulated depreciation, including assets held for development:

Reconciliation of Real Estate

	Year Ended December 31,
	2004	2003	2002
Balance at the beginning of year	$1,350,045	$1,267,741	$1,220,455
Additions	393,922	193,451	206,221
Impairment of asset	(937)		(1,228)
Dispositions and asset write-off	(212,118)	(111,147)	(157,707)

Balance at close of year	$1,530,912	$1,350,045	$1,267,741

Reconciliation of Accumulated Depreciation and Amortization

	Year Ended December 31,
	2004	2003	2002
Balance at beginning of year	$170,756	$143,587	$120,223
Depreciation and amortization	36,322	33,512	31,314
Dispositions and asset write-off	(16,317)	(6,343)	(7,950)

Balance at close of year	$190,761	$170,756	$143,587

(e)
See description of encumbrances in Note 9 to Consolidated Financial Statements.

(f)
Depreciation is computed based upon the following estimated lives:

Buildings, improvements and carrying costs	31.5 to 40 years
Land improvements	15 years
Furniture, fixtures and equipment	4 to 15 years
(g)
These four properties collateralize $12,530 of mortgage notes payable.

(h)
These eight properties collateralize $14,499 of mortgage notes payable.

(i)
These six properties collateralize $15,136 of mortgage notes payable.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 2. Properties.
  The Company's Other Properties and Investments
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
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
CENTERPOINT PROPERTIES TRUST INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Report of Independent Registered Public Accounting Firm
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
CENTERPOINT PROPERTIES TRUST VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
Schedule III CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2004