Form 10-Q
period 2005-03-31
CENTERPOINT PROPERTIES TRUST
filed 2005-05-09
CIK 912893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

Indicate the number of Common Shares of Beneficial Interest outstanding as of May 6, 2005:  49,242,296.

TABLE OF CONTENTS

Part I. Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 6.	Exhibits

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	March 31, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$255,018	$233,326
Buildings	907,847	881,328
Building Improvements	159,774	167,982
Furniture, fixtures and equipment	26,293	26,130
Construction in progress	150,686	152,795
	1,499,618	1,461,561
Less accumulated depreciation and amortization	(185,271)	(183,770)
Real estate held for sale, net of depreciation	83,525	62,360
Net investment in real estate	1,397,872	1,340,151

Cash and cash equivalents	2,538	1,496
Restricted cash and cash equivalents	43,011	79,297
Tenant accounts receivable, net	30,953	36,949
Mortgage and other notes receivable	14,497	75,089
Investments in and advances to affiliates	8,902	14,202
Prepaid expenses and other assets	17,693	16,694
Deferred expenses, net	42,286	34,613
	$1,557,752	$1,598,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable and other debt	$99,101	$73,109
Senior unsecured debt	550,000	550,000
Tax-exempt debt	142,150	118,900
Line of credit	44,200	131,500
Preferred dividends payable	1,598	254
Accounts payable	16,538	18,778
Accrued expenses	73,772	86,762
Rents received in advance and security deposits	12,665	12,224
	940,024	991,527

Commitments and contingencies

Shareholders’ equity
Series B Convertible Preferred Shares, 275,372 and 292,650 issued and outstanding, respectively, having a liquidation preference of $50 per share ($13,769 and $14,633, respectively)	1	1
Series D Flexible Cumulative Redeemable Preferred Shares, 100,000 outstanding for both periods presented having a liquidation preference of $1,000 per share ($100,000)	1	1
Common shares of beneficial interest, $.001 par value, 120,000,000 shares authorized; 49,148,090 and 48,900,040 issued and outstanding, respectively	49	49
Additional paid-in-capital	651,693	644,674
Accumulated deficit	(13,224)	(22,031)
Accumulated other comprehensive loss	(6,213)	(6,532)
Unearned compensation - restricted shares	(14,579)	(9,198)
Total shareholders’ equity	617,728	606,964
	$1,557,752	$1,598,491

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Revenues:
Minimum rents	$31,600	$24,718
Straight line rents	716	741
Expense reimbursements	10,977	8,019
Mortgage interest income	425	378
Real estate fee income	5,130	1,232
Total revenue	48,848	35,088

Expenses:
Real estate taxes	10,350	7,562
Property operating and leasing	9,980	6,435
General and administrative	2,837	1,922
Depreciation and amortization	11,455	8,432
Impairment of asset	694	—
Total expenses	35,316	24,351

Other income / (expense)
Interest income	239	486
Interest expense	(8,432)	(7,785)
Amortization of deferred financing costs	(1,002)	(865)
Total other income / (expense)	(9,195)	(8,164)

Income from continuing operations before income taxes and equity in net income of affiliate	4,337	2,573
Income tax benefit	831	129
Equity in net income of affiliate	366	621
Gain from sale of equity interest	—	5,851

Income from continuing operations	5,534	9,174

Discontinued operations:
Gain on sale, net of tax	25,048	6,573
Income from operations of sold properties, net of tax	805	4,608

Net income	31,387	20,355
Preferred dividends	(1,604)	(887)

Net income available to common shareholders	$29,783	$19,468

Basic EPS:
Income available to common shareholders from continuing operations	$0.08	$0.18
Discontinued operations	0.53	0.24
Net income available to common shareholders	$0.61	$0.42

Diluted EPS:
Income available to common shareholders from continuing operations	$0.08	$0.17
Discontinued operations	0.51	0.23
Net income available to common shareholders	$0.59	$0.40

Distributions per common share	$0.43	$0.39

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004

Net income	$31,387	$20,355

Other comprehensive income:
Amortization of interest rate protection agreements	319	257

Comprehensive income	$31,706	$20,612

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net Income	$31,387	$20,355
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	(694)	—
Bad debts	250	150
Depreciation	9,581	9,177
Amortization of deferred financing costs	1,002	865
Other amortization	2,495	1,252
Straight-line rents	(793)	(1,051)
Incentive stock awards	409	399
Equity in net income of affiliates	(366)	(621)
Distributions received from affiliates	366	621
Gain on sale of equity interest	—	(5,851)
Gain on disposal of real estate, net of tax	(25,048)	(6,573)
Net changes in:
Tenant accounts receivable	1,367	(1,623)
Prepaid expenses and other assets	(1,434)	(3,579)
Rents received in advance and security deposits	581	1,660
Accounts payable and accrued expenses	(17,675)	(13,488)
Net cash provided by operating activities	1,428	1,693

Cash flows from investing activities:
Change in restricted cash and cash equivalents	36,495	2,128
Acquisition of real estate	(84,438)	(26,433)
Additions to construction in progress	(21,608)	(28,151)
Improvements and additions to properties	(7,423)	(6,283)
Proceeds from sale of real estate	95,612	19,289
Proceeds from sale of equity interest	—	38,319
Change in deposits on acquisitions	362	(615)
Repayment of mortgage and other notes receivable	60,633	27,262
Investment in and advances to affiliates	5,300	(3,039)
Receivables from affiliates and employees	26	44
Additions to deferred expenses	(259)	(924)
Net cash provided by investing activities	84,700	21,597

Cash flows from financing activities:
Proceeds from sale of common shares	1,219	1,021
Proceeds from issuance of mortgage notes payable and other debt	—	42,023
Proceeds from issuance of tax exempt bonds	22,966	—
Proceeds from line of credit	82,000	163,000
Repayment of line of credit	(169,300)	(109,000)
Repayment of mortgage notes payable and other debt	(735)	(321)
Repayment of senior unsecured debt	—	(100,000)
Distributions - Common	(20,976)	(18,286)
Distributions - Preferred	(260)	(887)
Net cash used in financing activities	(85,086)	(22,450)
Net change in cash and cash equivalents	1,042	840
Cash and cash equivalents, beginning of period	1,496	231

Cash and cash equivalents, end of period	$2,538	$1,071

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for share data)

(UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust (“CenterPoint”), and its subsidiaries (collectively with CenterPoint, the “Company”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the December 31, 2004 Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the December 31, 2004 Audited Financial Statements included in the Company’s annual report on Form 10-K and present interim disclosures as required by the SEC.  The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the interim financial statements.

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

1.             Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

Restricted Share Grants

Under the terms of the CenterPoint Properties Trust 2003 Omnibus Employee Retention and Incentive Plan (the “2003 Plan”), employees were granted restricted shares as follows:

Date	Number of Restricted Shares	Grant Price
March 8, 2005	128,758	$44.99

	Number of Restricted Share Equivalents
March 8, 2005	21,603	$44.99

The 2005 restricted share grants were awarded in the name of the participants, each of whom have all rights of other common shareholders, subject to certain restrictions and forfeiture provisions.  Unearned compensation was recorded at the date of award based on the market value of the shares.

The 2005 restricted share equivalents were awarded in the name of the participants, each having dividend equivalent rights equal to dividends paid to common shareholders.  Upon vesting, under the terms of the share equivalent agreements, the participants will receive cash equal to the number of equivalents held multiplied by the closing price of the Company’s stock on the day the equivalents vest.  The Company is using variable-plan-accounting treatment for these share equivalents.  Changes in the quoted market value of the Company’s shares between the date of grant and each balance sheet date result in a change in the measure of compensation expense for the share equivalents.  The dividend equivalent is recorded as compensation expense in the period the dividend is declared.

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

In addition to the restricted shares granted in 2005 that are described above, as of March 31, 2005 the Company had the following unvested, restricted share grants outstanding at the following grant prices:

Original Issue Date	Number of Shares	Grant Price

2000 Plan
March 7, 2003	223,154	$28.15
March 25, 2003	400	$29.19
May 15, 2003	2,042	$30.05

2003 Plan
Restricted Shares
May 16, 2003	902	$30.28
March 2, 2004	113,272	$39.50
June 18, 2004	7,600	$37.49
Restricted Share Equivalents
March 2, 2004	21,676	$39.50

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

Share Options Outstanding

During 2005, under the terms of the 2003 Plan, the Company issued options for common shares that are exercisable per the plan as follows:

Date	Number of Options	Exercise Price
March 8, 2005	825,930	$44.99

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended March 31,
	2005	2004

Net income available to common shareholders, as reported	$29,783	$19,468
Add: share based employee compensation expense	794	399
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,415)	(902)

Pro forma net income available to common shareholders	$29,162	$18,965

Per share net income available to common shareholders
Basic - as reported	$0.61	$0.42
Basic - pro forma	$0.60	0.41

Diluted - as reported	$0.59	$0.40
Diluted - pro forma	$0.56	$0.38

Preferred Shares

In the first three months of 2005, the Company received notices of conversion for 17,278 shares of its 7.50% Series B Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”), which were converted into 39,708 common shares.

2.             Acquisition and Disposition of Real Estate

In the first three months of 2005, the Company acquired nine operating warehouse properties and an improved land parcel for an aggregate cost of approximately $112.9 million.  The Company also completed the development of one project.

In addition, the Company disposed of eight warehouse properties for aggregate sales proceeds of approximately $95.6 million.

For properties acquired during 2005, the Company allocated $9.2 million of acquisition costs to lease value and $1.3 million to customer value, both of which are included in deferred expenses, net on the balance sheets.

3.             Impairment of Assets, Discontinued Operations and Assets Held for Sale

As of March 31, 2005, the Company classified five operating warehouse properties, four developments and four land parcels in various stages of development held for sale.  All of these properties were under contract for sale as of the period end.  The carrying value of one of the operating properties, 2601 Bonds Street, University Park, Illinois, was greater than the expected net sales proceeds, therefore, the Company recorded a $0.7 million impairment.  The decline in value was attributable to weak market conditions in the submarket, and the Company’s long-term plan for the property was revised in the first quarter of 2005 upon the receipt of interest from a prospective buyer.

The Company’s results of operations include the operating results of both properties disposed and properties held for future sale.  For the periods presented, the Company included all of the results of operations from the 42 operating properties disposed since January 1, 2004 and the five operating properties held for sale as of March 31, 2005 in income from operations of sold properties, net of tax, under discontinued operations.  The following table summarizes certain information regarding the disposed operating properties and the assets held for sale as of March 31, 2005:

	Three Months Ended March 31,
	2005	2004

Discontinued operations:
Total revenues	$2,483	$9,160
Operating expenses and income taxes	(1,678)	(4,552)

Income from discontinued operations, net of tax	$805	$4,608

4.             Investment in and Advances to Affiliates

The Company accounts for its investments in affiliates using the equity method whereby its cost of investment is adjusted for its share of equity in net income or loss from the date of acquisition and reduced by distributions received.

The Company has applied the principles of FIN 46R to its equity investees and the Company believes that CenterPoint Venture, LLC (“CenterPoint Venture”) and Chicago Manufacturing Campus, LLC (“CMC”) are not variable interest entities.  The Company believes Rochelle Development Joint Venture, LLC (“Rochelle JV”) is a variable interest entity, but has determined that our venture partner is the primary beneficiary because it is expected to bear the majority of the expected losses.

The Company has therefore applied the equity method to all of these investments.  The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.

CenterPoint Venture, LLC

In the first quarter of 2005, CenterPoint Venture sold four buildings totaling 506,022 square feet (unaudited), located in Crystal Lake, IL.  The assets were sold to a partnership between a local private investor and an institutional investor.

In 2000, CenterPoint Realty Services (“CRS”), the Company’s wholly-owned taxable REIT subsidiary, paid $1.8 million in syndication fees relating to CenterPoint Venture and is amortizing these fees on a straight-line basis through June 2012, the term of the venture.  Amortization of syndication fees of $0.02 million and $0.06 million for the three months ended March 31, 2005 and 2004, respectively, is included in equity in net income of affiliates.  Unamortized syndication fees of $0.6 million are included in investments in and advances to affiliates as of March 31, 2005.

Summarized financial information for CenterPoint Venture is shown below.

Balance Sheet

	March 31, 2005	December 31, 2004

Assets
Net investment in real estate	$124,295	$142,148
Other assets	5,857	13,035
Total assets	$130,152	$155,183

Liabilities
Secured line of credit	$76,500	$88,500
Other liabilities	10,778	15,879
Minority interest	18,873	18,868
Total liabilities	106,151	123,247

Members’ equity	24,001	31,936

Total liabilities and members’ equity	$130,152	$155,183

Statement of Operations

	Three Months Ended March 31,
	2005	2004

Rental revenue	$1,621	$805

Expenses
Property, operating and leasing	971	419
Depreciation and amortization	549	247
Interest expense:
Interest incurred, net	678	266
Amortization of deferred financing costs	56	142
Total expenses	2,254	1,074

Income from continuing operations	(633)	(269)

Discontinued operations:
Gain on sale	1,903	4
Income from operations	(40)	706
Minority interest allocable to discontinued operations	75	—

Net income	$1,305	$441

At March 31, 2005, CenterPoint Venture owned 12 warehouse/industrial properties, totaling 1.3 million square feet (unaudited), which were 75.6% leased (unaudited).

During the first three months of 2005 and 2004, the Company earned fees from CenterPoint Venture for acquisitions, administrative services and property management services of $0.1 million and $0.1 million, respectively.  At both March 31, 2005 and December 31, 2004, the Company had a $0.1 million receivable for these fees.

Chicago Manufacturing Campus, LLC

On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Motor Land Development Corporation (“Ford Land”) to develop Ford Motor Company’s new automotive supplier manufacturing campus located on Chicago’s southeast side.  CMC was initially owned 51% by CenterPoint and 49% by Ford Land.  The park occupies a 155-acre former brownfield site located approximately one-half mile from Ford Motor Company’s Chicago Assembly Plant, near the intersection of 126th Street and Torrence Avenue.  Site preparation and construction of four buildings, or 1.6 million square feet, was completed in the third quarter of 2003.

On March 3, 2004, CenterPoint and Ford Land sold 90% of their respective interests in CMC to CalEast CMC Holding, LLC, a subsidiary of CalEast Industrial Investors LLC.  The remaining 10% of CenterPoint’s and Ford Land’s interests were sold to CalEast CMC Holding LLC on December 14, 2004.

Summarized financial information for CMC is shown below.  The balance sheets as of December 31, 2004 and March 31, 2005 and the statement of operations for the three months ended March 31, 2005 have been excluded due to the sale of the Company’s interest in 2004.

For the Three Months Ended
March 31, 2004

Revenues:
Minimum rents	$1,792
Straight line rents	191
Expense reimbursements	723
Total revenue	2,706

Expenses
Real estate taxes	$478
Property operating and leasing	279
General and administrative	2
Depreciation and amortization	604
Total expenses	1,363

Operating income	1,343

Interest Income	8

Net income	$1,351

Rochelle Development Joint Venture, LLC

Rochelle JV, a joint venture between CRS and Highway 38 Investors LLC (managed by UBS Realty Investors, LLC), was formed in December 2004 to develop and sell completed leased buildings or to develop facilities to be owned by users at CenterPoint Intermodal Center - Rochelle, a 362-acre industrial park located less than one mile from the Union Pacific’s 1,230-acre intermodal facility (developed by CenterPoint).  In the first quarter of 2005, UBS Realty Investors purchased a 400,000-square-foot build-to-suit facility completed by the Company pursuant to the limited liability company agreement.

The Company has considered FIN 46R as it relates to the joint venture.  The Company believes that the Rochelle JV is a variable interest entity, but has determined that UBS Realty Investors is the primary beneficiary because it is expected to bear the majority of the expected losses.  Accordingly, the Company accounts for its investment in this joint venture using the equity method of accounting.  The Company’s maximum exposure to loss as of March 31, 2005 was $2.1 million.

Summarized financial information for Rochelle JV is shown below:

Balance Sheet

	March 31, 2005	December 31, 2004

Assets
Net investment in real estate	$10,034	$19,377
Other assets	242	183
Total assets	$10,276	$19,560

Liabilities
Secured line of credit	$10,326	$17,815
Other liabilities	1,092	2,929
Total liabilities	11,418	20,744
Retained Earnings	(1,142)	(1,184)
Total liabilities and retained earnings	$10,276	$19,560

Statement of Operations

For the Three Months Ended
March 31, 2005

Revenues:
Rental revenue	$235

Expenses
Operating costs	124
Interest incurred	69
193

Operating income	42

Net income	$42

5.             Supplemental Information to Statements of Cash Flows (in thousands)

Supplemental disclosures of cash flow information for the three months ended March 31, 2005 and 2004:

	2005	2004

Interest paid, net of interest capitalized	$12,574	$12,445
Interest capitalized	2,123	1,918
Income taxes paid	52	714
Dividends declared, not paid	1,344	—

In conjunction with the acquisition of real estate, for the three months ended March 31, 2005 and 2004, the Company acquired the following assets and assumed the following liability amounts:

	2005	2004

Purchase of real estate	$(112,885)	$(27,348)
Mortgage notes payable	26,727	—
Liabilities, net of other assets	1,720	915
Acquisition of real estate	$(84,438)	$(26,433)

In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the three months ended March 31, 2005 and 2004:

	2005	2004

Disposal of real estate	$87,512	$27,784
Recognition of TIF developer notes receivable	—	(146)
Mortgage financing provided to buyers	—	(9,053)
Liabilities, net of other assets	8,100	704
Disposition of real estate	$95,612	$19,289

6.             Mortgage and Other Notes Receivable

On January 21, 2005, the Company received payment in full for principal and interest on one of its mortgage loans of $60.6 million.

7.             Mortgage Notes Payable and Other Debt

On January 4, 2005, the Company marketed $23.3 million in tax-exempt bonds, issued by the City of Chicago, Illinois.  These adjustable rate revenue bonds are enhanced by a letter of credit.  These bonds were acquired by the Company at the time of the portfolio acquisition from Prime Group Realty Trust, completed in October 2004.  They had been issued but unmarketed by Prime Group Realty Trust.  The bonds bear interest at a weekly adjustable interest rate as determined by the remarketing agent (2.4% as of March 31, 2005) and terminate on June 1, 2022.

In conjunction with the purchase of $95.3 million in properties from HSA Commercial Real Estate, as representative of various partnerships and joint ventures, the Company assumed two mortgages totaling $25.3 million.  The first mortgage note was collateralized by a pool of two properties, bearing interest at a face rate of 7.78% and terminating in August 2010.  The second mortgage note was collateralized by one property, bearing interest at a face rate of 7.0% and terminating in August 2009.  As part of the acquisition, the Company recognized a $1.6 million mortgage premium due to the interest rates being higher than market, 5.5%.  The mortgage premium is included in the mortgage notes payable balance in the Company’s consolidated balance sheet and will be amortized over the term of the loans.

8.             Income Taxes

The components of income tax benefit (expense) for the periods presented are as follows:

	Three Months Ended March 31,
	2005	2004

Current:
Federal	$(435)	$128
State	(101)	30
Deferred:
Federal	989	5
State	229	1
	$682	$164

The provision for income taxes for the three months ended March 31, 2005 and 2004 reconcile to the Company’s components of income tax expense for the periods presented as follows:

	Three Months Ended March 31,
	2005	2004

Tax benefit associated with income from operations on sold properties which is included in discontinued operations	$5	$35

Tax expense associated with gains and losses on the sale of real estate which is included in discontinued operations	(154)	—

Other income tax benefit	831	129
Income tax benefit	$682	$164

The actual tax expense differs from the statutory income tax expense for the periods presented as follows:

	Three Months Ended March 31,
	2005	2004

Tax benefit at federal rate	$591	$107
State tax benefit, net of federal benefit	84	20
Tax exempt interest, at federal rate	—	61
Disallowed interest, at federal rate	—	(24)
Other	7	—
	$682	$164

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

The Company has entered into contracts for the acquisition and disposition of properties, including the contracts to sell of $392.7 million of properties discussed further in Note 11.  Each acquisition transaction is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the projects.

As of March 31, 2005, the Company has two properties subject to purchase options.  The property located at 343 Carol Lane, Elmhurst, Illinois is subject to a purchase option exercisable on February 1, 2008.  The tenant has exercised this option and the purchase price is $1.5 million.  The property located at 800 Albion Avenue, Schaumburg, Illinois is subject to a purchase option for $8.0 million, exercisable on December 31, 2005.  For both of these option agreements, the option price exceeds the Company’s current net book value for the property.

10.          Earnings Per Common Share

The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except for share data)
Numerators:

Income from continuing operations	$5,534	$9,174
Dividend on preferred shares	(1,604)	(887)
Income available to common shareholders from continuing operations - for basic and diluted EPS	$3,930	$8,287

Discontinued operations:
Gain on sale, net of tax	25,048	6,573
Income from operations of sold properties, net of tax	805	4,608
Discontinued operations - for basic and diluted EPS	$25,853	$11,181

Net income available to common shareholders - for basic and diluted EPS	$29,783	$19,468

Denominators:

Weighted average common shares outstanding - for basic EPS	48,683,418	46,424,566
Effect of share options and grants	1,656,671	1,865,636
Weighted average common shares outstanding - for diluted EPS	50,340,089	48,290,202

Basic EPS:
Income available to common shareholders from continuing operations	$0.08	$0.18
Discontinued operations	0.53	0.24
Net income available to common shareholders	$0.61	$0.42

Diluted EPS:
Income available to common shareholders from continuing operations	$0.08	$0.17
Discontinued operations	0.51	0.23
Net income available to common shareholders	$0.59	$0.40

The assumed conversion of the remaining convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the periods presented, would be anti-dilutive.

11.          Subsequent Event

The Company paid off its outstanding $100.0 million aggregate principal amount of senior unsecured notes, which were bearing interest at a rate of 6.75%, on April 1, 2005, the maturity date of the notes.

CenterPoint entered into a series of contracts on April 6, 2005 to sell a portfolio of industrial assets for $392.7 million to a new venture between the Company and the JF US Industrial Trust, a property trust to be listed on the Australian Stock Exchange and managed by James Fielding Funds Management Limited, which is part of the Mirvac Group. CenterPoint will have a 5% interest in the venture and will manage the portfolio for fees. The portfolio consists of 41 industrial buildings totaling approximately 10.1 million square feet located in various markets throughout metropolitan Chicago.  The sale is scheduled to close in phases over four quarters, in approximately equal amounts each quarter.

The Company instituted a $100.0 million share repurchase program, announced on May 19, 2004.  Using this program, the Company purchased $16.9 million or 417,000 of its common shares in a series of transactions from April 21, 2005 to May 2, 2005 at an average purchase price of $40.63.  The Company did not purchase any of its common shares in the three months ended March 31, 2005.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the historical operating results of the Company.  The discussion should be read in conjunction with the Company’s Form 10-K filed for the fiscal year ended December 31, 2004 and the unaudited financial statements presented with this Form 10-Q.

Executive Summary

The Company achieved earnings expectations in the first quarter 2005.  Year-over-year per share net income grew 47.5%. The Company’s first quarter activity is highlighted below (unaudited):

•              Investment Activity – During the first quarter of 2005, the Company acquired or completed construction on investments totaling $118.7 million.  The Company and its affiliates had eight developments under construction totaling 2.2 million square feet or $112.2 million at the end of the quarter.

•              Leasing Ahead of Plan – As of March 31, 2005, the Company had renewed, replaced or sold 46.0% of all of its 2005 expiring leases, ahead of budgeted expectations.  Vacancy remained high compared to historical levels, but was lower than expected.

•              Disposition Activity – In the first quarter of 2005, the Company completed $95.4 million of dispositions, in line with its expectations.  Subsequent to the end of the first quarter, the Company entered into a contract to sell a $392.7 million portfolio of industrial assets to a new venture that was created between the Company and JF US Industrial Trust, a property trust to be listed on the Austrailian Stock Exchange and managed by James Fielding Funds Management Limited.  This contracted sale is scheduled to close in four phases over the next four quarters.

The Company remains on track to attain our investment, operations and earnings goals for 2005.

Results of Operations

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004.

Revenues

Total revenues increased $13.8 million or 39.2% over the same period last year due to revenue from a full period of 2004 investments, revenue from a partial period of 2005 investments and the recovery of a portion of the Company’s claim in connection with the bankruptcy of HALO Industries, Inc. (“HALO”).

In the first quarter of 2005, 89.5% of total revenues of the Company were derived primarily from minimum rents, straight-line rents, expense reimbursements and mortgage interest income (“operating and investment revenue”), pursuant to the terms of tenant leases and mortgages for occupied space at warehouse and other industrial properties.  In the first quarter of 2004, operating and investment revenue as a percentage of total revenues was 96.5%.  This percentage decreased in part as a result of the HALO bankruptcy recovery recorded in the first quarter of 2005 which was included in real estate fee income.

Operating and investment revenue increased $9.9 million due to a full period of earnings from 2004 investments and a partial period of earnings from 2005 investments.  The Company’s occupancy rate on in-service properties dipped slightly to 88.0% (unaudited) in 2005, compared to 92.0% (unaudited) a year ago.

Real estate fee income increased $3.9 million mainly due to the recovery of $7.9 million in connection with the bankruptcy proceedings relating to our lost revenue claim against HALO.  The Company’s recovery exceeded its previously accrued $3.1 million receivable balance, therefore, revenue was recorded for the difference.

Operating and Nonoperating Expenses

Real estate tax expense and property operating and leasing (“POL”) expense, combined, increased by $6.3 million from year to year.  Real estate taxes increased by $2.8 million due mainly to a full period of taxes on 2004 investments and a partial period of taxes on 2005 investments.  The following is a breakdown of the composition of the Company’s POL costs.

	Three Months Ended March 31,
	2005	2004

Property operating	$6,441	$3,093
includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs

Property management	1,194	1,527
includes property management and portfolio construction department

Asset management	2,345	1,815
includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems

Total property operating and leasing	$9,980	$6,435

POL costs include operating costs for property management, investment and dispositions, accounting and information systems personnel, consistent with the Company’s active portfolio management and investment focus.  Property operating costs increased when comparing the first quarter of 2005 to 2004 due to a full period of expenses on 2004 investments and a partial period of expenses on 2005 investments.  These costs include operating costs on the properties for snow plowing, utilities, landscaping and other common area maintenance.  The remainder of the increase in POL costs was due to increased payroll and related costs.

General and administrative expenses increased by $0.9 million due mainly to increased legal, internal and external audit costs relating to compliance with the Sarbanes-Oxley Act of 2002, including internal control requirements, as well as increased payroll and related costs.

Depreciation and amortization increased $3.0 million when comparing 2005 and 2004 due to a full period of depreciation and amortization on 2004 investments and a partial period of depreciation on 2005 investments.

In 2005, an impairment of asset was recorded upon the execution of a contract to sell one operating property in University Park, Illinois, where the sales price was lower than the net book value of the property.  There was no comparable impairment in the first quarter of 2004.

Interest income decreased by $0.2 million when comparing periods due to lower notes receivable balances in 2005 compared to 2004.

Interest expense increased by $0.6 million over the same period last year despite lower average debt balances in 2005 when compared to 2004 ($834.4 million in 2005 compared to $836.5 million in 2004).  In 2005, the Company’s weighted average interest rate, including financing costs, was 5.4% compared to 4.2% in 2004, causing the variance in expense.

Amortization of deferred financing costs increased $0.1 million due to the amortization of financing costs on the $150.0 million senior unsecured notes issued in the third quarter of 2004 and the associated hedge settlement.

The Company recorded a benefit of $0.8 million and $0.1 million from income taxes because of net earnings losses recorded on its taxable REIT subsidiary in the first quarter of 2005 and 2004, respectively.  The Company’s taxable REIT subsidiary incurred losses in both periods due to incurring overhead costs higher than its revenues because of vacancies on operating properties and lower investment and disposition activity at the subsidiary level.

Equity in net income of affiliates decreased $0.3 million when comparing periods, due to lower income in 2005 from non-consolidated ventures.  In 2004, the Company sold its interest in CMC, which reduced 2005 equity in affiliate earnings.  The Company’s new venture activity in late 2004 and early 2005 is largely under development.

As mentioned above, the Company recorded a $5.9 million gain upon the sale of 90% of its equity interest in CMC in the first quarter of 2004.  There was no similar activity in 2005.

Gains on the sale of real estate from discontinued operations increased by $18.5 million due to the larger volume of sales and larger individual gains in 2005, compared to 2004.  For 2005, this category includes gains on the sale of eight operating properties sold in the first quarter of 2005 compared to six operating properties sold in the first quarter of 2004

Also, the 2005 net income from sold operating properties decreased by $3.8 million when compared to 2004 because the prior year’s numbers include the operations of all operating properties that were sold prior to 2005, so such properties had no operations in 2005.

Preferred dividends increased $0.7 million in the first quarter of 2005 due mainly to accrued dividends on the $100.0 million of Series D Flexible Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) issued in December 2004.

Net Income

Net income available to common shareholders increased $10.3 million or 53.0% due mainly to increased earnings on a full period of 2004 and a partial period of 2005 investments (which increased operating revenues greater than property operating expenses) and increased gains associated with a higher volume of property dispositions and gains in 2005.

Liquidity and Capital Resources

Operating and Investment Cash Flow

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital issuances, have been used to fund, on a long term basis, acquisitions and other capital costs.  However, in the first three months of 2005, cash flow from operations provided only $1.4 million, which was short of the $21.2 million in preferred and common distributions.  This shortfall is consistent with prior years, including 2004, and excludes all gains on the sale of real estate and related assets, which are a large portion of the Company’s earnings.  The Company expects the year’s operating cash flow and earnings from property dispositions to be sufficient to fund distributions and a significant portion of future investment activities.

For the first three months of 2005, the Company’s investment activities included acquisitions of $84.4 million, advances for construction in progress of $21.6 million and additions to properties of $7.4 million.  These activities were funded with proceeds from the disposition of real estate of $95.6 million and repayment of mortgage and notes receivable of $60.6 million.  A portion of the excess funds were used to repay a portion of the Company’s line of credit.

Equity and Share Activity

During the first three months of 2005, the Company paid distributions on common shares of $21.0 million or $0.43 per share.  Also in 2005 the Company paid dividends on the Series B Preferred Shares of $0.3 million or $0.94 per share.  Finally, the Company accrued $1.3 million in dividends on the Series D Preferred Shares, equivalent to $13.44 per share.  The following factors, among others, will affect the future availability of funds for distribution:  (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company’s unsecured line of credit (such as the requirement to distribute no more than 90% of the Company’s funds from operations) and (iv) the terms of future debt agreements.

Debt Capacity

The Company seeks to maintain debt capacity substantially in excess of anticipated requirements, considering all available funding sources.  At March 31, 2005, the Company’s debt constituted approximately 28.2% of its total market capitalization of $3.0 billion.  Also at March 31, 2005, the Company’s common equity market capitalization at this time was approximately $2.0 billion.

Liquidity

The Company believes it has liquidity and capital resources available to meet its current needs.  In addition to its line of credit, the Company supplements internally generated funds from disposition activities and retained cash flow with proceeds from long term financings.  The following transactions were concluded in the first three months of 2005:

•              On January 4, 2005, the Company marketed $23.3 million in tax-exempt bonds, issued by the City of Chicago, Illinois.  These adjustable rate revenue bonds are enhanced by a letter of credit.  These bonds were acquired by the Company at the time of the portfolio acquisition from Prime Group Realty Trust, completed in October, 2004.  The bonds were issued but not marketed by Prime Group Realty Trust prior to the acquisition.  The bonds bear interest at a weekly adjustable interest rate as determined by the remarketing agent (2.4% as of March 31, 2005) and terminate on June 1, 2022.

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

•              The Company’s ability to complete tenant related improvements for spaces in order to maintain favorable lease terms for which the tenant may not reimburse the Company.

•              The Company’s ability to fund building-related capital improvements necessary to maintain the useful life and enhance the utility of its properties.

•              Tenant financial difficulties which impair their ability to pay rent.

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

•              The Company’s concentration in the greater Chicago real estate market and its effect on tenants.

•              The market’s ability to absorb newly constructed space and market vacancies.

•              The Company’s ability to refinance its existing indebtedness with favorable terms.

•              The Company’s risks related to interest rate increases which are discussed in Item 3.

•              The Company’s effectiveness at controlling construction costs related to current and future developments in order to meet projected returns and leasing terms.

•              The Company’s ability to retain cash flows for its long-term capital needs, considering that, as a REIT, the Company must distribute 90% of its annual ordinary taxable income.

•              The Company’s ability to raise capital through the issuance of preferred shares, common shares or securities that are convertible into common shares at favorable terms if necessary.

Inflation

Inflation has not had a significant impact on the Company because of the relatively low inflation rates in the Company’s markets of operation during its relevant operating history.  Most of the Company’s leases require the tenant to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.  In addition, many of the leases are for remaining terms less than five years which may enable the Company to replace existing leases with new leases at higher base rental rates if rents of existing leases are below the then-existing market rate.

Subsequent Events

The Company paid off its outstanding $100.0 million senior unsecured notes, which were bearing interest at a rate of 6.75%, on April 1, 2005, upon maturity.

CenterPoint entered into a series of contracts on April 6, 2005 to sell a portfolio of industrial assets for $392.7 million to a new venture between the Company and the JF US Industrial Trust, a property trust to be listed on the Australian Stock Exchange and managed by James Fielding Funds Management Limited, which is part of the Mirvac Group. CenterPoint will have a 5% interest in the venture and will manage the portfolio for fees. The portfolio consists of 41 industrial buildings totaling approximately 10.1 million square feet located in various markets throughout metropolitan Chicago.  The sale is scheduled to close in phases over four quarters, in approximately equal amounts each quarter.

The Company instituted a $100.0 million share repurchase program, announced on May 19, 2004.  Using this program, the Company purchased $16.9 million or 417,000 of its common shares in a series of transactions from April 21, 2005 to May 2, 2005 at an average purchase price of $40.63.  The Company did not purchase any of its common shares in the three months ended March 31, 2005.

Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due.  The Company has excluded information on its purchase of maintenance services for its operating properties.  The maintenance agreements are not long-term in nature.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years
	(dollars in thousands)

Long-term debt obligations (1)	$996,311	$182,066	$75,226	$56,726	$682,293
Operating and lease obligations	—	—	—	—	—

Purchase obligations (2)	52,081	52,081	—	—	—
Long-term liabilities	—	—	—	—	—

Total	$1,048,392	$234,147	$75,226	$56,726	$682,293

(1)              The long-term debt obligations include both principal and interest amounts which are payable in the specified periods.

(2)              The purchase obligations include property development construction contracts outstanding as of March 31, 2005.

Off Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

Recent Pronouncements

FASB Statement Number 123(R) (Revised 2004), “Share-Based Payment” (“FAS 123R”) was issued on December 16, 2004.  FAS 123R requires companies to expense the fair value of employee stock options and other forms of stock based compensation.  As revised by the February 14, 2005 meeting of the Financial Accounting Standards Board, this pronouncement is now effective for annual periods beginning after June 15, 2005.  The Company plans to adopt the provisions of FAS 123R in 2006 using the modified prospective application method and expects that expenses related to stock options previously disclosed in the footnotes will be consistent with expenses recorded within the statement of operations on a prospective basis.  The Company does not anticipate any material changes in the volume or value of future stock compensation to employees and trustees.  Also, the Company is currently evaluating whether or not a cumulative catch-up adjustment will be necessary upon adoption to adjust the vesting period for restricted share grants.

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

At March 31, 2005, $186.4 million or 22.3% of the Company’s debt was variable rate debt and $649.1 million or 77.7% of the debt was fixed rate debt.  Based on the amount of variable debt outstanding as of March 31, 2005, a 10% increase or decrease in the Company’s interest rate on the Company’s variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.5 million per year.  A similar change in interest rates on the Company’s fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt.  An increase in interest rates would decrease the fair value of the Company’s fixed rate debt.

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

•      Uninsured losses or liabilities, including acts of terrorism, acts of war and earthquakes;

•      Ability to sell properties on terms as advantageous as past dispositions;

•      Ability to acquire properties that return yields consistent with past acquisitions;

•      Disruptions to our business and strain of management resources due to changes in our portfolio, operations in markets outside of our core market, or changes in management;

•      Geographic concentration in the greater Chicago industrial market and concentration on warehouse or other industrial properties;

•      Constraints on our business compelled by REIT laws, which may, for example, cause us to forego otherwise attractive opportunities, liquidate otherwise attractive investments, or require us to make distributions that require borrowing;

•      Penalties if we are unable to comply with REIT or other laws;

•      Risks specific to industrial property investments and development, including construction delays, cost overruns and receipt of governmental approvals;

•      Costs associated with projects that are not pursued to completion;

•      Changes or limitations in our ability to raise capital, which is dependent upon, among other things, our own financial structure and performance and the view of REITs in the market generally;

•      The costs of compliance with or liabilities under environmental laws;

•      Dependence on key personnel, the loss of which could adversely affect our financial condition and cash flow and could be negatively perceived in the capital markets;

•      Risks related to our corporate structure, including changes in law that affect REITs generally, restrictions in share ownership imposed by our Declaration of Trust and provisions of Maryland law and our Declaration of Trust and Bylaws that could hinder, prevent or delay changes in control; and

•      Dilution, seniority, or price effects on common shares due to future offerings of debt securities, issuances of preferred and common stock, or awards of long-term equity incentives to management.

Item 4.            Controls and Procedures

As of the end of the period covered by this report, Michael M. Mullen, Chief Executive Officer of the Company, and Paul S. Fisher, President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of the Company (as defined in applicable rules of the Securities and Exchange Commission (the “SEC”)) and concluded that they are effective to ensure that material information required to be included in this report has been made known to them in a timely fashion.  There were no changes in the Company’s internal control over financial reporting (as defined in applicable rules of the SEC) that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.    Exhibits

Exhibit Number	Description

10.1	Sale Agreements dated April 6, 2005, by and between CenterPoint Properties Trust and CenterPoint James Fielding, LLC, and forms of material exhibits to those agreements.

10.2	Stock Options Agreement between the Company and each of Paul F. Ahern, Paul S. Fisher, Rockford O. Kottka and Michael M. Mullen.

10.3	Restricted Stock Grant Agreement between the Company and each of Paul F. Ahern, James F. Clewlow, Paul S. Fisher, Rockford O. Kottka and Michael M. Mullen.

10.4	Restricted Stock Grant Agreements and Stock Options Agreements between the Company and John S. Gates.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

The last page of each sale agreement contains a list of its exhibits and schedules. Such exhibits and schedules have been omitted from this filing. However, forms of the escrow agreement, the master lease agreement and the property management agreement have been included with this filing. The Company will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST
a Maryland business trust

	By:	/s/ Paul S. Fisher
Paul S. Fisher
President and Chief Financial Officer
May 9, 2005		(Principal Accounting Officer)