Form 10-Q
period 2005-06-30
CENTERPOINT PROPERTIES TRUST
filed 2005-08-09
CIK 912893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for

the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒ No ☐

Indicate the number of Common Shares of Beneficial Interest outstanding as of August 8, 2005:  48,723,393

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	June 30, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$209,620	$233,326
Buildings	709,606	881,328
Building Improvements	131,456	167,982
Furniture, fixtures and equipment	26,131	26,130
Construction in progress	156,752	148,545
	1,233,565	1,457,311
Less accumulated depreciation and amortization	(153,632)	(183,770)
Real estate held for sale, net of depreciation	259,341	49,210
Build-to-suit for sale costs, net of deposits	3,225	12,414
Net investment in real estate	1,342,499	1,335,165

Cash and cash equivalents	421	1,496
Restricted cash and cash equivalents	54,179	79,297
Tenant accounts receivable, net	30,785	36,949
Mortgage and other notes receivable	12,968	75,089
Investments in and advances to affiliates	11,709	14,202
Prepaid expenses and other assets	16,584	16,694
Deferred expenses, net	34,266	34,613
	$1,503,411	$1,593,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable and other debt	$77,570	$73,109
Senior unsecured debt	450,000	550,000
Tax-exempt debt	142,150	118,900
Line of credit	129,200	131,500
Preferred dividends payable	224	254
Accounts payable	12,482	18,778
Accrued expenses	79,018	81,776
Rents received in advance and security deposits	10,833	12,224
	901,477	986,541

Commitments and contingencies

Shareholders’ equity
Series B Convertible Preferred Shares, 257,718 and 292,650 issued and outstanding, respectively, having a liquidation preference of $50 per share ($12,886 and $14,633, respectively)	1	1
Series D Flexible Cumulative Redeemable Preferred Shares, 100,000 outstanding for both periods presented having a liquidation preference of $1,000 per share ($100,000)	1	1
Common shares of beneficial interest, $.001 par value, 120,000,000 shares authorized; 48,695,067 and 48,900,040 issued and outstanding, respectively	49	49
Additional paid-in-capital	650,079	644,674
Treasury shares	(20,612)	—
Accumulated deficit	(11,477)	(22,031)
Accumulated other comprehensive loss	(5,894)	(6,532)
Unearned compensation - restricted shares	(10,213)	(9,198)
Total shareholders’ equity	601,934	606,964
	$1,503,411	$1,593,505

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Minimum rents	$24,395	$12,455	$48,114	$31,453
Straight line rents	459	156	859	552
Expense reimbursements	7,509	5,843	15,979	11,930
Mortgage interest income	276	339	700	717
Real estate fee income	53	2,163	5,184	3,395
Build-to-suit for sale revenue	27,226	—	27,226	—
Total revenue	59,918	20,956	98,062	48,047

Expenses:
Real estate taxes	8,396	5,691	16,246	11,161
Property operating and leasing	10,715	8,710	19,665	14,636
General and administrative	4,538	2,467	7,375	4,389
Depreciation and amortization	9,506	6,726	18,767	13,265
Build-to-suit for sale construction costs	25,719	—	25,719	—
Impairment of asset	—	—	694	—
Total expenses	58,874	23,594	88,466	43,451

Other income / (expense)
Interest income	405	333	644	819
Interest expense	(7,986)	(7,046)	(16,225)	(14,831)
Amortization of deferred financing costs	(935)	(809)	(1,937)	(1,675)
Total other income / (expense)	(8,516)	(7,522)	(17,518)	(15,687)

Income from continuing operations before income taxes and equity in net income of affiliate	(7,472)	(10,160)	(7,922)	(11,091)
Income tax benefit	1,164	297	2,093	427
Equity in net income (loss) of affiliate	(77)	162	288	783
Gain from sale of equity interest	—	—	—	5,851

Loss from continuing operations	(6,385)	(9,701)	(5,541)	(4,030)

Discontinued operations:
Gain on sale, net of tax	25,936	2,543	50,984	9,117
Income from operations of sold properties, net of tax	5,286	22,266	10,780	30,377

Income before gain on sale of real estate	24,837	15,108	56,223	35,464
Gain on sale of real estate, net of tax	654	177	654	177

Net income	25,491	15,285	56,877	35,641
Preferred dividends	(1,588)	(837)	(3,192)	(1,724)

Net income available to common shareholders	$23,903	$14,448	$53,685	$33,917

Basic and diluted EPS:
Income available to common shareholders from continuing operations	$(0.15)	$(0.22)	$(0.17)	$(0.12)
Discontinued operations	0.64	0.53	1.28	0.85
Net income available to common shareholders	$0.49	$0.31	$1.11	$0.73

Distributions per common share	$0.43	$0.39	$0.86	$0.78

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except for share information)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$25,491	$15,285	$56,877	$35,641

Other comprehensive income:
Mark-to-market adjustment on settlement of interest rate protection agreements	—	(1,128)	—	(1,128)
Amortization of interest rate protection agreements	319	258	638	515

Comprehensive income	$25,810	$14,415	$57,515	$35,028

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net Income	$56,877	$35,641
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	(694)	—
Bad debts	250	150
Depreciation	18,812	17,483
Amortization of deferred financing costs	1,937	1,675
Other amortization	4,837	2,829
Straight-line rents	(1,314)	(1,881)
Incentive stock awards	5,020	4,263
Equity in net income of affiliates	(288)	(783)
Distributions received from affiliates	288	783
Gain on sale of equity interest	—	(5,851)
Gain on disposal of real estate, net of tax	(51,638)	(9,294)
Build-to-suit for sale activity, net	8,587	—
Net changes in:
Tenant accounts receivable	989	(2,097)
Prepaid expenses and other assets	(122)	6,894
Rents received in advance and security deposits	(1,226)	279
Accounts payable and accrued expenses	(16,792)	(13,862)
Net cash provided by operating activities	25,523	36,229

Cash flows from investing activities:
Change in restricted cash and cash equivalents	25,118	3,599
Acquisition of real estate	(124,797)	(54,045)
Additions to construction in progress	(25,532)	(49,608)
Improvements and additions to properties	(13,092)	(16,765)
Proceeds from sale of real estate	192,149	29,487
Proceeds from sale of equity interest	—	38,319
Change in deposits on acquisitions	96	(859)
Repayment of mortgage and other notes receivable	62,215	30,258
Investment in and advances to affiliates	5,399	(3,060)
Receivables from affiliates and employees	26	39
Additions to deferred expenses	(996)	(2,720)
Net cash provided by (used in) investing activities	120,586	(25,355)

Cash flows from financing activities:
Proceeds from sale of common shares	1,185	2,144
Proceeds from issuance of mortgage notes payable and other debt	—	42,023
Proceeds from issuance of tax exempt bonds	22,966	—
Proceeds from line of credit	290,500	216,500
Repayment of line of credit	(292,800)	(130,000)
Repayment of mortgage notes payable and other debt	(3,234)	(685)
Repayment of senior unsecured debt	(100,000)	(100,000)
Distributions - Common	(41,997)	(36,643)
Distributions - Preferred	(3,192)	(1,724)
Purchase of treasury shares	(20,612)	—
Net cash used in financing activities	(147,184)	(8,385)
Net change in cash and cash equivalents	(1,075)	2,489
Cash and cash equivalents, beginning of period	1,496	231

Cash and cash equivalents, end of period	$421	$2,720

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

1.             Accounting Policies

                In the second quarter of 2005 the Company closed on the sale of two build-to-suits for sale.  These were separate contracts with third parties to construct facilities that required an up front earnest money deposit, with the remaining contract costs paid upon completion.  For contracts such as these where payment is due at completion and funded at closing, the Company has used the completed contract method of accounting in accordance with Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” because the Company remains at risk until the sale has closed.  During the period of performance, costs are accumulated on the balance sheet, but no revenues or expenses are recorded before completion or substantial completion of the work.

                At the end of the second quarter of 2005, the Company had two build-to-suits for sale under contract, which are presented in build-to-suit for sale costs, net of deposits on the balance sheets.

2.             Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

Treasury Shares

In the second quarter of 2005, the Company purchased 504,100 common shares of the Company totaling $20.6 million in open-market transactions.  These shares were purchased as part of the Company’s $100.0 million share repurchase program, announced on May 19, 2004.  The program has no termination date specified, but a subcommittee of the Company’s Board of Trustees was assigned to approve any repurchase transactions.  The Company may repurchase up to $79.4 million in additional shares in accordance with the program.

Restricted Share Grants

Under the terms of the CenterPoint Properties Trust 2003 Omnibus Employee Retention and Incentive Plan (the “2003 Plan”), employees were granted restricted shares as follows:

Date	Number of Restricted Shares	Grant Price
February 9, 2005	487	$44.10
March 8, 2005	128,758	$44.99
April 25, 2005	63	$40.45
May 16, 2005	9,900	$42.36

Number of Restricted Share Equivalents
March 8, 2005	21,603	$44.99

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

                According to the terms of each respective grant agreement, and in accordance with the 2003 Plan, the above restricted share grants and restricted share equivalents are designed to vest at the earlier of eight years or in twenty percent increments at the close of business on the last day of the period commencing at least two years after the date of the award and including 60 consecutive trading days such that the average total shareholder return for such trading days equals or exceeds 30%, 40%, 50%, 60%, and 70%, respectively.  Total shareholder return includes the cumulative share price appreciation plus dividends or dividend equivalents since the award.

In addition to the restricted shares granted in 2005 that are described above, as of June 30, 2005, the Company had the following unvested restricted share grants outstanding at the following grant prices:

Original Issue Date	Number of Shares	Grant Price

2000 Plan
March 25, 2003	400	$29.19
May 15, 2003	2,042	$30.05

2003 Plan
Restricted Shares
May 16, 2003	902	$30.28
March 2, 2004	111,076	$39.50
June 18, 2004	7,600	$37.49
Restricted Share Equivalents
March 2, 2004	21,676	$39.50

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

The unearned compensation recorded for all restricted share grants outstanding is being amortized over the eight-year vesting period or sooner if the performance threshold has been met.  On June 16, 2005, the Company incurred $4.4 million in non-cash compensation expense upon the achievement of the performance target for the March 7, 2003 award, which is included in property operating and leasing expense and general and administrative expense.

Share Options Outstanding

During 2005, under the terms of the 2003 Plan, the Company issued options for common shares that are exercisable per the plan as follows:

Date	Number of Options	Exercise Price
February 9, 2005	4,875	$44.10
March 8, 2005	825,930	$44.99
April 25, 2005	625	$40.45
May 16, 2005	99,000	$42.36

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income available to common shareholders, as reported	$23,903	$14,448	$53,685	$33,917
Add: share-based employee compensation expense	5,587	3,864	6,380	4,263
Deduct: total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(6,275)	(4,398)	(7,756)	(5,331)

Pro forma net income available to common shareholders	$23,215	$13,914	$52,309	$32,849

Per share net income available to common shareholders
Basic and diluted - as reported	$0.49	$0.31	$1.11	$0.73
Basic and diluted - pro forma	$0.48	$0.30	$1.08	$0.71

                Preferred Shares

                In the first six months of 2005, the Company received notices of conversion for 34,932 shares of its 7.50% Series B Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”), which were converted into 80,279 common shares.

3.             Acquisition and Disposition of Real Estate

                In the first six months of 2005, the Company acquired 16 operating warehouse properties and four land parcels for an aggregate cost of approximately $156.5 million.  The Company also completed the development of three projects.

                In addition, the Company disposed of 18 warehouse properties and two land parcels for aggregate sales proceeds of approximately $192.1 million.

                The Company also disposed of two build-to-suits for sale for aggregate sales proceeds of approximately $27.2 million, which is reflected in the Company’s statement of operations as build-to-suit for sale revenue.  The construction costs for these properties are reflected in build-to-suit for sale construction costs in the Company’s statement of operations.

                For properties acquired during 2005, the Company allocated $11.1 million of acquisition costs to lease value and $1.6 million to customer value, both of which are included in deferred expenses, net on the balance sheets.  The company also allocated $1.7 million to below market leases, which are included in accrued expenses on the balance sheets.

4.             Impairment of Assets, Discontinued Operations and Assets Held for Sale

                As of June 30, 2005, the Company classified 41 operating warehouse properties and five land parcels in various stages of development as held for sale.  All of these properties were under contract for sale as of the period end.  Of the 41 properties held for sale, 34 properties are scheduled to be sold to CenterPoint James Fielding, LLC, a venture between the Company and the JF US Industrial Trust (see Note 5), over the next three quarters ending in the first quarter of 2006.

                For the six months ended June 30, 2005, the Company’s results of operations include the operating results of both properties disposed and properties held for future sale.  For the periods presented, the Company included all of the results of operations from the 53 operating properties disposed since January 1, 2004 and the 41 operating properties held for sale as of June 30, 2005 in income from operations of sold properties, net of tax, under discontinued operations.  The following table summarizes certain information regarding the disposed operating properties and the assets held for sale as of June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Discontinued operations:
Total revenues	$10,822	$30,146	$24,009	$47,302
Operating expenses and income taxes	(5,536)	(7,880)	(13,229)	(16,925)

Income from discontinued operations, net of tax	$5,286	$22,266	$10,780	$30,377

                As of March 31, 2005, the Company had one property held for sale in which the carrying value of the property, 2601 Bonds Street, University Park, Illinois, was greater than the expected net sales proceeds, therefore, the Company recorded a $0.7 million impairment.  The decline in value was attributable to weak market conditions in the submarket, and the Company’s long-term plan for the property was revised in the first quarter of 2005 upon the receipt of interest from a prospective buyer.  This property was sold in the second quarter for no additional loss.

5.             Investment in and Advances to Affiliates

                The Company accounts for its investments in affiliates using the equity method whereby its cost of investment is adjusted for its share of equity in net income or loss from the date of acquisition and reduced by distributions received.

                The Company has applied the principles of FIN 46R to its equity investees and the Company believes that CenterPoint Venture, LLC (“CenterPoint Venture”), Chicago Manufacturing Campus, LLC (“CMC”) and CenterPoint James Fielding, LLC are not variable interest entities.  The Company believes Rochelle Development Joint Venture, LLC (“Rochelle JV”) is a variable interest entity, but has determined that its venture partner is the primary beneficiary because it is expected to bear the majority of the expected losses.

                The Company has therefore applied the equity method to all of these investments.  The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.

                CenterPoint Venture, LLC

                In the first six months of 2005, CenterPoint Venture sold four buildings totaling 506,022 square feet (unaudited), located in Crystal Lake, IL, for approximately $21.6 million.  The assets were sold to a partnership between a local private investor and an institutional investor.

                In addition, CenterPoint Venture purchased one building totaling 59,648 square feet (unaudited), located in Bensenville, IL, and one land parcel located in Pleasant Prairie, WI for approximately $3.2 million.

                In 2000, CenterPoint Realty Services (“CRS”), the Company’s wholly-owned taxable REIT subsidiary, paid $1.8 million in syndication fees relating to CenterPoint Venture and is amortizing these fees on a straight-line basis through June 2012, the term of the venture.  Amortization of syndication fees of $0.04 million and $0.1 million for the six months ended June 30, 2005 and 2004, respectively, is included in equity in net income of affiliates.  Unamortized syndication fees of $0.5 million and $0.7 million are included in investments in and advances to affiliates as of June 30, 2005 and 2004, respectively.

                Summarized financial information for CenterPoint Venture is shown below.

                Balance Sheet

	June 30, 2005	December 31, 2004
Assets
Land	$59,742	$64,450
Building and improvements	59,421	71,793
Construction in progress	16,317	9,774
	135,480	146,017
Accumulated depreciation	(4,191)	(3,869)
Net investment in real estate	131,289	142,148

Other assets	5,351	13,035
Total assets	$136,640	$155,183

Liabilities
Secured line of credit	$80,200	$88,500
Other liabilities	14,807	15,879
Minority interest	18,993	18,868
Total liabilities	114,000	123,247

Members’ equity	22,640	31,936

Total liabilities and members’ equity	$136,640	$155,183

                Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental revenue	$1,282	$1,400	$2,589	$1,983

Expenses
Property, operating and leasing	642	442	1,274	689
Depreciation and amortization	448	434	889	589
Interest expense:
Interest incurred, net	758	547	1,464	999
Amortization of deferred financing costs	56	148	112	290
Total expenses	1,904	1,571	3,739	2,567

Income from continuing operations	(622)	(171)	(1,150)	(584)

Discontinued operations:
Gain on sale	50	—	1,953	—
Income from operations	(38)	787	(183)	1,641

Income before minority interest	(610)	616	620	1,057

Minority interest	74	—	149	—

Net income	$(536)	$616	$769	$1,057

                At June 30, 2005, CenterPoint Venture owned 13 warehouse/industrial properties, totaling 1.3 million square feet (unaudited), which were 73.4% leased (unaudited).

                During the first six months of 2005 and 2004, the Company earned fees from CenterPoint Venture for acquisitions, administrative services and property management services of $0.2 million and $0.3 million, respectively.  At both June 30, 2005 and December 31, 2004, the Company had a $0.1 million receivable for these fees.

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

Summarized financial information for CMC is shown below.  The balance sheets as of December 31, 2004 and June 30, 2005 and the statement of operations for the three months and six months ended June 30, 2005 have been excluded due to the sale of the Company’s interest in 2004.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenues:
Minimum rents	$1,823	$3,615
Straight line rents	161	352
Expense reimbursements	807	1,531
Total revenue	2,791	5,498

Expenses
Real estate taxes	$627	$1,105
Property operating and leasing	162	442
General and administrative	9	12
Depreciation and amortization	660	1,264
Total expenses	1,458	2,823

Operating income	1,333	2,675

Interest Income	7	16

Net income	$1,340	$2,691

Rochelle Development Joint Venture, LLC

Rochelle JV, a joint venture between CRS and Highway 38 Investors LLC (managed by UBS Realty Investors, LLC), was formed in December 2004 to develop and sell completed leased buildings or to develop facilities to be owned by users at CenterPoint Intermodal Center - Rochelle, a 362-acre (unaudited) industrial park located less than one mile from the Union Pacific’s 1,230-acre (unaudited) intermodal facility (developed by CenterPoint).  In the first quarter of 2005, UBS Realty Investors purchased a 400,000-square-foot (unaudited) build-to-suit facility completed by the Company pursuant to the limited liability company agreement.

The Company has considered FIN 46R as it relates to the joint venture.  The Company believes that the Rochelle JV is a variable interest entity, but has determined that UBS Realty Investors is the primary beneficiary because it is expected to bear the majority of the expected losses.  Accordingly, the Company accounts for its investment in this joint venture using the equity method of accounting.  The Company’s maximum exposure to loss as of June 30, 2005 was $2.1 million.

Summarized financial information for Rochelle JV is shown below:

                Balance Sheet

	June 30, 2005	December 31, 2004
Assets
Land	$—	$1,778
Buildings and improvements	—	8,952
Construction in progress	10,638	9,709
	10,638	20,439
Accumulated depreciation	—	(12)
Net investment in real estate	10,638	20,427

Other assets	207	183
Total assets	$10,845	$20,610

Liabilities
Secured line of credit	$10,626	$17,815
Other liabilities	1,392	3,978
Total liabilities	12,018	21,793
Retained Earnings	(1,173)	(1,183)
Total liabilities and retained earnings	$10,845	$20,610

                Statement of Operations

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Revenues:
Rental revenue	$—	$235

Expenses
Operating costs	20	138
Interest incurred	11	86
	31	224

Operating income	(31)	11

Net income	$(31)	$11

CenterPoint James Fielding, LLC

CenterPoint James Fielding LLC, a venture between the Company and the JF US Industrial Trust, a property trust to be listed on the Australian Stock Exchange and managed by James Fielding Funds Management Limited, was formed on May 19, 2005 to acquire and lease warehouse properties.  On that date, the Company closed on the sale of 6 properties to the venture.  As a result of the sale, the Company deferred $4.5 million of its gain.  $1.3 million related to the Company’s 5% ownership in the venture and is included in investment in affiliate on the balance sheets.  The remaining $3.2 million of deferred gain relates to a short term yield guarantee and is included in accrued expenses on the balance sheets.

An additional 34 properties are under contract to be sold to the venture in three phases through the first quarter of 2006.  The Company has a 5% interest in the venture and is managing the portfolio for fees.  Fees earned in the second quarter amount to $0.02 million.

Summarized financial information for CenterPoint James Fielding JV is shown below.  Only the balance sheet as of June 30, 2005 and the income statement for the period May 19 through June 30, 2005 are presented due to the formation of the venture occurring on May 19, 2005.

                Balance Sheet

June 30, 2005
Assets
Land	$20,503
Building and improvements	82,013
102,516
Accumulated depreciation	(226)
Net investment in real estate	102,290

Other assets	3,443
Total assets	$105,733

Liabilities
Mortgage Note Payable	$20,300
Other liabilities	2,123
Total liabilities	22,423

Members’ equity	83,310

Total liabilities and retained earnings	$105,733

                Statement of Operations

For the Period from May 19 through June 30, 2005

Revenues:
Minimum rents	$1,079
Straight line rents	35
Expense reimbursements	187
Total revenue	1,301

Expenses
Real estate taxes	$175
Property operating and leasing	46
Depreciation and amortization	231
Interest Expense	85
Total expenses	537

Net income	764

6.             Supplemental Information to Statements of Cash Flows (in thousands)

                Following are supplemental disclosures of cash flow information for the six months ended June 30, 2005 and 2004:

	2005	2004
Interest paid, net of interest capitalized	$17,683	$17,148
Interest capitalized	4,285	3,458
Income taxes paid	52	714
Dividends declared, not paid	224	—

                In conjunction with the acquisition of real estate, for the six months ended June 30, 2005 and 2004, the Company acquired the following assets and assumed the following liability amounts:

	2005	2004
Purchase of real estate	$(156,485)	$(55,151)
Mortgage notes payable	27,227	—
Liabilities, net of other assets	4,461	1,106
Acquisition of real estate	$(124,797)	$(54,045)

                In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the six months ended June 30, 2005 and 2004:

	2005	2004
Disposal of real estate	$193,187	$37,956
Recognition of TIF developer notes receivable	—	(146)
Mortgage and other notes payable retired at closing	(19,488)	—
Mortgage financing provided to buyers	—	(11,273)
Liabilities, net of other assets	18,450	2,950
Disposition of real estate	$192,149	$29,487

                In the first six months of 2005, the Company’s build-to-suit for sale activity consists of proceeds from property sales of $27.2 million and 2005 disbursements associated with these sales of $10.9 million.  An additional $5.3 million was spent on two build-to-suits for sale, which are in progress.

                As part of the June 16, 2005 early vesting of stock grants mentioned in Note 2, the Company withheld shares (based on employee’s election) with a fair value of $3.2 million in order to pay employee related taxes based on the statutory rate.  These shares were retired.  A similar event occurred in the second quarter of 2004 as part of the April 23, 2004 early vesting of stock grants. The retired shares had a fair value of $2.5 million.

7.             Mortgage and Other Notes Receivable

                On January 21, 2005 and June 24, 2005, the Company received payment in full for principal and interest on one of its mortgage loans receivable of $60.6 million and $1.5 million, respectively.

8.             Mortgage Notes Payable and Other Debt

                On January 4, 2005, the Company marketed $23.3 million in tax-exempt bonds, issued by the City of Chicago, Illinois.  These adjustable rate revenue bonds are enhanced by a letter of credit.

These bonds were acquired by the Company at the time of the portfolio acquisition from Prime Group Realty Trust, completed in October 2004.  They had been issued but unmarketed by Prime Group Realty Trust.  The bonds bear interest at a weekly adjustable interest rate as determined by the remarketing agent (2.4% as of June 30, 2005) and terminate on June 1, 2022.

                In conjunction with the purchase of $95.3 million in properties from HSA Commercial Real Estate, as representative of various partnerships and joint ventures, the Company assumed two mortgages totaling $25.3 million.  The first mortgage note was collateralized by a pool of two properties, bearing interest at a face rate of 7.78% and terminating in August 2010.  The second mortgage note was collateralized by one property, bearing interest at a face rate of 7.0% and terminating in August 2009.  As part of the acquisition, the Company recognized a $1.6 million mortgage premium due to the interest rates being higher than market, 5.5%.  The Company has since repaid $19.5 million of these notes in conjunction with subsequent property sales.  The remaining mortgage premium is included in the mortgage notes payable balance in the Company’s consolidated balance sheet and will be amortized over the term of the loan.

                On June 30, 2005, the Company paid off a mortgage note payable related to a property in Oak Creek, WI.  The outstanding principle balance amounted to $1.8 million and was set to mature on August 1, 2005.

9.             Senior Unsecured Debt

                The Company paid off its outstanding $100.0 million aggregate principal amount of senior unsecured notes, which were bearing interest at a rate of 6.75%, on April 1, 2005, the maturity date of the notes.

10.          Income Taxes

The components of income tax benefit (expense) for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Current:
Federal	$291	$(122)	$(144)	$6
State	68	(29)	(33)	1
Deferred:
Federal	164	91	1,153	96
State	38	22	267	23
	$561	$(38)	$1,243	$126

The provision for income taxes for the quarter and six months ended June 30, 2005 and 2004 reconcile to the Company’s components of income tax expense for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Tax benefit associated with income from operations on sold properties which is included in discontinued operations	$(116)	$11	$(210)	$45

Tax expense associated with gains and losses on the sale of real estate which is included in discontinued operations	(487)	(234)	(640)	(234)

Tax (expense) benefit associated with gains and losses on the sale of real estate	—	(112)	—	(112)

Other income tax benefit	1,164	297	2,093	427
Income tax benefit	$561	$(38)	$1,243	$126

The actual tax expense differs from the statutory income tax expense for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Tax benefit at federal rate	$456	$(71)	$1,047	$36
State tax benefit, net of federal benefit	70	(4)	154	16
Tax exempt interest, at federal rate	—	84	—	145
Disallowed interest, at federal rate	—	(4)	—	(28)
Other	35	(43)	42	(43)
	$561	$(38)	$1,243	$126

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

                The Company has entered into contracts for the acquisition and disposition of properties, including the contracts to sell of $278.6 million of properties to CenterPoint James Fielding LLC, discussed further in Note 4.  Each acquisition transaction is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the projects.

                As of June 30, 2005, the Company has two properties subject to purchase options.  The property located at 343 Carol Lane, Elmhurst, Illinois is subject to a purchase option exercisable on February 1, 2008.  The tenant has exercised this option and the purchase price is $1.5 million.  The property located at 800 Albion Avenue, Schaumburg, Illinois is subject to a purchase option for $8.0 million, exercisable on December 31, 2005.  For both of these option agreements, the option price exceeds the Company’s current net book value for the property.

On April 15, 2005, Paul T. Ahern, Executive Vice President and Chief Operating Officer, was

placed on administrative leave.  The Company’s Board of Trustees terminated Mr. Ahern’s employment on July 12, 2005.  On May 24, 2005, Mr. Ahern filed a lawsuit against the Company alleging claims of breach of his employment agreement and defamation.  On July 8, 2005, the Court dismissed Mr. Ahern’s complaint without prejudice, but entered a preliminary injunction against the enforcement of the covenant not to compete in Paragraph 1 of Mr. Ahern’s Non-Competition, Non-Solicitation and Confidentiality Agreement.  This preliminary injunction has been continued to September 1, 2005, at which time the Court will reconsider whether it is appropriate.  Mr. Ahern filed an amended complaint on July 27, 2005.  The Company believes that this matter will have no material impact on its financial results.

12.          Earnings Per Common Share

                The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for three months and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except for share data)		(in thousands, except for share data)
Numerators:

Loss from continuing operations	$(6,385)	$(9,701)	$(5,541)	$(4,030)
Gain on sale of real estate, net of tax	654	177	654	177
Dividend on preferred shares	(1,588)	(837)	(3,192)	(1,724)
Loss available to common shareholders from continuing operations - for basic and diluted EPS	$(7,319)	$(10,361)	$(8,079)	$(5,577)

Discontinued operations:
Gain on sale, net of tax	25,936	2,543	50,984	9,117
Income from operations of sold properties, net of tax	5,286	22,266	10,780	30,377
Discontinued operations - for basic and diluted EPS	$31,222	$24,809	$61,764	$39,494

Net income available to common shareholders - for basic and diluted EPS	$23,903	$14,448	$53,685	$33,917

Denominators:

Weighted average common shares outstanding - for basic and diluted EPS	48,477,132	46,707,416	48,559,043	46,544,728

Basic and diluted EPS:
Income available to common shareholders from continuing operations	$(0.15)	$(0.22)	$(0.17)	$(0.12)
Discontinued operations	0.64	0.53	1.28	0.85
Net income available to common shareholders	$0.49	$0.31	$1.11	$0.73

                Pursuant to Statement of Financial Accounting Standard No. 128, “Earnings Per Share,” the weighted average common shares outstanding for diluted EPS is the same as the weighted average common shares outstanding for basic EPS due to the loss from continuing operations.

                The assumed conversion of the remaining convertible preferred shares into common shares for purposes of computing diluted earnings per share by adding preferred distributions to the numerators, and adding the assumed share conversions to the denominators for the periods presented, would be anti-dilutive.

13.          Subsequent Event

                As referenced in Note 4, the Company was under contract to sell 34 properties to CenterPoint James Fielding LLC at June 30, 2005.  On July 28, 2005 the Company closed on the sale of 10 properties to the venture for an aggregate sales price of $114.0 million.

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

Executive Summary

                In the second quarter and the first six months of 2005, the Company achieved earnings expectations.  Year-over-year per share net income grew 60.0% for the second quarter and 52.9% year-to-date. The Company’s second quarter and year to date activity is highlighted below (unaudited):

•                                          Investment Activity — During the first six months of 2005, the Company and its affiliates acquired or completed construction on investments totaling $206.1 million.  At the end of the second quarter, the Company and its affiliates had eight developments under construction totaling 2.3 million square feet or $103.5 million.

•                                          Leasing Ahead of Plan — As of June 30, 2005, the Company had renewed, replaced or sold 62.9% of all of its 2005 expiring leases, ahead of budgeted expectations.  Vacancy remained high compared to historical levels, but was lower than expected.

•                                          Disposition Activity — In the first six months of 2005, the Company and its affiliates completed $279.8 million of dispositions, ahead of plan.  As of June 30, 2005, the Company remains under contract to sell $278.6 million of properties to CenterPoint James Fielding LLC, a joint venture between the Company and the JF US Industrial Trust, a property trust to be listed on the Australian Stock Exchange and managed by James Fielding Funds Management Limited (see Note 5 to the Notes to Consolidated Financial Statements included in this 10-Q).  This contracted sale is scheduled to close in three remaining phases over the next three quarters.

                The Company remains on track to attain its investment, operations and earnings goals for 2005.

Results of Operations

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004.

Revenues

Total revenues increased $39.0 million or 185.9% over the same period last year due mainly to the disposition of two build-to-suits for sale totaling $27.2 million, which is included in revenues in 2005, but there is no comparable activity in 2004.  The remaining increase is due to revenue from a full period of 2004 investments, and revenue from a partial period of 2005 investments.

In the second quarter of 2005, 54.5% of total revenues of the Company were derived primarily from minimum rents, straight-line rents, expense reimbursements and mortgage interest income (“operating and investment revenue”), pursuant to the terms of tenant leases and mortgages for occupied space at warehouse and other industrial properties.  Adjusted for the impact of the build-to-suit for sale revenue, this ratio was 99.8% in 2005.  In the second quarter of 2004, operating and investment revenue as a percentage of total revenues was 89.7%.  When comparing 2004 to the adjusted 2005 percentage, this ratio increased due to low volume of real estate fee activity in the second quarter of 2005 compared to 2004.

Operating and investment revenue increased $13.8 million due to a full period of earnings from 2004 investments and a partial period of earnings from 2005 investments.  The Company’s occupancy rate on in-service properties dipped slightly to 87.6% (unaudited) in 2005, compared to 91.8% (unaudited) a year ago.

Real estate fee income decreased $2.1 million mainly due to lease termination income recognized in 2004.

As mentioned above, the results of operations for the second quarter of 2005 includes the sale of two build-to-suit properties that were contracted and built according to the customer’s specifications.  The gross sales proceeds of those properties is included in build-to-suit for sale revenue and the cost of those properties is included in build-to-suit for sale construction cost.

Operating and Nonoperating Expenses

Real estate tax expense and property operating and leasing (“POL”) expense, combined, increased by $4.7 million from year to year.  Real estate taxes increased by $2.7 million due mainly to a full period of taxes on 2004 investments and a partial period of taxes on 2005 investments.  The following is a breakdown of the composition of the Company’s POL costs.

	Three Months Ended June 30,
	2005	2004
Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$3,509	$2,367

Property management includes property management and portfolio construction department	1,202	1,496

Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	6,004	4,847

Total property operating and leasing	$10,715	$8,710

In addition to property operating and maintenance costs, POL includes costs for property management, investment, dispositions, accounting and information systems personnel and departments, consistent with the Company’s active portfolio management and investment focus.  Property operating costs increased when comparing the second quarter of 2005 to 2004 due in part to a full period of expenses on 2004 investments and a partial period of expenses on 2005 investments.  These costs include operating costs on the properties for snow plowing, utilities, landscaping and other common area maintenance.  The remainder of the increase in POL costs was due mainly to the POL portion of the early restricted share grant vesting in the second quarter of

2005 of $3.5 million, which was greater than the POL portion of the early restricted share grant vesting in the second quarter of 2004 of $2.9 million.  The grants in both periods vested upon the achievement of certain corporate performance targets.  The remainder of the increase in POL was due to the other increased payroll related items.

General and administrative (“G&A”) expenses increased by $2.1 million.  This increase was caused in part due to the G&A portion of the early restricted share grant vesting in 2005 of $0.9 million which was higher than the G&A portion of the early restricted share grant vesting in 2004 of $0.6 million.  The remainder of the increase was due to increased legal, internal and external audit costs relating to compliance with the Sarbanes-Oxley Act of 2002, including internal control requirements, as well as increased payroll and related costs.

Depreciation and amortization increased $2.8 million when comparing 2005 and 2004 due to a full period of depreciation and amortization on 2004 investments and a partial period of depreciation and amortization on 2005 investments.

                Interest income increased $0.1 million when comparing periods due to increased short term investment earnings.

Interest expense increased by $0.9 million over the same period last year despite lower average debt balances in 2005 when compared to 2004 ($831.9 million in 2005 compared to $853.5 million in 2004) due to higher average interest rates.  In 2005, the Company’s weighted average interest rate, including financing costs, was 5.0% compared to 4.2% in 2004.

Amortization of deferred financing costs increased $0.1 million due to the amortization of financing costs on the $150.0 million senior unsecured notes issued in the third quarter of 2004 and the associated hedge settlement amortization.

                The Company recorded a benefit of $1.2 million and $0.3 million from income taxes because of net losses recorded on its taxable REIT subsidiary in the second quarter of 2005 and 2004, respectively.  The Company’s taxable REIT subsidiary incurred losses in both periods due to incurring overhead costs higher than its revenues because of vacancies on operating properties and lower investment and disposition activity at the subsidiary level.

Equity in net income of affiliates decreased $0.2 million when comparing periods due to lower income in 2005 from non-consolidated ventures.  In 2004, the Company sold its interest in CMC.  The final 10% of the sale was not completed until the fourth quarter of 2004, which caused the decrease.  The Company’s new venture activity in late 2004 and early 2005 is either under development or began late in the quarter.

Gains on the sale of real estate from discontinued operations increased by $23.4 million due to the larger volume of sales and larger individual gains in 2005, compared to 2004.  For 2005, this category includes gains on the sale of 11 operating properties sold in the second quarter of 2005 compared to five operating properties sold in the second quarter of 2004.

Also, the 2005 net income from sold operating properties decreased by $17.0 million when compared to 2004 because the prior year’s numbers include the operations of all operating properties that were sold prior to 2005, so such properties had no operations in 2005.

Gains on the sale of real estate, net of tax increased by $0.5 million due to higher gains recognized in 2005 on land sales and other non-operating properties.

                Preferred dividends increased $0.8 million in the second quarter of 2005 due mainly to dividends on the $100.0 million of Series D Flexible Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) issued in December 2004.

Net Income

Net income available to common shareholders increased $9.5 million or 65.4% due mainly to increased earnings on a full period of 2004 and a partial period of 2005 investments (which increased operating revenues greater than property operating expenses) and increased gains associated with a higher volume of property dispositions and gains in 2005.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004.

Revenues

Total revenues increased $50.0 million or 104.1% over the same period last year due to the sale proceeds from two build-to-suits sold in 2005 with no comparable activity in 2004.  Additionally, the increase was caused by increased earnings from operating and investment revenue from a full period of 2004 investments and a partial period of 2005 investments and spotty but strengthening market conditions.

In the first six months of 2005, 66.9% of total revenues of the Company were derived primarily from operating and investment revenue, pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse and other industrial properties.  Adjusted for the build-to-suit for sale revenue this ratio was 92.7% in 2005.  In the first six months of 2004, operating and investment revenue as a percentage of total revenues was 92.9%.  This ratio remained nearly constant when comparing periods.  Operating and investment revenue increased $21.0 million due to a full period of earnings from 2004 investments and a partial period of earnings from 2005 investments, and strengthening economic conditions.

Real estate fee income increased $1.8 million due to the recovery of $7.9 million in connection with the bankruptcy proceedings relating to our lost revenue claim against HALO, which was higher than our $3.1 million receivable balance.  This increase was partially offset by termination income earned in 2004.

As mentioned above, the results of operations for the six months ended June 30, 2005 includes the sale of two build-to-suit properties, which are reflected in build-to-suit for sale revenue and build-to-suit for sale construction cost.

Operating and Nonoperating Expenses

Real estate tax expense and POL expense, combined, increased by $10.1 million from year to year.  Real estate taxes increased by $5.1 million due mainly to a full period of taxes on 2004 investments and a partial period of taxes on 2005 investments.  The following is a breakdown of the composition of the Company’s POL costs.

	Six Months Ended June 30,
	2005	2004
Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$8,920	$4,951

Property management includes property management and portfolio construction costs	2,396	3,023

Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	8,349	6,662

Total property operating and leasing	$19,665	$14,636

Property operating costs for the first six months of 2005 increased when compared to 2004 mainly due to a full period of costs on 2004 investments and a partial period of costs on 2005 investments.  Additionally, the increase in POL was caused by the aforementioned early restricted share grant vesting of $3.5 million in 2005, which was greater than the early vesting of restricted share grants in 2004 of $2.9 million.  The remainder of the increase in POL was due to increased payroll and related costs.

G&A expenses increased by $3.0 million due in part to the G&A portion of the early share grant vesting in 2005 of $0.9 million, which was higher than the G&A portion of the stock grant vesting in 2004 of $0.6 million.  The remainder of the increase was due to increased legal, internal and external audit costs relating to compliance with the Sarbanes-Oxley Act of 2002, including internal control requirements, as well as increased payroll and related costs.

Depreciation and amortization increased $5.5 million when comparing 2005 and 2004 due to a full period of depreciation and amortization on 2004 investments and a partial period of depreciation and amortization on 2005 investments.

In the first quarter of 2005, a $0.7 million impairment of asset was recorded upon the execution of a contract to sell one operating property in University Park, Illinois, where the sales price was lower than the net book value of the property.  There was no comparable impairment in the first six months of 2004.

Interest income decreased $0.2 million due to interest earned in the first few months of 2004 on the unsecured loan to CalEast for the Home Depot distribution facilities.

Interest expense increased by $1.4 million over the same period last year despite lower average debt balances in 2005 compared to 2004 ($833.1 million in 2005 compared to $845.0 million in 2004) due to higher average interest rates in 2005 compared to 2004.

Amortization of deferred financing costs increased by $0.3 million over the same period last year due to due to the amortization of financing costs on the $150.0 million senior unsecured notes issued in the third quarter of 2004 and the associated hedge settlement amortization.

                The Company recorded a benefit of $2.1 million and $0.4 million from income taxes because of net losses recorded on its taxable REIT subsidiary in the first six months of 2005 and 2004, respectively.  As mentioned above, the Company’s taxable REIT subsidiary incurred losses in both periods due to incurring overhead costs higher than its revenues because of vacancies on operating properties and lower investment and disposition activity at the subsidiary level.

Equity in net income of affiliates decreased by $0.5 million when comparing periods, due to lower income in 2005 from non-consolidated ventures.  In 2005, the Company’s equity in affiliate activity includes an increase in non-operating construction projects that have yet to produce earnings.  Also, the Company’s investment in CenterPoint James Fielding did not occur until late in the second quarter.

In the first six months of 2004, the Company recorded a $5.9 million gain upon the sale of 90% of its equity interest in CMC.  There was no similar activity in 2005.

Gains on the sale of real estate from discontinued operations increased by $41.9 million when comparing the first six months of 2005 to the first six months of 2004 due to the larger volume of sales and larger individual gains in 2005, compared to 2004.  For 2005, this category includes gains on the sale of 19 operating properties sold in the first half of 2005 compared to 11 operating properties sold in the first half of 2004.

The 2005 net income from sold operating properties decreased by $19.6 million when compared to 2004 because the prior year’s results include the operations of all operating properties that were sold prior to 2005, so they had no operations in the first half of 2005.

Gains on the sale of real estate, net of tax increased by $0.5 million due to higher gains recognized in 2005 on non-operating property dispositions.

                Preferred dividends increased $1.5 million due to dividends on the $100.0 million of Series D Preferred Shares issued in December 2004.

Net Income

Net income available to common shareholders increased $19.8 million or 58.3% due mainly to increased earnings on a full period of 2004 and a partial period of 2005 investments (which increased operating revenues greater than property operating expense) and increased gains associated with a higher volume of property dispositions and gains in 2005.

Liquidity and Capital Resources

Operating and Investment Cash Flow

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital issuances, have been used to fund, on a long term basis, acquisitions and other capital costs.  However, in the first six months of 2005, cash flow from operations provided only $25.5 million, which was short of the $45.2 million in preferred and common distributions.  This shortfall is consistent with prior years, including 2004, and excludes all gains on the sale of real estate and related assets, which are a large portion of the Company’s earnings.  The Company expects the year’s operating cash flow and earnings from property dispositions to be sufficient to fund distributions and a significant portion of future investment activities.

For the six months of 2005, the Company’s investment activities included acquisitions of $124.8 million, advances for construction in progress of $25.5 million and additions to properties of $13.1 million.  These activities were funded with proceeds from the disposition of real estate of $192.1 million, the disposition of build-to-suits for sale, net of $8.6 million and the repayment of mortgage and notes receivable of $62.2 million.  A portion of the excess funds were used to repay a portion of the Company’s line of credit.

Equity and Share Activity

During the first six months of 2005, the Company paid distributions on common shares of $42.0 million or $0.86 per share.  Also in 2005 the Company paid dividends on the Series B Preferred Shares of $0.5 million or $1.88 per share.  Finally, the Company paid $2.7 million in dividends on the Series D Preferred Shares, equivalent to $26.59 per share.  The following factors, among others, will affect the future availability of funds for distribution:  (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company’s unsecured line of credit (such as the requirement to distribute no more than 90% of the Company’s funds from operations) and (iv) the terms of future debt agreements.

In the second quarter of 2005, the CenterPoint purchased 504,100 common shares of the Company totaling $20.6 million in open-market transactions.  These shares were purchased as part of the Company’s $100.0 million share repurchase program, announced on May 19, 2004.

Debt Capacity

The Company seeks to maintain debt capacity substantially in excess of anticipated requirements, considering all available funding sources.  At June 30, 2005, the Company’s debt constituted approximately 26.8% of its total market capitalization of $3.0 billion.  Also at June 30, 2005, the Company’s common equity market capitalization was approximately $2.1 billion.

Liquidity

                The Company believes it has liquidity and capital resources available to meet its current needs.  In addition to its line of credit, the Company supplements internally generated funds from disposition activities and retained cash flow with proceeds from long term financings.  The following transactions were concluded in the first six months of 2005:

•                                          On January 4, 2005, the Company marketed $23.3 million in tax-exempt bonds, issued by the City of Chicago, Illinois.  These adjustable rate revenue bonds are enhanced by a letter of credit.  These bonds were acquired by the Company at the time of the portfolio acquisition from Prime Group Realty Trust, completed in October 2004.  The bonds were issued but not marketed by Prime Group Realty Trust prior to the acquisition.  The bonds bear interest at a weekly adjustable interest rate as determined by the remarketing agent (2.4% as of June 30, 2005) and terminate on June 1, 2022.

Also, in the first six months of 2005, the Company repaid the following debt balances:

•                                          On June 30, 2005, the Company paid off a mortgage note payable related to a property in Oak Creek, WI.  The outstanding principle balance amounted to $1.8 million and was set to mature on August 1, 2005.

•                                          The Company paid off its outstanding $100.0 million aggregate principal amount of senior unsecured notes, which were bearing interest at a rate of 6.75%, on April 1, 2005, the maturity date of the notes.

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

Subsequent Events

The Company was under contract to sell 34 properties to CenterPoint James Fielding LLC at June 30, 2005.  On July 28, 2005 the Company closed on the sale of 10 properties to the venture for an aggregate sales price of $114.0 million.

Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due.  The Company has excluded information on its purchase of maintenance services for its operating properties.  The maintenance agreements are not long-term in nature.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years
	(dollars in thousands)
Long-term debt obligations (1)	$929,610	$158,790	$85,672	$206,652	$478,496
Operating and lease obligations	—	—	—	—	—

Purchase obligations (2)	42,042	42,042	—	—	—
Long-term liabilities	—	—	—	—	—

Total	$971,652	$200,832	$85,672	$206,652	$478,496

(1)                                          The long-term debt obligations include both principal and interest amounts which are payable in the specified periods.

(2)                                          The purchase obligations include property development construction contracts outstanding as of June 30, 2005.

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

                In May 2005 the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections — replacement of APB No. 20 (Accounting Changes) and FAS 3 (Reporting Accounting Changes in Interim Financial Statements).”  This statement requires Company’s to apply changes in accounting principle to all periods presented as if the accounting had been in place in those periods as long as the periods-specific effects of the cumulative effect can be determined.  This guidance applies to voluntary changes in accounting principle and changes required by new accounting pronouncements that do not include specific transition provisions.  This statement also carries forward without change the guidance contained in Opinion 20 for reporting the correction of errors in previously issued financial statements and a change in accounting estimate.  This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

At June 30, 2005, $271.4 million or 34.0% of the Company’s debt was variable rate debt and $527.6 million or 66.0% of the debt was fixed rate debt.  Based on the amount of variable debt outstanding as of June 30, 2005, a 10% increase or decrease in the Company’s interest rate on the Company’s variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.8 million per year.  A similar change in interest rates on the Company’s fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt.  An increase in interest rates would decrease the fair value of the Company’s fixed rate debt.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, Michael M. Mullen, Chief Executive Officer of the Company, and Paul S. Fisher, President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of the Company (as defined in applicable rules of the Securities and Exchange Commission (the “SEC”)) and concluded that they are effective to ensure that material information required to be included in this report has been made known to them in a timely fashion.  There were no changes in the Company’s internal control over financial reporting (as defined in applicable rules of the SEC) that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2005, the CenterPoint purchased common shares of the Company totaling $20.6 million in open-market transactions, as described in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number
	of Shares	Average Price
Period	Purchased	Paid per Share
April 1 to April 30	401,400	$40.62
May 1 to May 31	102,700	$41.75
June 1 to June 30	—	$—

Total	504,100	$40.85

                These shares were repurchased as part of the Company’s $100.0 million share repurchase program, announced on May 19, 2004.  The program has no termination date specified, but a subcommittee of the board of trustees was assigned to approve any repurchase transactions.  The Company may repurchase up to $79.4 million additional shares in accordance with the program.

Item 4.                    Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 16, 2005.  49,144,469 shares were entitled to vote and the voting results were as follows:

1.                             Election of Trustees:

Trustee	Voted in Favor	Vote Withheld
Nicholas C. Babson	42,250,368	1,127,399
Martin Barber	30,353,020	13,024,747
Norman R. Bobins	43,282,010	95,757
Alan D. Feld	43,151,773	225,994
Paul S. Fisher	41,619,807	1,757,960
John S. Gates, Jr.	43,223,316	154,451
Donald A. King, Jr.	43,277,908	99,859
Michael M. Mullen	43,239,368	138,399
Thomas E. Robinson	42,952,833	424,934
John C. Staley	43,281,785	95,982
Robert L. Stovall	42,911,122	466,645

2.                                       Approval of PricewaterhouseCoopers, LLC, as Independent Registered Accounting Firm:

Voted in Favor	Voted Against	Abstained
43,240,777	128,930	8,070

Item 6.            Exhibits

Exhibit Number	Description
10.1

Share Option Agreement between the Company and each of Nicholas Babson, Martin Barber, Norman Bobins, Alen D. Feld, John S. Gates, Jr., Donald A. King, Jr., Thomas E. Robinson, John C. Staley and Robert Stovall.

10.2

Share Grant Agreement between the Company and each of Nicholas Babson, Martin Barber, Norman Bobins, Alen D. Feld, John S. Gates, Jr., Donald A. King, Jr., Thomas E. Robinson, John C. Staley and Robert Stovall.

10.3

Restricted Share Grant Agreement between the Company and each of Nicholas Babson, Martin Barber, Norman Bobins, Alen D. Feld, John S. Gates, Jr., Donald A. King, Jr., Thomas E. Robinson, John C. Staley and Robert Stovall.

10.4	Restricted Share Grant Agreement between the Company and Donald A. King, Jr.

10.5	Share Option Agreement between the Company and Donald A. King, Jr.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST a Maryland business trust

	By:	/s/ Paul S. Fisher
Paul S. Fisher
President and Chief Financial Officer
August 8, 2005		(Principal Accounting Officer)