Form 10-Q
period 2005-09-30
CENTERPOINT PROPERTIES TRUST
filed 2005-11-09
CIK 912893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of Common Shares of Beneficial Interest outstanding as of November 8, 2005:  48,713,403

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

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

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share and share information)

	September 30, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$210,824	$233,326
Buildings	729,270	881,328
Building Improvements	137,142	167,982
Furniture, fixtures and equipment	26,445	26,130
Construction in progress	145,341	148,545
	1,249,022	1,457,311
Less accumulated depreciation and amortization	(160,502)	(183,770)
Real estate held for sale, net of depreciation and amortization	170,758	49,210
Build-to-suit for sale costs, net of deposits	11,415	12,414
Net investment in real estate	1,270,693	1,335,165

Cash and cash equivalents	3,968	1,496
Restricted cash and cash equivalents	84,178	79,297
Tenant accounts receivable, net	29,148	36,949
Mortgage and other notes receivable	13,055	75,089
Investments in and advances to affiliates	12,151	14,202
Prepaid expenses and other assets	15,347	16,694
Deferred expenses, net	31,436	34,613
	$1,459,976	$1,593,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable and other debt	$69,686	$73,109
Senior unsecured debt	450,000	550,000
Tax-exempt debt	142,150	118,900
Line of credit	68,200	131,500
Preferred dividends payable	1,568	254
Accounts payable	18,111	18,778
Accrued expenses	77,891	81,776
Rents received in advance and security deposits	11,764	12,224
	839,370	986,541

Commitments and contingencies

Shareholders’ equity
Series B Convertible Preferred Shares, 240,759 and 292,650 issued and outstanding, respectively, having a liquidation preference of $50 per share ($12,038 and $14,633, respectively)	1	1
Series D Flexible Cumulative Redeemable Preferred Shares, 100,000 outstanding for both periods presented having a liquidation preference of $1,000 per share ($100,000)	1	1
Common shares of beneficial interest, $.001 par value, 120,000,000 shares authorized; 48,708,648 and 48,900,040 issued and outstanding, respectively	49	49
Additional paid-in-capital	651,952	644,674
Treasury shares	(26,099)	—
Retained earnings / (accumulated deficit)	9,322	(22,031)
Accumulated other comprehensive loss	(5,575)	(6,532)
Unearned compensation - restricted shares	(9,045)	(9,198)
Total shareholders’ equity	620,606	606,964
	$1,459,976	$1,593,505

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share information)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Minimum rents	$24,104	$18,451	$71,447	$49,331
Straight line rents	1,131	713	1,992	1,270
Expense reimbursements	7,839	5,936	23,784	17,963
Mortgage interest income	276	261	976	978
Real estate fee income	586	167	5,770	3,562
Build-to-suit for sale revenue	—	—	27,226	—
Total revenue	33,936	25,528	131,195	73,104

Expenses:
Real estate taxes	7,899	5,660	24,056	16,749
Property operating and leasing	7,257	6,912	26,951	21,520
General and administrative	3,233	2,797	10,608	7,186
Depreciation and amortization	9,801	6,178	28,463	19,311
Build-to-suit for sale construction costs	—	—	25,719	—
Impairment of asset	459	—	1,153	—
Total expenses	28,649	21,547	116,950	64,766

Other income / (expense)
Interest income	478	338	1,123	1,157
Interest expense	(7,170)	(8,844)	(23,396)	(23,675)
Amortization of deferred financing costs	(878)	(932)	(2,815)	(2,606)
Total other income / (expense)	(7,570)	(9,438)	(25,088)	(25,124)

Income from continuing operations before income taxes and equity in net income of affiliate	(2,283)	(5,457)	(10,843)	(16,786)
Income tax benefit	388	281	2,481	707
Equity in net income of affiliate	477	683	765	1,466
Gain from sale of equity interest	—	—	—	5,851

Loss from continuing operations	(1,418)	(4,493)	(7,597)	(8,762)

Discontinued operations:
Gain on sale, net of tax	39,950	26,570	90,934	35,687
Income from operations of sold properties, net of tax	4,273	8,201	15,690	38,816

Income before gain on sale of real estate	42,805	30,278	99,027	65,741
Gain on sale of real estate, net of tax	374	—	1,028	177

Net income	43,179	30,278	100,055	65,918
Preferred dividends	(1,572)	(368)	(4,763)	(2,092)

Net income available to common shareholders	$41,607	$29,910	$95,292	$63,826

Basic and diluted EPS:
Income available to common shareholders from continuing operations	$(0.05)	$(0.10)	$(0.23)	$(0.23)
Discontinued operations	0.91	0.73	2.19	1.59
Net income available to common shareholders	$0.86	$0.63	$1.96	$1.36

Distributions per common share	$0.43	$0.39	$1.28	$1.17

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

The accompanying notes are an integral part of these financial statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$43,179	$30,278	$100,055	$65,918

Other comprehensive income:
Mark-to-market adjustment on settlement of interest rate protection agreements	—	1,128	—	—
Settlement of interest rate protection agreements	—	(1,739)	—	(1,739)
Amortization of interest rate protection agreements	319	298	957	812

Comprehensive income	$43,498	$29,965	$101,012	$64,991

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net Income	$100,055	$65,918
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	1,153	—
Bad debts	630	1,650
Depreciation	26,425	26,644
Amortization of deferred financing costs	2,815	2,606
Other amortization	7,175	3,693
Straight-line rents	(2,452)	(3,661)
Incentive stock awards	5,424	4,577
Equity in net income of affiliates	(765)	(1,466)
Distributions received from affiliates	765	1,466
Gain on sale of equity interest	—	(5,851)
Gain on disposal of real estate	(92,605)	(36,210)
Build-to-suit for sale activity, net of deposits	(5,276)	—
Net changes in:
Tenant accounts receivable	1,165	(2,533)
Prepaid expenses and other assets	(129)	6,989
Rents received in advance and security deposits	134	(13)
Accounts payable and accrued expenses	(15,331)	(10,420)
Net cash provided by operating activities	29,183	53,389

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(4,880)	(60,689)
Acquisition of real estate	(156,673)	(100,583)
Additions to construction in progress	(34,655)	(75,897)
Improvements and additions to properties	(19,192)	(19,508)
Proceeds from sale of real estate	372,229	127,707
Proceeds from sale of equity interest	—	38,319
Change in deposits on acquisitions	761	(6,032)
Repayment of mortgage and other notes receivable	65,953	42,152
Investment in and advances to affiliates	3,353	(3,771)
Receivables from affiliates and employees	27	38
Additions to deferred expenses	(1,492)	(4,574)
Net cash provided by (used in) investing activities	225,431	(62,838)

Cash flows from financing activities:
Proceeds from sale of common shares	3,821	3,261
Proceeds from issuance of mortgage notes payable and other debt	—	42,023
Proceeds from issuance of tax exempt bonds	22,966	—
Proceeds from line of credit	335,500	298,500
Proceeds from issuance of senior unsecured debt	—	146,517
Repayment of line of credit	(398,800)	(320,000)
Repayment of mortgage notes payable and other debt	(23,276)	(981)
Repayment of senior unsecured debt	(100,000)	(100,000)
Distributions - Common	(62,805)	(55,470)
Distributions - Preferred	(3,449)	(2,092)
Purchase of treasury shares	(26,099)	—
Net cash provided by (used in) financing activities	(252,142)	11,758
Net change in cash and cash equivalents	2,472	2,309
Cash and cash equivalents, beginning of period	1,496	231

Cash and cash equivalents, end of period	$3,968	$2,540

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for share and per share data)

(UNAUDITED)

BASIS OF PRESENTATION:

These unaudited Consolidated Financial Statements of CenterPoint Properties Trust, a Maryland real estate investment trust (“CenterPoint”), and its subsidiaries (collectively with CenterPoint, the “Company”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  The following Notes to Consolidated Financial Statements highlight significant changes from the Notes included in the Audited Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and present interim disclosures as required by the SEC.  The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the interim financial statements.

                The consolidated statements of operations and statements of cash flows for prior periods have been reclassified to conform with current classifications with no effect on results of operations or cash flows.

1.             Accounting Policies and Recent Pronouncements

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

                At the end of the third quarter of 2005, the Company had three build-to-suits for sale under contract, which are presented in build-to-suit for sale costs, net of deposits on the balance sheets.

                Tenant accounts receivable in the consolidated balance sheets is shown net of an allowance for doubtful accounts of $2.7 million and $2.1 million as of September 30, 2005 and December 31, 2004, respectively.

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

                In May 2005 the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections — replacement of APB No. 20 (Accounting Changes) and FAS 3 (Reporting Accounting Changes in Interim Financial Statements).”  This statement requires companies to apply changes in accounting principle to all periods presented as if the accounting had been in place in those periods as long as the periods-specific effects of the cumulative effect can be determined.  This guidance applies to voluntary changes in accounting principle and changes required by new accounting pronouncements that do not include specific transition provisions.  This statement also carries forward without change the guidance contained in Opinion 20 for reporting the correction of errors in previously issued financial statements and a change in accounting estimate.  This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

                In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.”  The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonable assured at the date of the business combination or purchase.  The guidance is effective for periods beginning after June 29, 2005.  EITF 05-6 does not impact the Company’s results of operations, financial position or liquidity.

2.             Preferred Shares, Common Shares of Beneficial Interest and Related Transactions

Treasury Shares

In the third quarter of 2005, the Company purchased 136,500 common shares of the Company totaling $5.5 million in open-market transactions.  Combined with the Company’s purchases in the first six months of 2005, the Company has purchased 640,600 shares totaling $26.1 million.  These shares were purchased as part of the Company’s $100.0 million share repurchase program, announced on May 19, 2004.  The program has no termination date specified, but a subcommittee of the Company’s Board of Trustees was assigned to approve any repurchase transactions.  The Company may repurchase up to $73.9 million in additional shares in accordance with the program.

Restricted Share and Restricted Share Equivalent Grants

Under the terms of the CenterPoint Properties Trust 2003 Omnibus Employee Retention and Incentive Plan (the “2003 Plan”), employees were granted restricted shares and restricted share equivalents in the current year.  As of September 30, 2005 the balance of the 2005 share grants is as follows:

Date	Number of Restricted Shares	Grant Price
February 9, 2005	487	$44.10
March 8, 2005	117,663	$44.99
April 25, 2005	63	$40.45
May 16, 2005	9,900	$42.36

	Number of Restricted Share Equivalents
March 8, 2005	20,134	$44.99

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

In addition to the restricted shares and restricted share equivalents granted in 2005 that are described above, as of September 30, 2005, the Company had the following unvested restricted share and restricted share equivalent grants outstanding at the following grant prices:

Original Issue Date	Number of Shares	Grant Price

2000 Plan
Restricted Shares
May 15, 2003	2,042	$30.05

2003 Plan
Restricted Shares
May 16, 2003	902	$30.28
March 2, 2004	101,930	$39.50
June 18, 2004	7,600	$37.49
Restricted Share Equivalents
March 2, 2004	20,358	$39.50

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

Share Options Outstanding

During 2005, under the terms of the 2003 Plan, the Company issued options for common shares that are exercisable at the prices indicated below.  As of September 30, 2005, the balance of the 2005 stock options issued was as follows:

Date	Number of Options	Exercise Price
February 9, 2005	4,875	$44.10
March 8, 2005	689,080	$44.99
April 25, 2005	625	$40.45
May 16, 2005	99,000	$42.36

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income available to common shareholders, as reported	$41,607	$29,910	$95,292	$63,826
Add: share-based employee compensation expense	790	315	7,170	4,577
Deduct: total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,371)	(825)	(8,913)	(6,107)

Pro forma net income available to common shareholders	$41,026	$29,400	$93,549	$62,296

Per share net income available to common shareholders
Basic and diluted - as reported	$0.86	$0.63	$1.96	$1.36
Basic and diluted - pro forma	$0.85	$0.61	$1.93	$1.33

                Preferred Shares

                In the first nine months of 2005, the Company received notices of conversion for 51,891 shares of its 7.50% Series B Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”), which were converted into 119,253 common shares.

3.             Acquisition and Disposition of Real Estate

                In the first nine months of 2005, the Company acquired 20 operating warehouse properties and six land parcels for an aggregate cost of approximately $188.7 million.  The Company also completed the development of three projects.

                In addition, the Company disposed of 34 warehouse properties and five land parcels for aggregate sales proceeds of approximately $371.8 million.

                The Company also disposed of two build-to-suits for sale for aggregate sales proceeds of approximately $27.2 million, which is reflected in the Company’s statement of operations as build-to-suit for sale revenue.  The construction costs for these properties are reflected in build-to-suit for sale construction costs in the Company’s statement of operations.

For properties acquired during 2005, the Company allocated $11.9 million of acquisition costs to lease value and $1.8 million to customer value, both of which are included in deferred expenses, net on the balance sheets.  The Company also allocated $1.7 million to below market leases, which are included in accrued expenses on the balance sheets.

4.             Impairment of Assets, Discontinued Operations and Assets Held for Sale

                As of September 30, 2005, the Company classified 27 operating warehouse properties, two developments, and two land parcels in various stages of development as held for sale.  All of these properties were under contract for sale as of the period end.  Of the 27 properties held for sale, 23 properties are scheduled to be sold to CenterPoint James Fielding, LLC (“CNTJF”), a venture between the Company and the JF US Industrial Trust (see Note 5), in the fourth quarter of 2005 and the first quarter of 2006.

                For the nine months ended September 30, 2005, the Company’s results of operations include the operating results of both properties disposed and properties held for future sale.  For the periods presented, the Company included all of the results of operations from the 69 operating properties disposed since January 1, 2004 and the 27 operating properties held for sale as of September 30, 2005 in income from operations of sold properties, net of tax, under discontinued operations.  The following table summarizes certain information regarding the disposed operating properties and the assets held for sale as of September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Minimum rents	$4,787	$12,316	$23,295	$51,453
Straight line rents	7	1,066	460	2,391
Expense reimbursements	1,770	3,378	7,620	10,689
Total revenue	6,564	16,760	31,375	64,533

Expenses
Real estate taxes	$1,734	$3,619	$7,533	$11,472
Property operating and leasing	419	1,122	2,478	3,293
Depreciation and amortization	150	3,841	5,138	11,021
Interest incurred, net	—	—	338	—
Total expenses	2,303	8,582	15,487	25,786

Operating income	4,261	8,178	15,888	38,747

Provision (benefit) for income taxes	12	23	(198)	69

Net income	$4,273	$8,201	$15,690	$38,816

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

                As of September 30, 2005, the Company had two land parcels in Naperville, Illinois held for sale in which the carrying value of the property was greater than the expected net sale proceeds.  Therefore, the Company recorded a $0.5 million impairment.  The decline in value was attributable to weak market conditions in the submarket, and the Company’s long-term plan for the property was revised in the third quarter of 2005.

5.             Investment in and Advances to Affiliates

                The Company accounts for its investments in affiliates using the equity method whereby its cost of investment is adjusted for its share of equity in net income or loss from the date of acquisition and reduced by distributions received.

                The Company has applied the principles of FASB Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) to its equity investees and the Company believes that CenterPoint Venture, LLC (“CenterPoint Venture”), Chicago Manufacturing Campus, LLC (“CMC”) and CNTJF are not variable interest entities.  The Company believes Rochelle Development Joint Venture, LLC (“Rochelle JV”) is a variable interest entity, but has determined that its venture partner is the primary beneficiary because it is expected to bear the majority of the expected losses.

                The Company has therefore applied the equity method to all of these investments.  The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.

                CenterPoint Venture, LLC

                In the first nine months of 2005, CenterPoint Venture and its subsidiaries sold four buildings totaling 506,022 square feet (unaudited), located in Crystal Lake, IL, for approximately $21.6 million.  These assets were sold to a partnership between a local private investor and an institutional investor.  In addition, during the third quarter, CenterPoint Venture and its subsidiaries sold one building totaling 164,536 square feet (unaudited), located in Wauwatosa, WI, for approximately $10.2 million, and 5.6 acres of land located in Yorkville, WI, for approximately $0.6 million.

                Also, CenterPoint Venture purchased one building totaling 59,648 square feet (unaudited), located in Bensenville, IL, one building totaling 300,128 square feet (unaudited), located in Melrose Park, IL, and one land parcel located in Pleasant Prairie, WI for approximately $12.1 million.

                In 2000, CenterPoint Realty Services (“CRS”), the Company’s wholly-owned taxable REIT subsidiary, paid $1.8 million in syndication fees relating to CenterPoint Venture and is amortizing these fees on a straight-line basis through June 2012, the term of the venture.  Amortization of syndication fees of $0.06 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively, is included in equity in net income of affiliates.  Unamortized syndication fees of $0.5 million and $0.6 million are included in investments in and advances to affiliates as of September 30, 2005 and December 31, 2004, respectively.

                Summarized financial information for CenterPoint Venture is shown below.

Balance Sheets

	September 30, 2005	December 31, 2004

Assets
Land	$59,657	$64,450
Building and improvements	60,654	71,793
Construction in progress	21,924	9,774
	142,235	146,017
Accumulated depreciation	(4,148)	(3,869)
Net investment in real estate	138,087	142,148

Other assets	10,011	13,035
Total assets	$148,098	$155,183

Liabilities
Secured line of credit	$86,400	$88,500
Other liabilities	16,641	15,879
Minority interest	19,008	18,868
Total liabilities	122,049	123,247

Members’ equity	26,049	31,936

Total liabilities and members’ equity	$148,098	$155,183

Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Rental revenue	$1,413	$1,298	$4,003	$3,281

Expenses
Property, operating and leasing	735	421	2,009	1,110
Depreciation and amortization	468	439	1,358	1,028
Interest expense:
Interest incurred, net	824	584	2,288	1,583
Amortization of deferred financing costs	56	37	168	326
Total expenses	2,083	1,481	5,823	4,047

Loss from continuing operations	(670)	(183)	(1,820)	(766)

Discontinued operations:
Gain on sale	1,039	2,362	2,992	2,362
Income (loss) from operations	(15)	732	(198)	2,372

Income before minority interest	354	2,911	974	3,968

Minority interest	18	—	167	—

Net income	$372	$2,911	$1,141	$3,968

                At September 30, 2005, CenterPoint Venture owned 13 warehouse/industrial properties, totaling 1.5 million square feet (unaudited), which were 75.5% leased (unaudited).

                During the first nine months of 2005 and 2004, the Company earned fees from CenterPoint Venture for acquisitions, administrative services and property management services of $0.3 million and $0.5 million, respectively.  At September 30, 2005 and December 31, 2004, the Company had a

$0.2 million and $0.1 million receivable for these fees, respectively, included in prepaid expenses and other assets on the Company’s balance sheets.

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

Summarized financial information for CMC is shown below.  The balance sheets as of September 30, 2005 and December 31, 2004 and the statement of operations for the three months and nine months ended September 30, 2005 have been excluded due to the sale of the Company’s interest in 2004.

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

Revenues:
Minimum rents	$1,849	$5,463
Straight line rents	135	488
Expense reimbursements	460	1,991
Total revenue	2,444	7,942

Expenses
Real estate taxes	$329	$1,433
Property operating and leasing	132	574
General and administrative	48	60
Depreciation and amortization	660	1,924
Total expenses	1,169	3,991

Operating income	1,275	3,951

Interest Income	13	28

Net income	$1,288	$3,979

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

The Company has considered FIN 46R as it relates to the Rochelle JV.  The Company believes that the Rochelle JV is a variable interest entity, but has determined that UBS Realty Investors is the primary beneficiary because it is expected to bear the majority of the expected losses.  Accordingly, the Company accounts for its investment in this joint venture using the equity method of accounting.  The Company’s maximum exposure to loss as of September 30, 2005 was $2.3 million.

Summarized financial information for Rochelle JV is shown below:

Balance Sheets

	September 30, 2005	December 31, 2004

Assets
Land	$—	$728
Buildings and improvements	—	8,952
Construction in progress	11,325	9,709
	11,325	19,389
Accumulated depreciation	—	(12)
Net investment in real estate	11,325	19,377

Other assets	201	183
Total assets	$11,526	$19,560

Liabilities
Secured line of credit	$11,426	$17,815
Other liabilities	1,307	2,929
Total liabilities	12,733	20,744
Members’ equity	(1,207)	(1,184)
Total liabilities and members’ equity	$11,526	$19,560

Statement of Operations

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Revenues:
Rental revenue	$—	$235

Expenses
Operating costs	—	102
Interest incurred	34	156
	34	258

Operating income	(34)	(23)

Net income	$(34)	$(23)

CenterPoint James Fielding, LLC

CNTJF, a venture between the Company and the JF US Industrial Trust, a property trust listed on the Australian Stock Exchange and managed by James Fielding Funds Management Limited, was formed on May 19, 2005 to acquire and lease warehouse properties.

In the first nine months of 2005, the Company closed on the sale of 16 properties to CNTJF.  As a result of the sales, the Company deferred $8.9 million of its gain.  $2.9 million is related to the Company’s 5% ownership in CNTJF and is included in investment in affiliate on the balance sheets.  The remaining $6.0 million of deferred gain relates to a short term yield guarantee and is included in accrued expenses on the balance sheets.  As of September 30, 2005, the Company’s remaining balance on the short term yield guarantee was $3.9 million.  Also, in conjunction with these sales, CNTJF signed a promissory note in the amount of $3.8 million payable to the Company.  The note appears in mortgage and other notes receivable on the Company’s balance sheets.

As of September 30, 2005, an additional 23 properties are under contract to be sold to CNTJF in two phases through the first quarter of 2006.  In addition to the Company’s 5% ownership interest in CNTJF, the Company is managing the portfolio for fees.  Fees earned in the first nine months of 2005 amount to $0.1 million.  At September 30, 2005 the Company had a $0.1 million receivable for these fees included in prepaid expenses and other assets on the Company’s balance sheets.

As of September 30, 2005, the Company’s investment in CNTJF was $1.8 million and is included in investments in and advances to affiliates on the balance sheets.

6.             Supplemental Information to Statements of Cash Flows

                Following are supplemental disclosures of cash flow information for the nine months ended September 30, 2005 and 2004:

	2005	2004

Interest paid, net of interest capitalized	$30,833	$26,762
Interest capitalized	6,558	4,755
Income taxes paid	58	730
Dividends declared, not paid	1,568	—

                In conjunction with the acquisition of real estate, for the nine months ended September 30, 2005 and 2004, the Company acquired the following assets and assumed the following liability amounts:

	2005	2004

Purchase of real estate	$(188,704)	$(102,689)
Mortgage notes payable	27,227	—
Liabilities, net of other assets	4,804	2,106
Acquisition of real estate	$(156,673)	$(100,583)

                In conjunction with the disposition of real estate, the Company disposed of the following asset and liability amounts for the nine months ended September 30, 2005 and 2004:

	2005	2004

Disposal of real estate	$357,219	$137,511
Recognition of TIF developer notes receivable	(6,715)	(7,540)
Mortgage financing provided to buyers	(3,800)	(11,273)
Liabilities, net of other assets	25,525	9,009
Disposition of real estate	$372,229	$127,707

                In the first nine months of 2005, the Company’s build-to-suit for sale activity consists of proceeds from property sales of $27.2 million and 2005 disbursements associated with these sales of $10.9 million.  An additional $17.0 million was spent on three build-to-suits for sale, which are in progress.

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

7.             Mortgage and Other Notes Receivable

                On January 21, 2005, June 24, 2005 and August 17, 2005, the Company received payment in full for principal and interest on three of its mortgage loans receivable of $60.6 million, $1.5 million and $3.7 million, respectively.

                On July 27, 2005, the Company sold 10 properties to CNTJF.  In conjunction with this sale, CNTJF signed a promissory note in the amount of $3.8 million payable to the Company.  The Company earns an interest rate of 5.0% and the note is due February 28, 2006 or sooner depending on certain stipulations in the agreement.

8.             Mortgage Notes Payable and Other Debt

                On January 4, 2005, the Company marketed $23.3 million in tax-exempt bonds, issued by the City of Chicago, Illinois.  These adjustable rate revenue bonds are enhanced by a letter of credit.  These bonds were acquired by the Company at the time of the portfolio acquisition from Prime Group Realty Trust, completed in October 2004.  They had been issued but unmarketed by Prime Group Realty Trust.  The bonds bear interest at a weekly adjustable interest rate as determined by the remarketing agent (2.8% as of September 30, 2005) and terminate on June 1, 2022.

                In conjunction with the January purchase of $95.3 million in properties from HSA Commercial Real Estate, as representative of various partnerships and joint ventures, the Company assumed two mortgages totaling $25.3 million.  The first mortgage note was collateralized by a pool of two properties, bearing interest at a face rate of 7.78% and terminating in August 2010.  The second mortgage note was collateralized by one property, bearing interest at a face rate of 7.0% and terminating in August 2009.  As part of the acquisition, the Company recognized a $1.6 million mortgage premium due to the interest rates being higher than market, 5.5% at that point.  The Company has since repaid $19.5 million of these notes in conjunction with subsequent property sales.  The remaining mortgage premium is included in the mortgage notes payable balance in the Company’s consolidated balance sheet and will be amortized over the term of the loan.

                On June 30, 2005, the Company paid off a mortgage note payable related to a property in Oak Creek, WI.  The outstanding principle balance amounted to $1.8 million and was set to mature on August 1, 2005.

                In the third quarter of 2005 and in conjunction with the sale of two operating properties at the Company’s CenterPoint Intermodal Center (“CIC”) to CNTJF, the Company recognized $6.7 million in developer notes receivable.  Simultaneously with the recognition of these notes, the Company reduced its non-recourse tax increment financing debt in accordance with its accounting policies for developer notes receivable discussed in detail in the Company’s December 31, 2004 Audited Financial Statements and Notes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

9.             Senior Unsecured Debt

                The Company paid off its outstanding $100.0 million aggregate principal amount of senior unsecured notes, which were bearing interest at a rate of 6.75%, on April 1, 2005, the maturity date of the notes.

10.          Income Taxes

The components of income tax benefit (expense) for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Current:
Federal	$477	$(1,454)	$333	$(1,448)
State	110	(336)	77	(335)
Deferred:
Federal	(153)	1,700	1,000	1,796
State	(35)	394	232	417
	$399	$304	$1,642	$430

The provision for income taxes for the quarter and nine months ended September 30, 2005 and 2004 reconcile to the Company’s components of income tax expense for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Tax benefit associated with income from operations on sold properties which is included in discontinued operations	$11	$23	$(198)	$68

Tax expense associated with gains and losses on the sale of real estate which is included in discontinued operations	—	—	(641)	(233)

Tax (expense) benefit associated with gains and losses on the sale of real estate	—	—	—	(112)

Income tax benefit from continuing operations	388	281	2,481	707
Income tax benefit	$399	$304	$1,642	$430

The actual tax expense differs from the statutory income tax expense for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Tax benefit at federal rate	$425	$269	$1,472	$305
State tax benefit, net of federal benefit	50	38	204	54
Tax exempt interest, at federal rate	—	22	—	167
Disallowed interest, at federal rate	—	2	—	(26)
Other	(76)	(27)	(34)	(70)
	$399	$304	$1,642	$430

11.          Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

                The Company has entered into contracts for the acquisition and disposition of properties, including contracts to sell $157.7 million of properties to CNTJF, discussed further in Note 4.  Each acquisition transaction is subject to satisfactory completion of due diligence and, in the case of development projects, completion and occupancy of the projects.

                As of September 30, 2005, the Company has seven properties subject to purchase options, as follows:

•                  The property located at 343 Carol Lane, Elmhurst, Illinois is subject to a purchase option exercisable on February 1, 2008.  The tenant has exercised this option and the purchase price is $1.5 million.

•                  The property located at 800 Albion Avenue, Schaumburg, Illinois is subject to a purchase option exercisable on December 27, 2005.  The tenant has exercised this option and the purchase price is $8.0 million.

•                  The property located at 6600 Industrial Road, Milwaukee, Wisconsin is subject to a purchase option at fair market value, exercisable after July 18, 2006.

•                  The property located at 230 Scott Street, Elk Grove Village, Illinois is subject to a purchase option for $1.5 million, exercisable after December 29, 2005.

•                  The property located at 4407 Railroad, East Chicago, Indiana is subject to a purchase option for $0.2 million, exercisable after December 8, 2005.

•                  The property located at 27236 Baseline Road, Elwood, Illinois is subject to a purchase option for $14.5 million, exercisable after August 1, 2007.

•                  The property located at 11045 Gage Avenue, Franklin Park, Illinois is subject to a purchase option for $7.4 million, exercisable until July 1, 2007.

For all of these option agreements, the option price exceeds the Company’s current net book value for the property.

On April 15, 2005, Paul T. Ahern, Executive Vice President and Chief Operating Officer, was placed on administrative leave.  On May 24, 2005, Mr. Ahern filed a lawsuit against the Company in Cook County alleging claims of breach of his employment agreement and defamation.  On July 8, 2005, the Court dismissed Mr. Ahern’s complaint without prejudice, but entered a preliminary injunction against the enforcement of the covenant not to compete in Paragraph 1 of Mr. Ahern’s Non-Competition, Non-Solicitation and Confidentiality Agreement.  Although it believed Mr. Ahern had, by his actions, resigned from the Company, this was disputed by Mr. Ahern and the Company’s Board of Trustees terminated Mr. Ahern’s employment on July 12, 2005.  Mr. Ahern filed an amended complaint on July 27, 2005.  CenterPoint filed its motion to dismiss Mr. Ahern’s Amended Complaint on August 19, 2005.  On October 3, 2005, the Court dismissed five of Mr. Ahern’s seven claims of breach of contract and his entire defamation claim, and also revoked the preliminary injunction entered on behalf of Mr. Ahern on July 8, 2005.  The Court allowed Mr. Ahern until October 31, 2005 to file a Second Amended Complaint.  As of November 8, 2005, Mr. Ahern had not filed a Second Amended Complaint.  The parties are presently engaged in discovery.  The Company believes that this matter will have no material impact on its financial results.

On October 4, 2005, Joliet Township District No. 204 (the “District”) filed a lawsuit in Will County, Illinois against a subsidiary of the Company for breach of contract, among other things, relating to an agreement of April 24, 2001 (the “TIF Agreement”).  In the TIF Agreement, the Company agreed to pay the District a charitable contribution and the District agreed to waive any interest in the tax increment related to CIC.  The District claims an interest in a “senior share” of the tax increment, and is suing for actual damages of $7.5 million and punitive damages of $20.0 million.  The Company believes the TIF Agreement established the Company’s entire obligation in the matter, and that the lawsuit will have no material effect on its financial statements.

12.          Earnings Per Common Share

                The following are the reconciliations of the numerators and denominators of the basic and diluted earnings per share for three months and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerators:

Loss from continuing operations	$(1,418)	$(4,493)	$(7,597)	$(8,762)
Gain on sale of real estate, net of tax	374	—	1,028	177
Dividend on preferred shares	(1,572)	(368)	(4,763)	(2,092)
Loss available to common shareholders from continuing operations - for basic and diluted EPS	$(2,616)	$(4,861)	$(11,332)	$(10,677)

Discontinued operations:
Gain on sale, net of tax	39,950	26,570	90,934	35,687
Income from operations of sold properties, net of tax	4,273	8,201	15,690	38,816
Discontinued operations - for basic and diluted EPS	$44,223	$34,771	$106,624	$74,503

Net income available to common shareholders - for basic and diluted EPS	$41,607	$29,910	$95,292	$63,826

Denominators:

Weighted average common shares outstanding - for basic and diluted EPS	48,441,909	47,847,791	48,529,759	46,989,220

Basic and diluted EPS:
Loss available to common shareholders from continuing operations	$(0.05)	$(0.10)	$(0.23)	$(0.23)
Discontinued operations	0.91	0.73	2.19	1.59
Net income available to common shareholders	$0.86	$0.63	$1.96	$1.36

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

13.          Subsequent Event

                As referenced in Note 4, the Company was under contract to sell 23 properties to CNTJF at September 30, 2005.  On November 1, 2005 the Company closed on the sale of 15 properties to the venture for an aggregate sales price of $86.1 million.

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

Executive Summary

                In the third quarter and the first nine months of 2005, the Company achieved its earnings expectations.  Year-over-year per share net income grew 36.5% for the third quarter and 44.1% year-to-date. The Company’s third quarter and year to date activity is highlighted below:

•                                          Investment Activity — During the first nine months of 2005, the Company and its affiliates acquired or completed construction on investments totaling $260.9 million.  At the end of the third quarter, the Company and its affiliates had nine developments under construction totaling 5.5 million square feet or $231.6 million.

•                                          Leasing Ahead of Plan — As of September 30, 2005, the Company had renewed, replaced or sold 75.2% of all of its 2005 expiring leases, ahead of budgeted expectations.  Vacancy remained high compared to historical levels, but was lower than expected.

•                                          Disposition Activity — In the first nine months of 2005, the Company and its affiliates completed $452.0 million of dispositions, ahead of plan.  As of September 30, 2005, the Company remains under contract to sell $157.7 million of properties to CenterPoint James Fielding, LLC (“CNTJF”), a joint venture between the Company and the JF US Industrial Trust, a property trust to be listed on the Australian Stock Exchange and managed by James Fielding Funds Management Limited (see Notes 4, 5 and 13 to the Notes to Consolidated Financial Statements included in this Form 10-Q).  This contracted sale is scheduled to close in two remaining phases over the next two quarters.

Results of Operations

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004.

Revenues

Total revenues increased $8.4 million or 32.9% over the same period last year due to revenue from a full period of 2004 investments, and revenue from a partial period of 2005 investments.

In the third quarter of 2005, 98.3% of total revenues of the Company were derived from minimum rents, straight-line rents, expense reimbursements and mortgage interest income (“operating and investment revenue”), pursuant to the terms of tenant leases and mortgages for occupied space at warehouse and other industrial properties.  In the third quarter of 2004, operating and investment revenue as a percentage of total revenues was 99.3%.  This percentage decreased slightly as a result of the increased real estate fee activity in the third quarter of 2005 when compared to 2004.  Operating and investment revenue increased $8.0 million due to a full period of earnings from 2004 investments and a partial period of earnings from 2005 investments.  The Company’s occupancy rate on in-service properties dipped slightly to 86.2% in 2005, compared to 91.4% a year ago.

Real estate fee income increased $0.4 million mainly due to a lease buyout of $0.3 million recognized in the third quarter of 2005.

Operating and Nonoperating Expenses

Real estate tax expense and property operating and leasing (“POL”) expense, combined, increased by $2.6 million from period to period.  Real estate taxes increased by $2.2 million due mainly to a full period of taxes on 2004 investments and a partial period of taxes on 2005 investments.  The following is a breakdown of the composition of the Company’s POL costs.

	Three Months Ended September 30,
	2005	2004

Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$3,810	$3,669

Property management includes property management and portfolio construction department	1,128	1,612

Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	2,319	1,631

Total property operating and leasing expense	$7,257	$6,912

In addition to property operating and maintenance costs, POL includes costs for property management, investment, dispositions, accounting and information systems personnel and departments, consistent with the Company’s active portfolio management and investment focus.  Property operating costs increased when comparing the third quarter of 2005 to 2004 due to increased payroll and other related items.  The remainder of the increase in POL was due to a full period of expenses on 2004 investments and a partial period of expenses on 2005 investments.  These costs include operating costs on the properties for snow plowing, utilities, landscaping and other common area maintenance.

General and administrative (“G&A”) expenses increased by $0.4 million.  This increase was due to increased legal as well as increased payroll and related costs.

Depreciation and amortization increased $3.6 million when comparing the third quarter of 2005 and the third quarter of 2004 due to a full period of depreciation and amortization on 2004 investments and a partial period of depreciation and amortization on 2005 investments.

In the third quarter of 2005, a $0.5 million impairment of assets was recorded upon the execution of contracts to sell two land parcels in Naperville, Illinois, where the sales price was lower than the net book value of the properties.  There was no comparable impairment in the third quarter of 2004.

                Interest income increased $0.1 million when comparing periods due to increased short term investment earnings.

Interest expense decreased by $1.7 million over the same period last year due to lower average debt balances in 2005 when compared to 2004 ($736.4 million in 2005 compared to $875.6 million in 2004), despite increasing interest rates on variable debt.  In 2005, the Company’s weighted average interest rate, including financing costs, was 5.2% compared to 4.8% in 2004.

Amortization of deferred financing costs remained nearly constant in the third quarter of 2005 compared to the third quarter of 2004.

                The Company recorded a benefit of $0.4 million and $0.3 million from income taxes because of net losses recorded on its taxable REIT subsidiary in the third quarter of 2005 and 2004, respectively.  The Company’s taxable REIT subsidiary incurred losses in both periods due to incurring overhead costs higher than its revenues because of vacancies on operating properties and lower investment and disposition activity at the subsidiary level.

Equity in net income of affiliates decreased $0.2 million when comparing periods due to lower income in 2005 from non-consolidated ventures.  In 2004, the Company sold its interest in Chicago Manufacturing Campus, LLC (“CMC”).  The final 10% of the sale was not completed until the fourth quarter of 2004, which caused the decrease.

Gains on the sale of real estate from discontinued operations, net of tax increased by $13.4 million due to the larger volume of sales and larger individual gains in 2005, compared to 2004.  For 2005, this category includes gains on the sale of 16 operating properties sold in the third quarter of 2005 compared to 14 operating properties sold in the third quarter of 2004.

Also, the 2005 net income from sold operating properties, net of tax decreased by $3.9 million when compared to 2004 because the prior year’s numbers include the operations of all operating properties that were sold prior to 2005, so such properties had no operations in 2005.

Gains on the sale of real estate, net of tax increased by $0.4 million due to gains recognized in 2005 on land sales and other non-operating properties.  There were no such sales in the third quarter of 2004.

                Preferred dividends increased $1.2 million in the third quarter of 2005 due mainly to dividends on the $100.0 million of Series D Flexible Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) issued in December 2004.

Net Income

Net income available to common shareholders increased $11.7 million or 39.1% due mainly to increased gains associated with a higher volume of property dispositions and gains in 2005, but was also affected by increased earnings on a full period of 2004 and a partial period of 2005 investments (which increased operating revenues greater than property operating expenses).

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004.

Revenues

Total revenues increased $58.1 million or 79.5% over the same period last year due to the sale proceeds from two build-to-suits sold in the second quarter of 2005 with no comparable activity in 2004.  Additionally, the increase was caused by increased earnings from operating and investment revenue from a full period of 2004 investments and a partial period of 2005 investments and spotty but strengthening market conditions.

In the first nine months of 2005, 74.8% of total revenues of the Company were derived from operating and investment revenue, pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse and other industrial properties.  Adjusted for the build-to-suit for sale revenue this ratio was 94.5% in 2005.  In the first nine months of 2004, operating and investment revenue as a percentage of total revenues was 95.1%.  This ratio remained nearly constant when comparing periods.  Operating and investment revenue increased $28.7 million due to a full period of earnings from 2004 investments and a partial period of earnings from 2005 investments, and strengthening economic conditions.

Real estate fee income increased $2.2 million due to the recovery of $7.9 million in connection with the bankruptcy proceedings relating to our lost revenue claim against HALO Industries Inc., which was higher than our $3.1 million receivable balance.  This increase was partially offset by lease termination income earned in 2004.

As mentioned above, the results of operations for the nine months ended September 30, 2005 includes the sale of two build-to-suit properties, which are reflected in build-to-suit for sale revenue and build-to-suit for sale construction cost.

Operating and Nonoperating Expenses

Real estate tax expense and POL expense, combined, increased by $12.7 million from year to year.  Real estate taxes increased by $7.3 million due mainly to a full period of taxes on 2004 investments and a partial period of taxes on 2005 investments.  The following is a breakdown of the composition of the Company’s POL costs.

	Nine Months Ended September 30,
	2005	2004

Property operating includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs	$12,759	$8,591

Property management includes property management and portfolio construction costs	3,524	4,636

Asset management includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems	10,668	8,293

Total property operating and leasing expense	$26,951	$21,520

Property operating costs for the first nine months of 2005 increased when compared to 2004 mainly due to a full period of costs on 2004 investments and a partial period of costs on 2005 investments.  The remainder of the increase in POL costs was due mainly to the POL portion of the early restricted share grant vesting in the second quarter of 2005 of $3.5 million, which was greater than the POL portion of the early restricted share grant vesting in the second quarter of 2004 of $2.9 million.  The grants in both periods vested upon the achievement of certain corporate performance targets.  The remainder of the increase in POL was due to increased payroll and related costs.

G&A expenses increased by $3.4 million due in part to the G&A portion of the early share grant vesting in 2005 of $0.9 million, which was higher than the G&A portion of the share grant vesting in 2004 of $0.6 million.  The remainder of the increase was due to increased legal, internal and external audit costs relating to compliance with the Sarbanes-Oxley Act of 2002, including internal control requirements, as well as increased payroll and related costs.

Depreciation and amortization increased $9.2 million when comparing 2005 and 2004 due to a full period of depreciation and amortization on 2004 investments and a partial period of depreciation and amortization on 2005 investments.

In the first quarter of 2005, a $0.7 million impairment of asset was recorded upon the execution of a contract to sell one operating property in University Park, Illinois.  In the third quarter of 2005, a $0.5 million impairment was recorded upon the execution of contracts to sell two land parcels in Naperville, Illinois.  In both instances, the sales price was lower than the net book value of the properties.  There were no comparable impairments in the first nine months of 2004.

Interest income remained nearly constant between the first nine months of both 2005 and 2004.

Interest expense decreased by $0.3 million over the same period last year due to lower average debt balances in 2005 compared to 2004 ($800.9 million in 2005 compared to $855.2 million in 2004).  The decrease experienced due to lower debt balances was partially offset by higher interest rates in 2005 on variable debt, consistent with market trends.

Amortization of deferred financing costs increased by $0.2 million over the same period last year due to the amortization of financing costs on the $150.0 million senior unsecured notes issued in the third quarter of 2004 and the associated hedge settlement amortization.

                The Company recorded a benefit of $2.5 million and $0.7 million from income taxes because of net losses recorded on its taxable REIT subsidiary in the first nine months of 2005 and 2004, respectively.  As mentioned above, the Company’s taxable REIT subsidiary incurred losses in both periods due to incurring overhead costs higher than its revenues because of vacancies on operating properties and lower investment and disposition activity at the subsidiary level.

Equity in net income of affiliates decreased by $0.7 million when comparing periods, due to lower income in 2005 from non-consolidated ventures.  In 2004 non-consolidated venture activity included a higher volume of property dispositions at gains when compared to 2005.

In the first nine months of 2004, the Company recorded a $5.9 million gain upon the sale of 90% of its equity interest in CMC.  There was no similar activity in 2005.

Gains on the sale of real estate from discontinued operations, net of tax increased by $55.2 million when comparing the first nine months of 2005 to the first nine months of 2004 due to the larger volume of sales and larger individual gains in 2005, compared to 2004.  For 2005, this category includes gains on the sale of 34 operating properties sold in the first nine months of 2005 compared to 24 operating properties sold in the first nine months of 2004.

The 2005 net income from sold operating properties, net of tax decreased by $23.1 million when compared to 2004 because the prior year’s results include the operations of all operating properties that were sold prior to 2005, so they had no operations in the first nine months of 2005.

Gains on the sale of real estate, net of tax increased by $0.9 million due to higher margins earned on non-operating property dispositions in 2005 compared to 2004.  For 2005, this category includes gains on the sale of two non-operating land parcels sold in the first nine months of 2005 compared to three non-operating land parcels sold in the first nine months of 2004.

                Preferred dividends increased $2.7 million due to dividends on the $100.0 million of Series D Preferred Shares issued in December 2004.

Net Income

Net income available to common shareholders increased $31.5 million or 49.3% due mainly to increased gains associated with a higher volume of property dispositions and gains in 2005 and increased earnings on a full period of 2004 and a partial period of 2005 investments (which increased operating revenues greater than property operating expense).

Liquidity and Capital Resources

Operating and Investment Cash Flow

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital issuances, have been used to fund, on a long term basis, acquisitions and other capital costs.  However, in the first nine months of 2005, cash flow from operations provided only $29.2 million, which was short of the $66.2 million in preferred and common distributions.  This shortfall is consistent with prior years, including 2004, and excludes all gains on the sale of real estate and related assets, which are a large portion of the Company’s earnings.  The Company expects the year’s operating cash flow and earnings from property dispositions to be sufficient to fund distributions and a significant portion of future investment activities.

For the first nine months of 2005, the Company’s investment activities included acquisitions of $156.7 million, advances for construction in progress of $34.7 million and additions to properties of $19.2 million.  These activities were funded with proceeds from the disposition of real estate of $372.2 million and the repayment of mortgage and notes receivable of $66.0 million.  A portion of the excess funds were used to repay a portion of the Company’s line of credit.

Equity and Share Activity

During the first nine months of 2005, the Company paid distributions on common shares of $62.8 million or $1.28 per share.  Also in 2005 the Company paid dividends on its 7.50% Series B Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest of $0.7 million or $2.81 per share.  Finally, the Company paid $2.7 million in dividends on the Series D Preferred Shares, equivalent to $26.89 per share.  The following factors, among others, will affect the future availability of funds for distribution:  (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company’s unsecured line of credit (such as the requirement to distribute no more than 90% of the Company’s funds from operations) and (iv) the terms of future debt agreements.

In the first nine months of 2005, the Company purchased 640,600 common shares of the Company totaling $26.1 million in open-market transactions.  These shares were purchased as part of the Company’s $100.0 million share repurchase program, announced on May 19, 2004.  See Item 2 of Part II of this Form 10-Q.

Debt Capacity

The Company seeks to maintain debt capacity substantially in excess of anticipated requirements, considering all available funding sources.  At September 30, 2005, the Company’s debt constituted approximately 24.0% of its total market capitalization of $3.0 billion.  Also at September 30, 2005, the Company’s common equity market capitalization was approximately $2.2 billion.

Liquidity

                The Company believes it has liquidity and capital resources available to meet its current needs.  In addition to its line of credit, the Company supplements internally generated funds from disposition activities and retained cash flow with proceeds from long term financings.  The following transactions were concluded in the first nine months of 2005:

•                                          On January 4, 2005, the Company marketed $23.3 million in tax-exempt bonds, issued by the City of Chicago, Illinois.  These adjustable rate revenue bonds are enhanced by a letter of credit.  These bonds were acquired by the Company at the time of the portfolio acquisition from Prime Group Realty Trust, completed in October 2004.  The bonds were not marketed by Prime Group Realty Trust prior to the acquisition.  The bonds bear interest at a weekly adjustable interest rate as determined by the remarketing agent (2.8% as of September 30, 2005) and terminate on June 1, 2022.

•                                          On August 23, 2005, the Company reduced its available line of credit facility from $350.0 million to $250.0 million due to the near term excess liquidity and to save on facility costs.

Also, in the first nine months of 2005, the Company repaid the following debt balances:

•                                          The Company paid off its outstanding $100.0 million aggregate principal amount of senior unsecured notes, which were bearing interest at a rate of 6.75%, on April 1, 2005, the maturity date of the notes.

•                                          In conjunction with a property sale on May 19, 2005, the Company paid off $19.5 million of mortgage notes payable.

•                                          On June 30, 2005, the Company paid off a mortgage note payable related to a property in Oak Creek, WI.  The outstanding principle balance amounted to $1.8 million and was set to mature on August 1, 2005.

•                                          Additionally, the Company reduced its non-recourse tax increment financing debt by $6.7 million upon the sale of two CenterPoint Intermodal Center properties as discussed in Note 8 under Item 1 above.

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

Subsequent Events

The Company was under contract to sell 23 properties to CNTJF at September 30, 2005.  On November 1, 2005 the Company closed on the sale of 15 properties to the venture for an aggregate sales price of $86.1 million.

Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due.  The Company has excluded information on its purchase of maintenance services for its operating properties.  The maintenance agreements are not long-term in nature.

	Payments Due by Period
		Less than			more than
	Total	1 year	1-3 years	3-5 years	5 years
	(dollars in thousands)

Long-term debt obligations (1)	$853,999	$97,763	$94,528	$348,552	$313,156
Operating and lease obligations	—	—	—	—	—

Purchase obligations (2)	139,139	139,139	—	—	—
Long-term liabilities	—	—	—	—	—

Total	$993,138	$236,902	$94,528	$348,552	$313,156

(1)	The long-term debt obligations include both principal and interest amounts which are payable in the specified periods.
(2)	The purchase obligations include property development construction contracts outstanding as of September 30, 2005.

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

                In May 2005 the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections — replacement of APB No. 20 (Accounting Changes) and FAS 3 (Reporting Accounting Changes in Interim Financial Statements).”  This statement requires companies to apply changes in accounting principle to all periods presented as if the accounting had been in place in those periods as long as the periods-specific effects of the cumulative effect can be determined.  This guidance applies to voluntary changes in accounting principle and changes required by new accounting pronouncements that do not include specific transition provisions.  This statement also carries forward without change the guidance contained in Opinion 20 for reporting the correction of errors in previously issued financial statements and a change in accounting estimate.  This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

                In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.”  The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonable assured at the date of the business combination or purchase.  The guidance is effective for periods beginning after June 29, 2005.  EITF 05-6 does not impact the Company’s results of operations, financial position or liquidity.

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

At September 30, 2005, $210.4 million or 28.8% of the Company’s debt was variable rate debt and $519.7 million or 71.2% of the debt was fixed rate debt.  Based on the amount of variable debt outstanding as of September 30, 2005, a 10% increase or decrease in the Company’s interest rate on the Company’s variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.7 million per year.  A similar change in interest rates on the Company’s fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt.  An increase in interest rates would decrease the fair value of the Company’s fixed rate debt.

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

•                                          Competitive overbuilding and competition from other warehouse and industrial properties;

•                                          Inability to keep high levels of occupancy;

•                                          Inability to control variable operating costs;

•                                          Tenant defaults;

•                                          Unfavorable changes in governmental rules and fiscal policies (including rent control legislation);

•                                          Ability to renew leases or relet space;

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

•                                          Ability to meet required payments of principal and interest, to refinance existing indebtness or to finance necessary capital expenditures for renovations and other improvements;

•                                          Restrictive covenants in our credit facility;

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

•                                          Dilution, seniority, or price effects on common shares due to future offerings of debt securities, issuances of preferred and common stock, or awards of long-term equity incentives to management; and

•                                          Other risks identified in the “Risk Factors” section of Amendment No. 1 to the Company’s S-3 Registration Statement filed on May 26, 2004.

Item 4.                                                           Controls and Procedures

As of the end of the period covered by this report, Michael M. Mullen, Chief Executive Officer of the Company, and Paul S. Fisher, President and Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company (as defined in applicable rules of the Securities and Exchange Commission (the “SEC”)) and concluded that they are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded processed, summarized and reported within the time periods specified in SEC rules and forms.  There were no changes in the Company’s internal control over financial reporting (as defined in applicable rules of the SEC) that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATIONFDFD

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2005, the Company purchased common shares of the Company totaling $5.5 million in open-market transactions, as described in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

July 1 to July 31	—	$—
August 1 to August 31	136,500	$40.15
September 1 to September 30	—	$—

Total	136,500	$40.15

                These shares were repurchased as part of the Company’s $100.0 million share repurchase program, announced on May 19, 2004.  The program has no termination date specified, but a subcommittee of the board of trustees was assigned to approve any repurchase transactions.  The Company may repurchase up to $73.9 million additional shares in accordance with the program.

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

CENTERPOINT PROPERTIES TRUST
a Maryland business trust

November 8, 2005
	By:	/s/ Paul S. Fisher
Paul S. Fisher
President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.