Form 10-K
period 2005-12-31
CENTERPOINT PROPERTIES TRUST
filed 2006-03-16
CIK 912893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from to

Commission file number 1-12630

CENTERPOINT PROPERTIES TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland		36-3910279
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

1808 Swift Drive, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	(630) 586-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐   Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer  ☐  Accelerated Filer  ☒  Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,986,075,776 (based on 46,952,146 shares held by non-affiliates and computed by reference to the reported closing price).  On March 8, 2006, the registrant was acquired by CalEast Solstice, LLC and the registrant’s common equity ceased trading.

The registrant had 48,556,347 of its common shares, $.001 par value per share, outstanding as of March 15, 2006.  As of March 8, 2006, all of the registrant’s common shares are held by a holding company.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.            Business.

The Company

CenterPoint Properties Trust (“CenterPoint” or the “Company”), was the first major real estate investment trust (“REIT”) to focus on the industrial sector and focuses on such property primarily within greater Chicago. CenterPoint seeks to create share value through customer-driven management, investment, development, and redevelopment of warehouse, distribution, light manufacturing, air freight and rail-related facilities.  The Company also develops multi-facility industrial parks that are strategically located near highways, airports and railroads.  Central to all of its activities is the Company’s commitment to entrepreneurially serve customers’ changing space needs and to provide superior customer satisfaction.

CenterPoint, a Maryland business trust, began operations in 1984 as Capital and Regional Properties Corporation, the United States investment vehicle for Capital and Regional plc, a property company traded on the London Stock Exchange since 1986.  CenterPoint completed its U.S. initial public offering (“IPO”) in December 1993 after consolidating its operations with, and acquiring the properties controlled by, FCLS Investors Group, a Chicago-based industrial development company with 30 years of local experience.

On March 8, 2006, the Company was acquired by CalEast Solstice, LLC (“CalEast”).  CalEast is partnership between California Public Employees’ Retirement System (“CalPERS”) and LIC II Solstice Holdings, LLC, an affiliate of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle”) (NYSE:JLL).  CalEast and its sister company, CalEast Industrial Investors, LLC (“CalEast Industrial”), are leading investors in logistics warehouse and related real estate whose members include CalPERS and an affiliate of LaSalle Investment Management, Inc. (“LaSalle”), the investment management business of Jones Lang LaSalle. CalEast Industrial owns and operates over 22 million square feet of industrial real estate, including warehouses, light assembly, air cargo and distribution centers throughout the United States, Canada and Mexico.  LaSalle serves as the managing member of CalEast and CalEast Industrial. Since 1999, CenterPoint and CalEast Industrial have partnered in a joint venture known as CenterPoint Venture LLC (“CenterPoint Venture”), which acquires, develops, manages and sells industrial property.  Effective March 12, 2006, the Company converted from a REIT for federal income tax purposes to a partnership for federal income tax purposes (the “Tax Conversion”).

While the Company believes it is the largest owner and operator of industrial property in the 1.4-billion- square-foot Chicago region, its portfolio represented just 3% of the market (based on square footage) as of December 31, 2005.  As a result, the Company believes substantial opportunities for future growth remain in this market.

Underpinning CenterPoint’s value is the strength of its internal resources. Key among these is management experience.  Enabled by strong ties to the real estate development community, an in-depth knowledge of the market sector and the ability to gauge and anticipate market trends, management can creatively and flexibly accommodate tenant requirements.

Business Objectives and Strategy for Growth

The Company’s fundamental business objective is to maximize total return to shareholders.  To maximize shareholder returns, the Company pursues four complementary strategies in portfolio operations, investments, dispositions, and finance:

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

The Company believes its market penetration, local expertise, tenant relationships and quality reputation within the Chicago region provide it with a competitive advantage.  Another competitive advantage is the Company’s integrated corporate, property management, accounting and control process and information systems, enabling the Company to monitor and project the financial performance of each asset.  The Company believes this long-term platform effectively supports its operating and financial objectives and will help drive continued growth.

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

To become the landlord of choice in the Chicago region, the Company strives to provide the highest possible service to its tenants by addressing their occupancy needs and evolving space requirements. Management believes tenant satisfaction, resulting from the Company’s “hands on” management approach, fuels rental revenues by increasing tenant retention, minimizing re-letting expense and facilitating rental increases. Management also believes that tenant satisfaction creates profitable expansion and build-to-suit opportunities from its tenants as well as business referrals.

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

The Company’s tenants benefit from the size and concentration of the Company’s real estate holdings in the Chicago region.  As the largest owner of warehouse and other industrial properties in this geographic market, the Company believes it can bulk-purchase goods and services, lowering the occupancy costs of its tenants.  Management believes that minimizing tenants’ occupancy costs builds tenant loyalty and provides the Company with a significant marketing advantage.

To motivate employees to provide the highest level of tenant service, the Company has established a pay-for-performance compensation plan under which the incentive pay of each participating employee depends in part on the results of an annual tenant satisfaction survey, independently administered by CEL & Associates and the Company’s non-employee trustees.  Employee incentive pay is also dependent on the results of an annual company-wide process audit (put into effect in 1997) pertaining to the implementation of internal processes and procedures, all of which the Company believes enhance tenant service.  CenterPoint believes targeted per share cash flow growth, another key metric in the Company’s incentive plan, is benefited by intensive tenant service.

In 2005, CenterPoint achieved a 94.2% tenant retention rate and “outstanding” tenant ratings in an independently administered tenant survey comparing the Company to other industrial property owners nationally.

2.              Investment Strategy.

The Company seeks to invest primarily in warehouse and other industrial properties that satisfy its yield, growth and return objectives.  These include properties with vacancy that can be leased at attractive rents, as well as properties offering expansion, development, redevelopment or resale opportunities.  CenterPoint believes each of its investments benefits from the Company’s large Chicago area franchise. CenterPoint also believes its concentrated activity provides a deeper potential customer base, a wider range of opportunities and better market information than its competitors.  As of December 31, 2005, the Company owned 201 warehouse and other industrial properties.

In addition to investments in individual buildings or development projects, the Company has undertaken business park development in locations within the greater Chicago region offering desirable amenities, including proximity to rail, road and air transportation, at competitive rents and occupancy costs.  The Company strictly monitors speculative investment, including the investment in land intended for development. As of December 31, 2005, the Company had accumulated control of a large land portfolio of approximately 3,009 acres upon which approximately 43 million square feet of warehouse and other industrial properties can be developed.  The Company believes the land portfolio will provide a competitive advantage in securing profitable development opportunities.

The Company’s largest industrial development is CenterPoint Intermodal Center (“CIC”) in Elwood, IL.  This 2,050-acre project is one of the nation’s largest public/private developments, anchored by a 621-acre Burlington Northern Santa Fe (“BNSF”) multi-modal rail facility.  The project is expected to consist of approximately 12.2 million square feet of warehouse, distribution and light manufacturing space, including one million square feet of cross dock facilities and other ancillary commercial development. Located only 40 miles southwest of Chicago, CIC is strategically positioned to take advantage of Chicago’s immense transportation infrastructure. As of December 31, 2005, approximately 66% of the park’s area has been leased, developed, sold or is currently under development.

Various other major parks under development include: O’Hare Express North, a 49-acre park ‘inside the fence’ at O’Hare International Airport; CenterPoint Intermodal Center – Rochelle, a 362-acre park in Rochelle, IL located within one mile of the 1,230-acre Union Pacific Global III Intermodal Facility; McCook Business Center, a 243-acre park located adjacent to CenterPoint’s first McCook industrial park, CenterPoint Business Center – McCook; DuPage Technology Park, an 800-acre site located just south of the DuPage airport, 413 acres of which can be developed; CenterPoint Business Center – Gurnee, a 134-acre business park located near Six Flags Great America Theme Park; and a 280-acre corporate campus occupied by Caterpillar Corporation in Joliet, IL, about half of which CenterPoint plans to redevelop.  A list of all CenterPoint parks is listed on the corporate website, www.CenterPoint-Prop.com.

Focus on Industrial Real Estate.  The Company focuses on warehouse and other industrial properties.  Management believes this property type offers consistently attractive returns and stable cash flow for the following reasons:

•                  Low Capital Requirements. The cost per square foot of developing warehouse and other industrial properties typically ranges between $45-50 per square foot, which is lower than the cost of developing other types of property.   Individual assets are typically $3 million to $6 million in value.  From the Company’s perspective, this results in lower capital commitments to any particular property, permitting greater diversification of the Company’s investment, and lowering risk as compared to investments in large retail or office properties. In addition, relative to other property types, industrial space requires fewer tenant improvements, minimizing the level of recurring capital expenditures necessary to sustain rental income.  The Company generally seeks to avoid investment in any tenant specific space improvements.

•                  High Level of Tenant Investment.  Unlike office, retail and multi-family buildings, most warehouse and other industrial buildings are occupied by a single tenant. Relocation tends to be costly for tenants of warehouse and other industrial properties because of high tenant investment in production set-up expenses, machinery and other site specific improvements (in many cases higher than the landlord’s investment).  Often, buildings are selected because their location is critical to the reduction of logistics-related expenses, making relocation unattractive. To avoid relocation expense, tenants typically lease space that exceeds their immediate needs or space in buildings that are readily expandable. Tenant retention and expansion therefore tend to be higher than for other property types.

•                  Favorable Lease Terms.  Warehouse and other industrial buildings are generally leased on a “triple net” basis, under which tenants are contractually obligated to pay directly or to reimburse the landlord for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the leases generally provide for rental growth through contractual rent increases, reducing exposure to inflation.

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

•                  Limited Competition.  Because of the relatively low total investment in individual warehouse and other industrial properties, the Company’s typical competitor for assets of this size is a sponsor of a single asset partnership with typically a higher cost of capital and less financial flexibility.  While individuals and institutions may target stabilized smaller assets, few investors have the management depth or experience to acquire and manage the redevelopment projects of the Company.

•                  Saleable Properties.  Once stabilized, industrial real estate (both single properties and properties packaged as portfolios) is sought by a wide variety of institutional and other investors because of the relative stability of its returns and the nominal average value of the asset type.  Consistent investment demand for industrial assets facilitates CenterPoint’s recycling strategy of using disposition proceeds combined with retained cash flow to substantially reduce the need for external funding for new investment.

Focus on the Chicago Region.  CenterPoint’s target market, greater Chicago, is comprised of the market area within a 150-mile radius of the City of Chicago, including Milwaukee, Wisconsin and South Bend, Indiana. This region offers significant opportunities for investment in, and ownership of, warehouse and other industrial property.  The Chicago region lies at the center of one of the nation’s principal population and production regions. With over 1.4 billion square-feet of industrial/warehouse space (according to market data published by Colliers, Bennett and Kahnweiler and The Polacheck Company in December of 2005) and 24 diverse submarkets (according to a ranking of markets published by CB Richard Ellis in December of 2005), the Chicago region has become the largest and most diverse industrial market in the nation.  Its regional advantages have led to significant business in Chicago making it second only to New York in the number of Fortune 500 companies. The Chicago region is the continent’s premier transportation hub, possessing market advantages critical to industrial property investment.

•                  Transportation Advantages.  The Midwest’s transportation network, a result of its central continental location, underpins its status as a manufacturing and distribution center.  Extensive transportation infrastructure integrates the Chicago region with the rest of the Midwest, as well as other important business and distribution centers, including Los Angeles and northern New Jersey.

Chicago is the third largest container hub in the world after Singapore and Hong Kong.  Because Chicago is a dominant continental rail, road, air and water hub, the region has experienced significant growth in freight demands due to burgeoning intermodal transportation (the movement of goods, usually containerized, by two or more modes of transportation).  Nearly three-quarters of the nation’s rail freight passes through Chicago, with intermodal traffic the fastest growing segment. Many railway yards have been converted to handle rapidly growing intermodal demand.

•              Business Diversity.  Regional business diversity, resulting from Chicago’s location, size and transportation advantages, provides opportunity to capitalize on different trends affecting real estate demand across all significant industry groups.  An assorted tenant base also lessens the Company’s cyclical risk, reducing its exposure to changes in the fortunes of any single type of business. A study issued June 9, 2003 by Moody’s Investors Service validated Chicago as the most diverse metropolitan statistical area (MSA) in the country.  The diversity of Chicago’s economy nearly mirrored that of the nation as a whole.  This diversity makes the region less susceptible to a slowdown in a particular industry.

Virtually all large national and international firms that distribute products in the United States are served by manufacturing or distribution facilities located in the greater Chicago area.  As in other large industrial metro areas, Chicago’s diversity has been increasing due to its transformation from a manufacturing to a service-based economy.  The diversification of the regional economy into services accelerated during the recent expansion as manufacturers continued to restructure operations to lower costs.  The business services industry has been one of the main drivers of the Chicago economy during the past decade.

The Company believes other factors support the long term health of Chicago’s industrial property market.  These include a skilled labor force, plentiful water resources, and the competitiveness of regional manufacturing and distribution. In addition, management believes a favorable political climate exists for attracting and retaining business.  The State of Illinois, the City of Chicago and other area municipalities have worked aggressively and creatively to promote area business development.  Zoning initiatives have produced planned manufacturing districts where city-provided tax increment financing (“TIF”) subsidies are available. These initiatives bolster area industry, enhancing the Company’s opportunities.

3.     Disposition Strategy.

To maximize per share cash flow growth and the return on invested capital, the Company seeks to fund a substantial percentage of its new investment with capital “recycled” from the disposition of owned assets.  Assets targeted for sale are those that offer the lowest prospective total cash returns relative to their market value.  The volume of annual dispositions is determined by the volume of new higher yielding investments available at an acceptable risk-adjusted positive spread above the yields on the assets disposed to fund them.   Buyers include users, investors (institutional, private and foreign), 1031 exchange buyers, single asset partnerships, governments and other developers.

Disposition activity is undertaken by the Company and its subsidiaries, including its taxable subsidiary, CenterPoint Realty Services, Inc. (“CRS”), and other affiliates, principally CenterPoint Venture (described in further detail below), as well as project-specific development partnerships. The Company and its affiliates earn fees or gains from the development or acquisition of assets for immediate sale to tenants, institutions and other buyers.  These opportunities result from the size of the Company’s existing portfolio and its market penetration.

Gains and related fees from the disposition activity of the Company and its affiliates have been, and are expected to be, a recurring source of revenue and cash flow, and a material contributor to the Company’s return on invested capital.

4.              Financial Strategy.

The Company actively seeks to minimize its capital costs to maximize share value. It believes it does so by primarily funding new investment with proceeds from the disposition of lower yielding assets.  Capital from sales, plus significant retained cash flow, account for the bulk of annual required funds.   This strategy enhances per share cash flow growth and returns by avoiding dilution. From time to time, the Company supplements internally generated funds with external capital that offers the potential to lower its overall capital costs.  The Company maintains $250 million in lines of credit and additional lines of credit available through its affiliates.  The Company supplements internally supplied capital with proceeds from debt and equity issuances.  The Company also seeks to utilize, where available, tax-exempt debt and TIF for its developments.

The Company periodically supplements its capital base through ventures with other investors or developers. These ventures are used to share capital requirements and risk and typically invest in assets held or developed for near term sale. The Company believes that its ventures have increased its investment and funding flexibility.

Investment in and Advances to Affiliates.  Through CRS, the Company owns 25% of CenterPoint Venture which is engaged to position, package and sell stabilized industrial property investment opportunities.  CalEast Industrial owns the remaining 75% of CenterPoint Venture.  CalEast Industrial is an affiliate of CalEast, the Company’s parent company.  The more than $400 million fund is capitalized with equity commitments of $200 million by CalEast and $67 million by CenterPoint and supported by a $150 million credit facility.  The Company receives a preferential 10% cumulative return on its equity capital, 50% of any excess distributable cash between a 10% and 12.5% return and 62.5% of any excess distributable cash above a 12.5% return. The

Company also receives development, administrative and property management fees. As of December 31, 2005, CenterPoint Venture owned 6 warehouse and other industrial properties, totaling 1.0 million square feet.

At the end of 2004, the Company announced two new development joint ventures.  CenterPoint signed a joint venture agreement with UBS Real Estate to develop CenterPoint Intermodal Center – Rochelle. This joint venture, named Rochelle Development Joint Venture, will initially be capitalized with equity commitments of $60 million by UBS Real Estate and $15 million by CenterPoint, supported by a $30 million subscription facility led by Wachovia Securities.  Consistent with the Company’s capital recycling strategy, the venture expects to develop and sell completed leased buildings or to develop facilities to be owned by users. This venture will pay the Company development and other fees in addition to a promoted interest in profits, after invested equity achieves a hurdle return.

CenterPoint also formed CenterPoint WisPark Land Company LLC (“CenterPoint WisPark Venture”), a joint venture between CenterPoint Venture and WisPark LLC (the development subsidiary of Wisconsin Energy Corporation (NYSE: WEC)).  CenterPoint WisPark Venture was created to consolidate the parties’ fully improved land holdings in the I-94 corridor north of Chicago, which will initially include 512 developable acres. When fully developed, the land in CenterPoint WisPark Venture could accommodate up to eight million square feet. The new venture also has exclusive options to acquire other land parcels.

At closing, CenterPoint Venture assumed a 65% interest in CenterPoint WisPark Venture, an all equity venture.  CenterPoint Venture will provide construction capital for individual projects, expanding CenterPoint Venture’s ownership interest in each development, which is expected to average 90%.  CenterPoint and WisPark will jointly manage all development activity.  CenterPoint WisPark Venture will have an initial capitalization of $54 million.

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

Management Controls and Systems

Defined processes, integrated with comprehensive information systems and financial controls, support the Company’s business.  To facilitate its entrepreneurial business and limit operating risk, the Company has implemented comprehensive business and allied information and control systems, which it continually improves.  These include detailed operating, investment, and disposition processes, as well as integrated financial controls.  These controls were reviewed, revised (as necessary) and republished by the Company in 2003.  The Company believes that these systems provide significant benefits, including better tenant service, improved investment execution, and enhanced capital planning.

Transactions During 2005

During 2005, the Company accomplished the following:

2005 Acquisitions, Developments and Dispositions:

•                                          The Company acquired or completed development of 42 warehouse and other industrial properties and acquired six land parcels totaling 8.5 million square feet of buildings and approximately 292.0 acres of unimproved land, investing approximately $358.9 million.  In order to fund this and other investment activity, the Company disposed of 55 properties totaling 12.8 million square feet and seven land parcels of approximately 51.4 acres for approximately $570.9 million from the owned portfolio.

•                                          CenterPoint Venture acquired two warehouse properties and acquired one land parcel totaling 0.4 million square feet of buildings and approximately 2.9 acres of unimproved land, investing approximately

$12.1 million.  CenterPoint Venture disposed of twelve properties totaling 1.1 million square feet and two land parcels of approximately 20.6 acres for approximately $59.4 million.

2005 Developments in Progress:

•                                          At the end of 2005, the Company held five new warehouse and other industrial properties at various stages of development, totaling 4.0 million square feet, scheduled to be delivered in 2006.  Including assets delivered, the Company invested approximately $77.4 million in 2005 in owned developments.

2005 Financings:

•                                          On January 4, 2005, the Company marketed $23.3 million in tax-exempt bonds, issued by the City of Chicago, Illinois.  These adjustable rate revenue bonds are enhanced by a letter of credit.  These bonds were acquired by the Company at the time of the portfolio acquisition from Prime Group Realty Trust, completed in October 2004.  The bonds were not marketed by Prime Group Realty Trust prior to the acquisition.  The bonds bear interest at a weekly adjustable interest rate as determined by the remarketing agent (3.56% as of December 31, 2005) and terminate on June 1, 2022.

•                                          The Company paid off its outstanding $100.0 million aggregate principal amount of senior unsecured notes, which were bearing interest at a rate of 6.75%, on April 1, 2005, the maturity date of the notes.

•                                          In conjunction with a property sale on May 19, 2005, the Company paid off $19.5 million of mortgage notes payable that was previously assumed in 2005 with a property acquisition.

•                                          On June 30, 2005, the Company paid off a mortgage note payable related to a property in Oak Creek, Wisconsin.  The outstanding principal balance amounted to $1.8 million and was set to mature on August 1, 2005.

•                                          On August 23, 2005, the Company reduced its available line of credit facility from $350.0 million to $250.0 million due to the near term excess liquidity and to save on facility costs.

•                                          The Company reduced its non-recourse tax increment financing by $13.1 million upon the sale of three CIC properties.

Subsequent Transactions

As mentioned above, on March 8, 2006, the Company was acquired by CalEast.  CalEast purchased all of the outstanding common shares of the Company following the approval of a merger agreement by vote of the shareholders.

In connection with the merger, the Company requested its common shares and Series B Convertible Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”) be delisted from the New York Stock Exchange (“NYSE”).  The Company has received confirmation from the NYSE that the Company’s common shares and Series B Preferred Shares were delisted effective prior to the open of trading on March 9, 2006.

The Tax Conversion, which converted the Company from a REIT for federal income tax purposes to a partnership for federal income tax purposes, was effective on March 12, 2006.  A summary of certain United States federal income tax consequences to U.S. holders of CenterPoint Series D Flexible Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) resulting from the Tax Conversion is provided in the Current Report on Form 8-K filed March 13, 2006.

All of the Company’s outstanding options and restricted shares were terminated in connection with the acquisition of the Company by CalEast for a cash payment equal to the difference between the $50 per share merger consideration and the exercise price for options and $50 per share for restricted shares.  The total consideration paid amounted to approximately $103.1 million.

Also, the Company was under contract to sell 9 properties to CenterPoint James Fielding, LLC (“CNTJF”) at December 31, 2005.  On February 1, 2006, the Company closed on the sale of these properties to the venture for an aggregate sales price of $81.0 million.

Employees

At December 31, 2005, the Company had 109 full-time employees.  Of the full-time employees, 90 were involved with property management, development, operations, leasing and acquisition activities, and 19 were involved with general administration, financing activities, investor relations and human resources.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property.  The costs of removal or remediation of such substances can be substantial.  Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances.  The presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral.  The Company has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties owned or being acquired as of December 31, 2005, and the Company is not aware of any environmental condition with respect to any of its properties that it believes is likely to have a material adverse effect on the Company.  As part of due diligence during acquisition, the Company has subjected each of its properties to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants.  Some of these assessments have led to further investigation and sampling.  No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, or that no prior owner or operator created any material environmental condition not known to the Company or the independent consultants or that future uses or conditions (including, without limitation, customer actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities.  In addition to the properties described below, the Company has other properties with minor environmental exposure which in the aggregate are not material.  The Company maintains environmental insurance policies against environmental risks associated with its properties in amounts that vary by property between $10.0 million and $100.0 million.

(1)          900 Knell Road, Montgomery, Illinois. Soil and groundwater at this property were contaminated by the industrial operations of the former owner. Parties affiliated with the former owner are currently remediating the property, including entering the property into the Illinois Environmental Protection Agency (“IEPA”) Site Remediation Program (“SRP”) with the expectation of receiving one or more “no further remediation letter(s)” (“NFR”) within the next seven to ten years. This time period allows for several years of groundwater monitoring after the remediation is complete. The former owner and its affiliates are responsible for the contamination and its remediation, under both statute and contract.  Furthermore, in the event that the former owner and its affiliates do not fully satisfy their contractual obligations, the Company has received confirmation from its environmental insurance carrier that it will indemnify the Company for the covered damages after the Company satisfies its $0.1 million self-insured retention. Additionally, data from an environmental investigation conducted by the former owner has revealed the off-site presence of groundwater contamination comprised of similar constituents to the contamination on the property. To the extent that the off-site contamination is related to the on-site contamination, the Company has demanded that the former owner assume responsibility for the contamination and its remediation and notify the appropriate regulatory agencies of its presence. The former owner, qualified by a denial of liability, has agreed to resolve the off-site contamination through its efforts to obtain the NFR letter(s).

(2)          CenterPoint Intermodal Center (former Joliet Army Ammunition Plant, a.k.a Joliet Arsenal).  The Company is developing the CIC on a portion of the former Joliet Arsenal, which was listed as a federal Superfund Site in 1987.  Soil and groundwater at this property were contaminated by the industrial operations of the former owner, the United States Army, but all identified contamination was remediated before transfer to the Company.  The Company has nonetheless discovered two areas of contamination in the course of its development, which will be paid for by the former owner or by insurance policies purchased by the Company.  None of the estimated remediation costs of $2.0 - $5.0 million are expected to be borne by the Company.

(3)          McCook Industrial Center II (former McCook Metals, a.k.a. Reynolds Metals).  The Company is developing the McCook Industrial Center II on the former Reynolds Metals site in McCook, IL.  The property has been entered into the Illinois SRP by a prior owner.  The prior owner is, pursuant to a contractual obligation, taking the property through the SRP in order to obtain a NFR letter consistent with the Company’s development of the property.  The IEPA has approved the remedial action plan proposed by the former owner for the property.  As the development proceeds, the construction of the building pads and related infrastructure (e.g. parking lots), will constitute the “engineered barriers” and allow for the issuance thereafter of one or more NFR letter(s) for the property.  Environmental insurance has also been acquired as a contingency to any potential default on the part of the prior owner.

(4)       13535 Torrence Avenue, Chicago, Illinois.  The Company, through its subsidiary CenterPoint Chicago EnterPrise Center LLC, owns a property at 13535 Torrence Avenue, Chicago, Illinois.  On November 28, 2005, the Company learned of a sheen of oil on the adjacent river near a stormwater discharge pipe leading from the property.  As required by law, the Company notified the requisite local, state and federal emergency response authorities to the incident.  To date, no government agency has inquired or pursued enforcement against the Company regarding this incident.  Immediately after its discovery of the incident, the Company employed trained contractors to investigate and abate the conditions potentially related to the observed sheen on the river.  The Company is currently developing additional measures to permanently modify the storm sewers to prevent stormwater from passing through a nearby area of petroleum contamination and otherwise contribute contamination to the river.  The Company has entered this property into the Illinois SRP for the purpose of remediating the existing contamination and obtaining a NFR letter for the property.

Competition

Due to the size, strength and diversity of the Chicago market, CenterPoint faces competition for potential developments, acquisitions, dispositions and leases.  Generally speaking, CenterPoint faces any of one to eight different types of competitors in the market when seeking new or continued business: investors (institutional, private and foreign), 1031 exchange buyers, single asset partnerships, governments, REITs and users.  The degree and type of competition varies for individual transactions based on a variety of property specific factors that influence decisions.  These factors include, but are not limited to, the age and quality of the building, occupancy, location, tenant credit quality and the outlook for market rent.  Additionally, the political environment, local economy, tax laws, interest rates, access to capital and supply of new product can also determine the level of competition for transactions.

Website Access to Reports

The Company’s website address is www.CenterPoint-Prop.com.  The Company makes its periodic and current reports available on its website, free of charge, as soon as reasonably practical after such material is electronically filed with or furnished to the SEC.

Item 1A.         Risk Factors.

The Company is subject to risks due to the nature of its business.  The business of owning and investing in real estate is highly competitive. Several factors may adversely affect the economic performance and value or our properties and the Company.  These factors include, but are not limited to:

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

•                  Constraints on our business compelled by federal tax laws, which may, for example, cause us to forego otherwise attractive opportunities, liquidate otherwise attractive investments, or require us to make distributions that require borrowing;

•                  Penalties if we are unable to comply with federal tax laws;

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

•                  Changes or limitations in our ability to raise capital, which is dependent upon, among other things, our own financial structure and performance;

•                  The costs of compliance with or liabilities under environmental laws; and

•                  Dependence on key personnel, the loss of which could adversely affect our financial condition and cash flow and could be negatively perceived in the capital markets.

The most significant of these risks are described in greater detail below.

Real Estate Investment Risks

CenterPoint is subject to the general risks of investing in real estate. The business of owning and investing in real estate is highly competitive. Several factors may adversely affect the economic performance and value of our properties. These include:

•                  adverse changes in general or local economic conditions affecting real estate values, rental rates, interest rates, real estate tax rates and other operating expenses;

•                  competitive overbuilding;

•                  our inability to keep high levels of occupancy in our properties;

•                  our inability to control variable operating costs, including costs relating to maintenance and insurance with respect to our properties;

•                  tenant defaults; and

•                  potential liability under and unfavorable changes in governmental rules, regulations and fiscal policies (including rent control legislation, zoning, usage and tax laws and enforcement policies governing 1031 exchanges).

In addition, these same factors may affect our ability to sell our properties.

Acquiring, redeveloping and improving properties may involve unexpected costs. We acquire properties from time to time. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated, that the actual costs for rehabilitation, renovation and improvements identified in the pre-acquisition due diligence process exceed estimates, that the properties may operate at a cash deficit during the redevelopment and/or lease-up period and that a contractor will be unable to control costs or conform to the original plans and timetables. The contractor’s ability to control costs or conform to plans and timetables may be affected by strikes, weather, government regulations and other conditions beyond the contractor’s control. As a result, we may not realize the projected benefits from the acquisition, redevelopment and improvement of properties.

We may be unable to renew leases or relet space. When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if our tenants do renew or we are able to relet the space, the terms of renewal or reletting (including the cost of renovations, if necessary) may be less favorable than expiring lease terms. If we are unable to promptly renew our leases or relet space, or if the rental rates upon such renewal or reletting are significantly lower than current rates, then our profitability will be adversely affected.

Tenant defaults may adversely affect our distributable cash flow. Our results of operations and distributable cash flow would be adversely affected if tenants are unable to meet their obligations to us. In the event of default by tenants, we may experience delays and incur substantial costs in enforcing our rights as landlord. Upon a default, we may not be able to relet the space or to relet the space on terms that are as favorable to us as the defaulted lease, which could adversely affect our profitability.

We are not diversified geographically or by property type. Substantially all of our properties are located in the greater Chicago area, and substantially all of our properties are warehouse or other industrial properties. While we believe that our focus on this geographical area and property type is an advantage, adverse economic developments in the greater Chicago area may adversely affect our properties and, therefore, our profitability.

We face competition in our markets. Our properties are located in areas that have other warehouse and industrial properties which may be more attractive to potential tenants. Competition from other warehouse or industrial properties may adversely affect our ability to lease our properties and to increase the rentals charged on our leases. We also expect competition in the acquisition of existing properties and the development of new properties. This competition could increase prices for properties of the type that we would like to pursue. As a result, we may not be able, or have the opportunity, to make suitable investments on favorable terms in the future. This could adversely affect our profitability.

Real estate investments are not as liquid as other types of assets. The illiquid nature of real estate investments may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Thus, the illiquid nature of our real estate investments could adversely affect our profitability under certain economic conditions.

We may incur uninsured losses or liabilities. We carry comprehensive liability, fire, flood (where appropriate), extended coverage and rental loss insurance on all of our properties. There are, however, certain types of losses that are generally not insured, such as losses relating to earthquakes, riots, acts of war, acts of terrorism, losses caused by the presence of mold or losses relating to contract or lease claims. If an uninsured loss occurred or if a loss was incurred in excess of our insurance coverage limits, it could have a material adverse effect on our profitability.

Financing and Capital Risks

We are subject to debt financing risks. We regularly borrow money to finance our business. As a result, our business is subject to the risks normally associated with debt financing, including the risks that:

•                  we will be unable to meet required payments of principal and interest;

•                  we will not be able to refinance our existing indebtedness or, if we are able to refinance our existing indebtedness, the terms of such refinancing will not be as favorable as the original terms of such indebtedness; and

•                  we will not be able to finance necessary capital expenditures for renovations and other improvements or, if financed, we will not be able to finance such capital expenditures on favorable terms.

If we have mortgaged a property to secure payment of indebtedness and we are unable to meet the mortgage payments, the lender may foreclose on the property and we will lose the income and asset value of such property.

We would be adversely affected by rising interest rates. Advances under our credit facility bear interest at variable rates based on LIBOR or prime. Increases in interest rates would increase our interest expense which could adversely affect our profitability and our ability to service our debt. In addition, increases in costs of financing may lessen the appeal of some development or acquisition opportunities to us.

The financial covenants in our credit facility may limit our flexibility and dividend growth. The terms of our credit facility entered into on June 30, 2003 require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the credit facility even if we have satisfied our payment obligations.

We may not be able to access financial markets to obtain capital. In order to have qualified as a REIT for federal income tax purposes, we were required to distribute 90% of our taxable income to shareholders each year. As a result, we have relied on, and will continue to rely on, third party capital sources for many of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources on which we have relied and will continue to rely. We cannot guarantee that we will be able to access these markets, or any other source of capital. Our ability to access the public debt and equity markets depends on a variety of factors, including:

•                  general economic conditions affecting these markets;

•                  our own financial structure and performance; and

•                  the view of real estate companies in the market generally.

Environmental Risks

Ownership of properties involves environmental risks. Federal, state and local laws and regulations to protect the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination arising from that site. Recently, indoor air quality issues, including mold, have been highlighted in the media and the industry is seeing mold claims from lessees rising. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or abating mold conditions. However, due to the recent increase in mold claims and given that the law relating to mold is unsettled and subject to change, we could incur losses from claims relating to the presence of, or exposure to, mold or other microbial organisms, particularly if we are unable to maintain adequate insurance to cover such losses. We may also incur unexpected expenses relating to the abatement of mold on our properties.

Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of buildings containing asbestos (1) properly manage and maintain the asbestos, (2) notify and train those who may come into contact with asbestos and (3) undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements. These laws may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

Other Risks

We are dependent on key personnel. Our executive and other senior officers have a significant role in our success. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely affect our financial condition and cash flow. Further, such a loss could be negatively perceived in the capital markets.

Item 1B.         Unresolved Staff Comments.

The Company has no unresolved staff comments.

Item 2.            Properties.

The Company’s Warehouse and Other Industrial Properties

At December 31, 2005, the Company’s investment portfolio of operating warehouse and other industrial properties consisted of 201 properties, totaling approximately 31.9 million square feet, with a diverse base of approximately 301 tenants engaged in a wide variety of businesses.

The Company’s current properties are well located, with convenient access to area interstate highway, rail, and air transportation.  Most of the properties, both free standing and those located in CenterPoint business centers, are designed for warehousing and distribution.  The Company’s warehouse and other industrial buildings have an average project size of 158,715 square feet, and, on average, a tenant at warehouse and other industrial properties occupy 84,471 rentable square feet.  Although a number of the industrial properties are single-tenant facilities, most are designed to be divisible and to be leased by multiple tenants.  The Company seeks to own only properties that are well located and “generic,” i.e. suitable for use by firms in the wide range of industries operating in the area.

The leases for the warehouse and other industrial properties currently owned by the Company have terms between one and 13 years, with a weighted average remaining lease term, weighted on current rent, of approximately 4.5 years as of December 31, 2005.  In addition, rent from no single tenant comprised more than 2.0% of the Company’s total revenues as of December 31, 2005.

The Company’s distribution properties are designed for bulk storage of materials and manufactured goods and generally have interior heights of 22 feet or more and dock facilities for trucks as well as grade level loading for lighter vehicles and vans.  Many have direct access to rail.  Typically, the distribution buildings contain a minimal amount of office space.

CenterPoint Porperties Trust

Warehouse and Other Industrial Property Summary

As of 12/31/2005

	City	State	Year of Original Construction /Last Redevelopment and/or Expansion (1)	Annualized Base Rent Revenue (2)	Average Rent Per Sq Ft	GLA Sq Ft (3) (4)	Percent of Total GLA (5)	Percent of GLA Leased as of 12/31/05	No. of Tenants	Property Type(6)

2005 Investments

Lake County
30120 Skokie Highway	North Chicago	IL	2003	607,676	1.54	395,064	1.24%	100%	1	ACQ
1100 Lakeside Drive	Gurnee	IL	1989/2003	—	—	40,000	0.13%	0%	0	ACQ
3600 Sunset Avenue	Waukegan	IL	1970/2000	412,891	2.07	199,098	0.62%	50%	1	ACQ
3733-3737 Hawthorn Ct.	Waukegan	IL	1974	83,232	1.15	72,600	0.23%	42%	1	ACQ
5650 CenterPoint Court	Gurnee	IL	2005	974,196	5.36	181,715	0.57%	100%	1	BTS

N.E. Cook County
7084 N. McCormick	Lincolnwood	IL	1958/1993	746,954	3.25	230,153	0.72%	63%	2	ACQ
7500 North Linder	Skokie	IL	1960/1963	469,860	3.76	124,947	0.39%	100%	1	ACQ

Chicago O’Hare Area
2671 United Lane	Elk Grove Village	IL	1971/1975	79,223	5.45	14,540	0.05%	100%	1	ACQ
1260 Lunt Avenue	Elk Grove Village	IL	1978	326,080	6.51	50,117	0.16%	100%	2	ACQ
1949-51 Arthur Avenue	Elk Grove Village	IL	1966/1977	446,250	4.29	104,000	0.33%	100%	1	ACQ
84-94 O’Leary Drive	Bensenville	IL	1978/1993	998,980	6.38	156,523	0.49%	100%	2	ACQ
85-89 1/2 O’Leary Drive	Bensenville	IL	1976/1999	300,590	4.60	65,334	0.20%	100%	1	ACQ
91 O’Leary Drive	Bensenville	IL	1975/1997	—	—	76,410	0.24%	0%	0	ACQ
101-107 O’Leary Drive	Bensenville	IL	1976/1997	138,996	3.86	36,000	0.11%	100%	2	ACQ
800-802 E. Irving Park Rd.	Bensenville	IL	1975/2001	239,728	6.40	37,470	0.12%	100%	1	ACQ

Near West Suburbs
3708 North River Road	Franklin Park	IL	2002	833,019	2.56	325,045	1.02%	47%	2	ACQ
2233 West Street	River Grove	IL	1955	685,000	1.59	430,000	1.35%	100%	1	ACQ
4001-4045 Fleetwood	Franklin Park	IL	1972	164,610	4.14	39,726	0.12%	100%	5	ACQ
4002-4046 Tugwell	Franklin Park	IL	1972	133,862	3.37	39,726	0.12%	94%	3	ACQ
4041-4047 Tugwell	Franklin Park	IL	1972	20,050	0.98	20,512	0.06%	33%	1	ACQ

West Suburbs
145 N. Swift Rd.	Addison	IL	1980	263,400	2.48	106,400	0.33%	100%	1	ACQ

Central Kane/DuPage
1645 Downs Drive	West Chicago	IL	1975/2005	191,250	1.48	129,390	0.41%	35%	2	ACQ
1733 Downs Drive	West Chicago	IL	1975	451,116	3.10	145,528	0.46%	100%	1	ACQ
1005 Atlantic Drive	West Chicago	IL	1988/1994	389,000	3.89	100,000	0.31%	100%	1	ACQ
1800 Averill	Geneva	IL	2000	913,500	3.76	243,000	0.76%	100%	1	ACQ

North DuPage County
221 Covington Drive	Bloomingdale	IL	1991/1995	709,013	7.49	94,682	0.30%	100%	1	ACQ
468 Brighton Drive	Bloomingdale	IL	1991	281,769	2.33	120,822	0.38%	53%	1	ACQ

Far West Suburbs
999 Bilter Road	Aurora	IL	2001	1,340,645	3.52	381,221	1.19%	100%	2	ACQ

	City	State	Year of Original Construction /Last Redevelopment and/or Expansion (1)	Annualized Base Rent Revenue (2)	Average Rent Per Sq Ft	GLA Sq Ft (3) (4)	Percent of Total GLA (5)	Percent of GLA Leased as of 12/31/05	No. of Tenants	Property Type(6)

Chicago South
2638 126th Street	Chicago	IL	1953/1980	69,032	0.68	102,107	0.32%	17%	2	ACQ
2420 South Halsted	Chicago	IL	1940/1950	246,905	1.68	147,188	0.46%	38%	1	ACQ

Chicago North
4201 Victoria	Chicago	IL	1961/1971	201,279	1.61	125,000	0.39%	29%	1	ACQ

McHenry County
1175 Alexander Court	Cary	IL	1998	212,800	4.75	44,800	0.14%	100%	1	ACQ
165 Chicago Street	Cary	IL	1984/1996	437,897	7.18	61,000	0.19%	100%	1	ACQ

Southern Wisconsin
11925 W. Carmen	Milwaukee	WI	1969/1998	450,000	4.50	100,000	0.31%	100%	1	ACQ
8201 109th Street	Pleasant Prairie	WI	1999	1,119,946	4.25	263,671	0.83%	100%	4	ACQ

Subtotal 2005 Investments				$14,938,749		4,803,789	15.05%		50
Average					$3.11	137,251

Previously Owned Properties

Lake County
620-630 Butterfield Road	Mundelein	IL	1990	—	—	24,237	0.08%	0%	0	BTS
28618 N. Ballard	Lake Forest	IL	1984	300,000	5.03	59,688	0.19%	100%	1	ACQ
1810-1850 Northwestern Dr	Gurnee	IL	1977	564,644	4.60	122,712	0.38%	100%	3	ACQ
3849-3865 Swanson Court	Gurnee	IL	1978	108,000	1.08	100,000	0.31%	31%	1	ACQ
2400 Commerce Drive	Libertyville	IL	1994	—	—	58,021	0.18%	0%	0	ACQ
3740 Hawthorne	Waukegan	IL	1977	141,270	3.59	39,309	0.12%	50%	1	ACQ
1725 Delaney	Gurnee	IL	1960	21,981	0.69	31,684	0.10%	100%	1	ACQ
588 Lakeview Parkway	Vernon Hills	IL	1990	24,000	0.86	28,052	0.09%	50%	1	ACQ
1 Wildlife Way	Long Grove	IL	1978/1982	—	—	54,100	0.17%	0%	0	ACQ

N.E. Cook County
5990 Touhy Avenue	Niles	IL	1960/1993	1,613,632	5.34	302,378	0.95%	100%	3	RDV
222 Hartrey	Evanston	IL	1955/1961	—	—	128,281	0.40%	0%	0	ACQ
7500 Caldwell	Niles	IL	1971	—	—	84,954	0.27%	0%	0	ACQ
4000 Commercial	Northbrook	IL	1976/1988	1,005,000	3.42	293,937	0.92%	46%	2	ACQ
3450 W. Touhy	Skokie	IL	1972	922,797	6.77	136,392	0.43%	100%	4	ACQ
1543 Abbott Drive	Wheeling	IL	1989	166,203	3.78	43,930	0.14%	100%	2	ACQ

N.W. Cook County
900 W. University Drive	Arlington Heights	IL	1974	500,277	5.80	86,254	0.27%	100%	1	ACQ
1605 Penny Lane	Schaumburg	IL	1986	185,871	6.70	27,742	0.09%	100%	1	ACQ
1665 Penny Lane	Schaumburg	IL	1986	195,259	9.41	20,757	0.07%	100%	1	ACQ
1301 Tower Road	Schaumburg	IL	1960	660,881	13.11	50,400	0.16%	100%	1	ACQ
425 Algonquin Avenue	Arlington Heights	IL	1979	620,833	2.04	304,506	0.95%	81%	3	ACQ
1471 Business Center Drive	Mt. Prospect	IL	1989	491,217	6.15	79,900	0.25%	73%	2	ACQ

	City	State	Year of Original Construction /Last Redevelopment and/or Expansion (1)	Annualized Base Rent Revenue (2)	Average Rent Per Sq Ft	GLA Sq Ft (3) (4)	Percent of Total GLA (5)	Percent of GLA Leased as of 12/31/05	No. of Tenants	Property Type(6)

N. Kane County
1111 Bowes Road	Elgin	IL	1994	672,288	4.65	144,578	0.45%	100%	1	ACQ

Chicago O’Hare Area
1400 Busse Road	Elk Grove Village	IL	1975	159,031	1.05	151,761	0.48%	11%	8	ACQ
745 Birginal Road	Bensenville	IL	1974	—	—	113,266	0.36%	0%	0	ACQ
2600 Elmhurst Road	Elk Grove Village	IL	1995	596,400	5.68	105,000	0.33%	100%	1	BTS
850 Arthur Avenue	Elk Grove Village	IL	1971/1973	212,448	5.00	42,490	0.13%	100%	1	ACQ
1100 Chase Avenue	Elk Grove Village	IL	1980/1996	91,359	2.09	43,728	0.14%	100%	1	ACQ
875 Fargo Avenue	Elk Grove Village	IL	1980	405,965	4.93	82,368	0.26%	100%	1	ACQ
1501 Pratt Avenue	Elk Grove Village	IL	1973	599,700	3.95	151,900	0.48%	100%	2	ACQ
2801-2881 Busse Road	Elk Grove Village	IL	1997	1,284,012	5.11	251,076	0.79%	100%	1	BTS
2525 Busse Road	Elk Grove Village	IL	1975	4,090,854	4.61	887,465	2.78%	93%	11	ACQ
2701-2781 Busse Road	Elk Grove Village	IL	1997	1,443,626	5.75	251,076	0.79%	100%	2	BTS
745 Dillon Drive	Wood Dale	IL	1986	—	—	47,928	0.15%	0%	0	ACQ
515 Express Center Dr.	Chicago	IL	1997	1,450,425	11.99	120,971	0.38%	100%	3	BTS
517 Express Center Dr.	Chicago	IL	1997	2,663,802	15.52	171,685	0.54%	100%	1	BTS
1100-40 W. Thorndale	Itasca	IL	1984	234,240	4.88	48,000	0.15%	100%	1	ACQ
737 Fargo Ave.	Elk Grove Village	IL	1975	379,582	4.93	77,015	0.24%	100%	1	ACQ
951 Fargo Ave.	Elk Grove Village	IL	1973	512,518	4.93	103,987	0.33%	100%	1	ACQ
516 Express Center Drive	Chicago	IL	1999	2,438,358	15.90	153,345	0.48%	100%	2	BTS
600 East Irving Park Rd	Bensenville	IL	1982	86,208	8.92	9,664	0.03%	100%	1	ACQ
514 Express Center Dr	Chicago	IL	2000	2,318,548	10.78	215,000	0.67%	100%	1	BTS
1311 Meacham Avenue	Itasca	IL	1980	—	—	113,785	0.36%	0%	0	ACQ
500 Country Club Drive	Bensenville	IL	1974	827,640	2.75	301,228	0.94%	100%	1	ACQ
10 East Golf Road	Des Plaines	IL	1978	504,376	8.86	56,937	0.18%	100%	1	ACQ
891 Upper Express Drive	Chicago	IL	2003	1,331,915	10.64	125,180	0.39%	100%	1	BTS
801 Bryn Mawr Avenue	Itasca	IL	1978	431,511	2.16	200,064	0.63%	100%	1	ACQ
1600 W. Glenlake Rd	Itasca	IL	1976	163,000	2.18	74,800	0.23%	100%	1	ACQ
1723-57 Marshall Drive	Des Plaines	IL	1968	296,246	3.40	87,225	0.27%	100%	3	ACQ
2200 Busse Road	Elk Grove Village	IL	1972/1987	1,831,875	3.75	488,738	1.53%	100%	1	ACQ
80 Scott Street	Elk Grove Village	IL	1959/1973	—	—	22,500	0.07%	0%	0	ACQ
160 Scott Street	Elk Grove Village	IL	1960/1969	—	—	23,790	0.07%	0%	0	ACQ
200 Scott Street	Elk Grove Village	IL	1979	—	—	18,745	0.06%	0%	0	ACQ
230 Scott Street	Elk Grove Village	IL	1962/1966	199,797	8.18	24,425	0.08%	100%	1	ACQ
899 Upper Express Drive	Chicago	IL	2004	759,960	24.00	31,665	0.10%	100%	1	BTS

Near West Suburbs
3400 N Powell	Franklin Park	IL	1961/1980	435,991	3.79	115,097	0.36%	100%	1	ACQ
11440 W Addison	Franklin Park	IL	1961/1965	391,680	3.51	111,588	0.35%	100%	1	ACQ
3434 N. Powell	Franklin Park	IL	1960/1966	352,440	3.88	90,760	0.28%	100%	1	ACQ
1999 N Ruby	Melrose Park	IL	1952/1962	379,536	3.52	107,852	0.34%	100%	1	ACQ
11550 W. King	Franklin Park	IL	1963	247,873	3.61	68,663	0.22%	100%	1	ACQ
317 W. Lake Street	Northlake	IL	1972	1,328,334	4.37	303,935	0.95%	71%	2	ACQ
200 Champion Drive	Northlake	IL	1998	1,099,856	4.62	238,064	0.75%	100%	1	BTS
400 North Wolf Road	Northlake	IL	1956/1997	5,449,407	3.56	1,529,926	4.80%	99%	2	ACQ
100 W. Whitehall	Northlake	IL	1999	993,400	3.95	251,584	0.79%	100%	2	BTS
505 Railroad Avenue	Northlake	IL	1965/1988	906,400	3.19	284,165	0.89%	100%	1	ACQ
4211 Madison	Hillside	IL	1977	447,323	4.95	90,344	0.28%	100%	1	ACQ
4160 Madison	Hillside	IL	1949/1974	433,266	5.45	79,532	0.25%	100%	2	ACQ
11039 Gage Avenue	Franklin Park	IL	1964/1995	140,165	6.39	21,935	0.07%	100%	1	ACQ
11045 Gage Avenue	Franklin Park	IL	1969	614,700	4.50	136,600	0.43%	100%	1	ACQ
4300 Madison	Hillside	IL	1980	634,393	4.99	127,129	0.40%	100%	3	ACQ
10601 Seymour Avenue	Franklin Park	IL	1963/1970	3,603,039	5.14	700,899	2.20%	100%	2	ACQ/RDV
2553 North Edgington	Franklin Park	IL	1967/1995	829,477	3.02	274,303	0.86%	78%	3	ACQ

	City	State	Year of Original Construction /Last Redevelopment and/or Expansion (1)	Annualized Base Rent Revenue (2)	Average Rent Per Sq Ft	GLA Sq Ft (3) (4)	Percent of Total GLA (5)	Percent of GLA Leased as of 12/31/05	No. of Tenants	Property Type(6)

West Suburbs
425 N. Villa Ave.	Villa Park	IL	1996	177,024	24.59	7,198	0.02%	100%	1	ACQ
1808 Swift Road	Oakbrook	IL	1998	667,200	4.43	150,569	0.47%	65%	1	ACQ
515 Factory Road	Addison	IL	1965	120,540	5.08	23,720	0.07%	100%	1	ACQ
370 Carol Lane	Elmhurst	IL	1976-1978	306,124	5.08	60,290	0.19%	100%	1	ACQ
200 South Mitchell	Addison	IL	1981	729,986	4.80	152,200	0.48%	100%	2	ACQ
343 Carol Lane	Elmhurst	IL	1989	187,724	6.24	30,084	0.09%	100%	1	ACQ
388 Carol Lane	Elmhurst	IL	1976-1978	258,509	6.38	40,502	0.13%	100%	2	ACQ
342-46 Carol Lane	Elmhurst	IL	1989	492,270	7.25	67,935	0.21%	100%	2	ACQ

Central Kane/DuPage
425 South 37th Avenue	St. Charles	IL	1975	422,735	4.10	103,106	0.32%	100%	1	ACQ
22 W 760 Poss St.	Glen Ellyn	IL	1964	144,240	12.04	11,976	0.04%	100%	1	ACQ
1000 Swanson Dr.	Batavia	IL	1990	360,000	33.96	10,600	0.03%	100%	1	ACQ
555 Kirk Road	St. Charles	IL	1990	268,320	4.30	62,400	0.20%	100%	1	ACQ
1250 Carolina Drive	West Chicago	IL	1988	483,786	3.23	150,000	0.47%	100%	1	BTS

North DuPage County
350 Randy Road	Carol Stream	IL	1974	75,002	2.98	25,200	0.08%	50%	3	ACQ
200 East Fullerton	Carol Stream	IL	1968	—	—	66,254	0.21%	0%	0	ACQ
550 Kehoe	Carol Stream	IL	1996	322,029	7.22	44,575	0.14%	100%	1	ACQ
500 Wall St	Glendale Heights	IL	1989	619,174	2.80	221,104	0.69%	100%	2	ACQ
440 Medinah Road	Roselle	IL	1985	341,280	1.12	305,621	0.96%	34%	1	ACQ
450 Medinah Road	Roselle	IL	1985	643,218	4.00	161,000	0.50%	100%	1	ACQ

Far West Suburbs
900 Knell Road	Montgomery	IL	1960	1,042,874	1.05	992,462	3.11%	54%	3	ACQ
1455 Sequoia	Aurora	IL	2000	209,760	0.81	257,600	0.81%	21%	1	ACQ
400 Fort Hill Drive	Naperville	IL	1970	72,000	11.12	6,475	0.02%	100%	1	BTS
2301 North Route 30	Plainfield	IL	1972	813,472	2.99	272,217	0.85%	100%	2	ACQ

Southwest Suburbs
6600 River Road	Hodgkins	IL	1968	1,663,800	2.64	630,410	1.98%	100%	1	ACQ
7447 South Central Avenue	Bedford Park	IL	1975	310,800	2.63	118,218	0.37%	100%	1	ACQ
7525 South Sayre	Bedford Park	IL	1981	349,584	2.84	123,178	0.39%	100%	3	ACQ
7633 S. Sayre	Bedford Park	IL	1968	109,800	7.82	14,039	0.04%	100%	1	ACQ
7201 S. Leamington	Bedford Park	IL	1958	—	—	106,800	0.33%	0%	0	ACQ
7330 Santa Fe	Hodgkins	IL	1979	266,996	1.13	235,560	0.74%	63%	3	ACQ
9901-9913 South 78th Avenue	Hickory Hills	IL	1981	461,988	5.56	83,096	0.26%	100%	5	ACQ

Chicago South
4400 South Kolmar	Chicago	IL	1966	239,821	2.61	92,000	0.29%	51%	1	ACQ
13535 Torrence Avenue - A & A1	Chicago	IL	1916-1950	1,631,381	2.60	626,427	1.96%	71%	2	ACQ
13535 Torrence Avenue - T	Chicago	IL	1920-1940	110,344	1.50	73,612	0.23%	67%	2	ACQ
13535 Torrence Avenue - S	Chicago	IL	1930-1940	—	—	54,743	0.17%	0%	0	ACQ
13535 Torrence Avenue - P,Q,R	Chicago	IL	1916-1950/1989	791,388	4.28	184,794	0.58%	100%	2	ACQ
13535 Torrence Avenue - C	Chicago	IL	1930-1940	335,497	3.38	99,333	0.31%	100%	2	ACQ
1401 S. Jefferson Street	Chicago	IL	1967/1985	119,129	6.90	17,265	0.05%	100%	1	ACQ

Chicago North
10801 West Irving Park Drive	Chicago	IL	1999	898,608	4.85	185,280	0.58%	100%	1	BTS

South Suburbs
21399 Torrence Avenue	Sauk Village	IL	1987	632,500	1.70	372,835	1.17%	55%	1	ACQ
16951 State Street	South Holland	IL	1983	126,348	6.19	20,409	0.06%	69%	2	ACQ
16750 S. Vincennes Ave	South Holland	IL	1970	369,000	1.82	202,510	0.63%	73%	1	ACQ
5619-25 West 115th Street	Alsip	IL	1974	1,116,000	2.79	399,511	1.25%	87%	3	RDV
11701 South Central Avenue	Alsip	IL	1970	—	—	297,207	0.93%	0%	0	ACQ
11601 South Central Avenue	Alsip	IL	1970	954,000	3.67	260,000	0.82%	100%	1	ACQ
11801 South Central Avenue	Alsip	IL	1985	—	—	284,386	0.89%	0%	0	ACQ

	City	State	Year of Original Construction /Last Redevelopment and/or Expansion (1)	Annualized Base Rent Revenue (2)	Average Rent Per Sq Ft	GLA Sq Ft (3) (4)	Percent of Total GLA (5)	Percent of GLA Leased as of 12/31/05	No. of Tenants	Property Type(6)

Far S.W. Suburbs
1319 Marquette Drive	Romeoville	IL	1990	316,023	8.69	36,349	0.11%	100%	1	BTS
250 W. 63rd St.	Westmont	IL	1967	196,692	19.21	10,240	0.03%	100%	1	ACQ
1265 Naperville Dr.	Romeoville	IL	1996	99,060	1.35	73,385	0.23%	25%	1	ACQ
145 Tower Dr	Burr Ridge	IL	1968	—	—	63,687	0.20%	0%	0	ACQ
2200 Channahon Road	Joliet	IL	1950	952,115	2.91	326,685	1.02%	100%	1	ACQ
2200 Channahon Road	Joliet	IL	1950	1,798,073	3.07	586,100	1.84%	100%	1	ACQ
990 E. 107th Street	Woodridge	IL	1988	377,232	3.72	101,463	0.32%	100%	1	ACQ
625 Willowbrook Centre	Willowbrook	IL	2001	649,510	15.61	41,600	0.13%	100%	1	BTS

McHenry County
875 Diggins Rd.	Harvard	IL	1952	567,757	4.50	126,304	0.40%	100%	1	ACQ

N.W. Indiana
425 West 151st Street	East Chicago	IN	1913/1991	349,946	1.05	333,700	1.05%	74%	4	RDV
201 Mississippi Street	Gary	IN	1945/1988	2,930,183	2.76	1,060,136	3.32%	78%	9	RDV
1827 North Bendix Drive	South Bend	IN	1964/1990	582,314	2.92	199,730	0.63%	100%	1	ACQ
101 45th Street	Munster	IN	1991	—	—	350,133	1.10%	0%	0	ACQ
One North Bridge Street	Gary	IN	2003	—	—	425,000	1.33%	0%	0	RDV
4407 Railroad - Plant 4	East Chicago	IN	1930-1950	358,904	3.53	101,554	0.32%	100%	2	ACQ
4407 Railroad - Plant 2	East Chicago	IN	1930-1950	103,199	0.61	169,435	0.53%	17%	1	ACQ
4407 Railroad - Plant 3	East Chicago	IN	1930-1950	480,000	1.65	291,550	0.91%	53%	1	ACQ
4527 Columbia	Hammond	IN	1940’s	755,314	2.94	256,595	0.80%	99%	2	ACQ
4531 Columbia	Hammond	IN	1930-1950	477,373	1.79	266,967	0.84%	99%	4	ACQ

Southern Wisconsin
7501 North 81st Street	Milwaukee	WI	1987	1,327,333	7.22	183,958	0.58%	100%	1	ACQ
2003-2201 S. 114th Street	West Allis	WI	1965	793,468	3.26	243,350	0.76%	100%	2	ACQ
4700 Ironwood Drive	Franklin	WI	1998	473,341	3.84	123,200	0.39%	100%	1	BTS
5611 Mill Road	Milwaukee	WI	1960	81,024	1.82	44,435	0.14%	62%	2	ACQ
11100 Silver Springs Rd.	Milwaukee	WI	1968	603,876	4.74	127,400	0.40%	100%	1	ACQ
3511 W. Green Tree	Milwaukee	WI	1969/1971	292,002	1.70	172,000	0.54%	69%	3	ACQ
301 E. Vienna	Milwaukee	WI	1999	693,474	5.96	116,354	0.36%	100%	1	ACQ
6600 N. Industrial Rd	Milwaukee	WI	1973	358,800	3.25	110,400	0.35%	100%	1	ACQ
6333 West Douglas	Milwaukee	WI	1970	84,322	3.29	25,607	0.08%	81%	2	ACQ
7620 South 10th Street	Oak Creek	WI	1970	461,100	3.07	150,192	0.47%	100%	1	ACQ
7020 Parkland Court	Milwaukee	WI	1979	387,270	3.20	120,879	0.38%	100%	1	ACQ
7025 Parkland Court	Milwaukee	WI	1973	395,492	1.75	226,109	0.71%	27%	2	ACQ
315 Edgerton	Milwaukee	WI	1971	305,820	4.81	63,580	0.20%	80%	2	ACQ
4930 South 2nd Street	Milwaukee	WI	1972	220,672	4.27	51,721	0.16%	100%	3	ACQ
4950 South 2nd Street	Milwaukee	WI	1973	86,022	4.43	19,440	0.06%	100%	2	ACQ
4960 South 2nd Street	Milwaukee	WI	1971	48,527	2.52	19,278	0.06%	59%	2	ACQ
5140 South 3rd Street	Milwaukee	WI	1978	64,024	3.81	16,800	0.05%	100%	3	ACQ
5144 South 3rd Street	Milwaukee	WI	1972	59,328	3.09	19,200	0.06%	100%	2	ACQ
4903 South Howell	Milwaukee	WI	1977	104,248	4.34	24,000	0.08%	100%	3	ACQ
4965 South Howell	Milwaukee	WI	1976	172,651	5.38	32,115	0.10%	100%	2	ACQ
5050 South 2nd Street	Milwaukee	WI	1970	230,664	4.65	49,605	0.16%	100%	1	ACQ
300 West Edgerton	Milwaukee	WI	1970	194,950	4.87	40,000	0.13%	100%	3	ACQ
1901 Chicory Road	Mt. Pleasant	WI	1970	819,809	6.74	121,606	0.38%	84%	2	ACQ
1500 W. Zellman Court	Milwaukee	WI	1998	253,416	12.18	20,800	0.07%	100%	1	ACQ
8901 102nd Street	Pleasant Prairie	WI	1990	401,250	3.80	105,637	0.33%	100%	1	ACQ
2900 South 160th Street	New Berlin	WI	1972/1974/1978	382,159	2.08	183,480	0.58%	100%	1	ACQ
N 53 W 24700 Corporate Circle	Sussex	WI	1998	685,440	3.57	192,000	0.60%	100%	1	ACQ
6400 West Enterprise Drive-C	Mequon	WI	1990/1998	1,476,734	4.59	321,634	1.01%	100%	1	ACQ
6400 West Enterprise Drive-A	Mequon	WI	1990/1998	507,019	3.80	133,284	0.42%	100%	1	ACQ
6400 West Enterprise Drive-B	Mequon	WI	1990/1998	155,501	4.79	32,480	0.10%	100%	1	ACQ

Ohio
2800 Henkle Drive	Lebanon	OH	1994/1995/1997	393,450	3.00	131,150	0.41%	100%	1	ACQ

Subtotal Prevously Owned				$94,545,960		27,098,003	84.97%
Average					$3.49	163,241

Grand total all warehouse and other industrial properties				$109,484,709		31,901,792	100.00%		301
Average					$3.43	158,715		79.7%

Grand total all warehouse and other industrial properties				$109,484,709		29,345,609		86.9%
excluding out of service at 12/31/2005
Average					$3.73	153,642
excluding out of service at 12/31/2005

(1)                                  The first year is the year of original construction.  The second date, where applicable, is the year of last redevelopment and/or expansion.

(2)                                  “Annualized base rent revenue” is calculated as twelve months of the base rent in effect on December 31, 2005.

(3)                                  “GLA” means gross leasable area.

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

As of December 31, 2005, the Company classified 18 operating properties, a land parcel in Naperville, Illinois, a land parcel in McCook, Illinois and two build-to-suits for sale at McCook Industrial Center as held for sale.  All of these above mentioned properties were under contract for sale as of December 31, 2005.  Of the 18 operating properties held for sale, 9 properties were scheduled to be sold to CNTJF in the first quarter of 2006.

Properties Under Development and Land Held for Development

The Company and its subsidiaries have investments in five uncompleted warehouses, totaling 4.0 million square feet as of December 31, 2005.  The Company’s developments include buildings under construction at CIC, McCook Industrial Center, McCook, Illinois, O’Hare North and other developments which are leased and at various stages of completion.  The Company and its subsidiaries also own or control several stand-alone land parcels and industrial parks under various stages of development, totaling 3,009 acres.

	Acres	Estimated Building Area

CenterPoint Intermodal Center, Elwood, IL	539	7,000,000
DuPage Tech Park, West Chicago, IL	446	5,200,000
I94/173 Property, Wadsworth, IL	226	2,747,000
Knell Road, Montgomery, IL	169	1,800,000
CenterPoint Business Center - McCook North, McCook, IL	146	2,700,000
CNT Business Center I-80	70	1,200,000
I88 & Randall Road, Aurora, IL	63	1,000,000
Gurler Road & 1st St., DeKalb, IL	36	627,000
O’Hare Express North, Chicago, IL	24	484,000
California Avenue Business Center, Chicago, IL	20	476,000
Douglas Road & Kirk Road, Batavia, IL	19	310,000
Meacham & Medinah, Itasca, IL	18	50,000
Creekside Corporate Center, Oak Creek, WI	17	300,000
Mitchell Int. Business Park, Cudahy, WI	15	283,000
Diehl Rd., Naperville, IL	15	261,000
3400 W. Pratt, Lincolnwood, IL	13	226,000
Jefferson & Aurora Avenue, Naperville, IL	12	890,000
440-4635 Railroad, East Chicago, IN	9	156,000
CenterPoint Business Center, McCook, IL	8	139,000
3600 Sunset, Waukegan, IL	7	159,000
Harris & Commerce Drive, Libertyville, IL	5	87,000

Total owned or controlled by CenterPoint	1,877	26,095,000

Lakeview Corporate Park, Kenosha, WI	380	6,005,350
CenterPoint Intermodal Center - Rochelle, Rochelle, IL	338	4,150,000
Prairewood, Pleasant Prairie, WI	144	2,400,000
Badger, Pleasant Prairie, WI	89	1,480,000
Grandview Corporate Park, Racine, WI	74	1,460,000
Steinbrink (Lakeview), Kenosha, WI	54	600,000
CenterPoint Business Center, Gurnee, IL	39	787,000
Chicago Manufacturing Center, Chicago, IL	14	244,000

Total owned or controlled by Affiliates	1,132	17,126,350

Total owned or controlled by CenterPoint and Affiliates	3,009	43,221,350

Lease Expirations

The following table shows, as of December 31, 2005, scheduled lease expirations for the Company’s warehouse and other industrial properties commencing January 1, 2006 and for the next ten years, assuming that no tenants exercise renewal options:

Year Ending December 31	No. of Leases Expiring	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent Expiring Leases	Average Base Rent per Sq Ft Under Expiring Leases	% of Total Properties GLA Represented by Expiring Leases	% of 2005 Base Rent Represented by Expiring Leases

2006	84	4,627,547	$17,780,060	$3.84	14.5%	19.0%
2007	46	4,532,603	18,162,345	4.01	14.2%	19.5%
2008	41	3,556,311	14,530,465	4.09	11.1%	15.6%
2009	35	2,443,892	12,484,255	5.11	7.7%	13.4%
2010	28	1,800,858	8,730,574	4.85	5.6%	9.3%
2011	15	2,445,157	8,965,651	3.67	7.7%	9.6%
2012	7	1,033,675	3,706,497	3.59	3.2%	4.0%
2013	12	1,251,372	4,897,445	3.91	3.9%	5.2%
2014	9	986,790	4,719,046	4.78	3.1%	5.1%
2015	10	1,104,244	5,064,848	4.59	3.5%	5.4%

Options to Purchase Granted to Certain Tenants

At December 31, 2005, the Company has six properties subject to purchase options, as follows:

•                  The property located at 343 Carol Lane, Elmhurst, Illinois is subject to a purchase option exercisable on February 1, 2008.  The tenant has exercised this option and the purchase price is $1.5 million.

•                  The property located at 6600 Industrial Road, Milwaukee, Wisconsin is subject to a purchase option at fair market value, exercisable after July 18, 2006.

•                  The property located at 230 Scott Street, Elk Grove Village, Illinois is subject to a purchase option for $1.5 million, exercisable at any time prior to the end of the lease, which is June 30, 2010.

•                  The property located at 27236 Baseline Road, Elwood, Illinois is subject to a purchase option for $14.5 million, exercisable after August 1, 2007.

•                  The property located at 11045 Gage Avenue, Franklin Park, Illinois is subject to a purchase option for $7.4 million, exercisable until July 1, 2007.

•                  The property located at 1319 Marquette Drive, Romeoville, Illinois is subject to a purchase option for $4.2 million, exercisable after April 1, 2006.

For all of these options agreements, the option price exceeds the Company’s current net book value for the property.

In addition to purchase options, the Company has granted to tenants of certain properties a right of first refusal (in the event the Company has received an unsolicited offer from a third party to purchase the property which the Company desires to accept) or a right of first offer (in the event the Company has not received an unsolicited third party offer for the property but desires to entertain an offer).  As of December 31, 2005, the Company had such clauses in 17 (or 5.6%) of its operating warehouse and other industrial leases.

Item 3.            Legal Proceedings.

The Company is involved in various legal proceedings in the ordinary course of its business but is not subject to or involved in, nor is the Company aware of, any pending or threatened litigation which it believes could reasonably have a material negative effect on the financial position or results of operations of the Company.  For a description of remediation activities currently underway at certain of the Company’s properties, see “Environmental Matters” under Item 1 above.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public market for the common shares of the Company.  As of March 8, 2006, following the effective time of the merger with an indirect subsidiary of CalEast, Solstice Holdings LLC (“Solstice”) owns 100% of the outstanding common shares of the Company.   CalEast indirectly owns approximately 99% of the outstanding Class A Units of Solstice.

The future availability of funds for distribution will be restricted by certain covenants of the Company’s unsecured credit facility; such as the covenant that restricts the total common dividends to 90% of the Company’s operating cash flows.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the acquisition of the Company by CalEast, all of the Company’s existing equity compensation plans were terminated.  As described in “Item 11. Executive Compensation—Incentive Plans,” the Company’s executive officers and key employees are eligible to participate in a Management Incentive Plan pursuant to which they are entitled to receive units in a separate limited liability company (the “Management LLC”).  Solstice, the Company’s parent company, has issued a special class of membership interests to the Management LLC.  In addition, executive officers and key employees are eligible to participate in the Solstice’s Retention and Incentive Equity Compensation Program (the “RIECP”).  For further information, see Item 11.

Summary of Distributions and Dividends

In order to comply with the REIT requirements of the Code, CenterPoint was required to make common share distributions (other than capital gain distributions) to its shareholders in amounts at least equal to 90% of its “REIT taxable income” computed without regard to the dividends paid deduction.  The Tax Conversion, which converted the Company from a REIT for federal income tax purposes to a partnership for federal income tax purposes, was effective on March 12, 2006.  For information regarding the taxability of CenterPoint’s 2005 dividends, see Note 15 to the Company Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities and the Use of Proceeds

In 2005, the Company purchased common shares of the Company totaling $26.1 million in open-market transactions, as described in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1 to January 31	—	$—
February 1 to February 28	—	—
March 1 to March 31	—	—
April 1 to April 30	401,400	40.75
May 1 to May 31	102,700	41.81
June 1 to June 30	—	—
July 1 to July 31	—	—
August 1 to August 31	136,500	40.19
September 1 to September 30	—	—
October 1 to October 31	—	—
November 1 to November 30	—	—
December 1 to December 31	—	—

Total	640,600	$40.74

Item 6.  Selected Financial Data

The following tables set forth, on a historical basis, selected financial data for the Company.  The following table should be read in conjunction with the historical financial statements of the Company and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both included elsewhere in this Form 10-K.

The selected financial data for the Company is not necessarily indicative of the actual financial position of the Company or results of operations at any future date or for a future period.  Also, the following share information has been adjusted to reflect the June 30, 2004 two-for-one split of the common shares of the Company.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousand, except per share and property information)

Operating Data:
Total revenues	$194,856	$100,367	$103,175	$102,135	$102,574
Property expenses (1)	(61,574)	(51,641)	(45,062)	(37,865)	(35,533)
Depreciation and other amortization	(34,171)	(25,448)	(21,305)	(21,592)	(22,985)
General and administrative	(17,638)	(11,994)	(8,681)	(7,023)	(5,566)
Build-to-suit for sale construction costs	(52,475)	—	—	—	—
Other income / (expense)
Interest income	1,825	1,917	2,430	576	1,521
Interest expense	(29,050)	(33,032)	(25,735)	(27,456)	(32,299)
Amortization of deferred financing costs	(3,742)	(3,567)	(3,354)	(2,918)	(2,376)
Early extinguishment of debt	—	—	—	—	(1,616)
Impairment of asset (2)(3)(4)(5)	(1,153)	(937)	—	(1,228)	(37,994)
Provision for income tax (expense) benefit	2,592	993	(389)	(1,575)	748
Equity in net income (loss) of affiliate	881	5,703	2,281	1,994	3,309
Gain from sale of equity interest	—	6,469	—	—	—
Income from continuing operations	351	(11,170)	3,360	5,048	(30,217)
Discontinued operations:
Gain on sale of real estate, net of tax	111,176	57,412	36,308	29,899	—
Income from operations of sold properties, net of tax	17,733	46,681	32,967	27,483	28,061
Gain on sale of real estate, net of tax	7,082	185	5,421	12,962	30,153
Cumulative effect of change in accounting principle, net of tax (6)	—	—	6,528	—	—
Net income	136,342	93,108	84,584	75,392	27,997
Preferred dividends	(6,328)	(2,621)	(9,599)	(10,090)	(10,090)
Net income available to common shareholders	$130,014	$90,487	$74,985	$65,302	$17,907

Basic EPS:
Income available to common shareholders from continuing operations	$0.02	$(0.29)	$(0.02)	$0.17	$(0.23)
Discontinued operations	2.66	2.20	1.51	1.26	0.63
Cumulative effect of change in accounting principle (6)	—	—	0.14	—	—
Net income available to common shareholders	$2.68	$1.91	$1.63	$1.43	$0.40

Diluted EPS:
Income available to common shareholders from continuing operations	$0.02	$(0.29)	$(0.02)	$0.17	$(0.23)
Discontinued operations	2.58	2.20	1.51	1.23	0.63
Cumulative effect of change in accounting principle (6)	—	—	0.14	—	—
Net income available to common shareholders	$2.60	$1.91	$1.63	$1.40	$0.40

Proforma results of operations assuming new method of accounting for certain developer notes was applied retroactively (6):

Net income	$136,342	$93,108	$78,056	$81,920	$27,997

Basic EPS:
Net income available to common shareholders	$2.68	$1.91	$1.49	$1.58	$0.40

Diluted EPS:
Net income available to common shareholders	$2.60	$1.91	$1.49	$1.54	$0.40

Balance Sheet Data (End of Period):
Investment in real estate (before accumulated depreciation and amortization)	$1,295,714	$1,457,311	$1,342,374	$1,219,109	$1,197,900
Real estate held for sale, net of depreciation	115,417	49,210	6,302	48,631	22,555
Net investment in real estate	1,251,369	1,335,165	1,179,289	1,124,153	1,100,232
Total assets	1,442,379	1,593,505	1,419,242	1,310,742	1,182,671
Total debt	682,509	873,509	834,865	697,101	586,527
Shareholders’ equity	635,434	606,964	482,501	526,959	513,795
Other Data:
Net cash flow:
Operating activities	$68,814	$82,773	$76,502	$59,366	$73,229
Investing activities	247,488	(115,855)	(137,285)	(112,882)	(76,502)
Financing activities	(317,661)	34,347	59,779	52,900	4,064
Preferred dividends	(6,358)	(2,367)	(6,311)	(10,090)	(10,090)
Common dividends	(83,587)	(74,421)	(56,492)	(53,083)	(47,423)
Common dividends per share	1.71	1.56	1.22	1.16	1.05
Return of capital portion of distribution	—	(23,815)	—	(52,876)	—
Number of properties owned at the end of the year (7)	201	216	190	190	178

(1)                                  Property expenses include real estate taxes, and property operating and leasing (“POL”) expense.

(2)                                  As of March 31, 2005, the Company had one property held for sale in which the carrying value of the property, 2601 Bond Street, University Park, Illinois, was greater than the expected net sale proceeds; therefore the Company recorded a $0.7 million impairment.  As of September 30, 2005, the Company had two land parcels in Naperville, Illinois held for sale in which the carrying value of the properties was greater than the expected net sale proceeds.  Therefore, the Company recorded a $0.5 million impairment.

(3)                                  At December 31, 2004, one of the Company’s land parcels, located in Naperville, Illinois, was held for sale when it went under contract for sale.  The expected proceeds upon sale after costs were lower than the carrying value of the property, so the Company recorded an impairment on this land in 2004.

(4)                                  At December 31, 2002, the Company had its remaining interest in certain land leased to the BNSF at CIC and 64 acres of land at Jefferson and Aurora Avenue in Naperville, IL held for sale because the properties were under contract for sale.  The Company recognized an impairment on the Naperville land because the expected proceeds upon sale after costs were lower than the carrying value of the property.

(5)                                  At December 31, 2001, the Company had an office property held for sale.  This property was the former headquarters of HALO and was located at 5800 Touhy Avenue in Niles, Illinois. The bankruptcy of HALO caused a reduction in the property value and on December 12, 2001 the Company announced its intention to sell the property.  Accordingly, the Company recognized an impairment of this asset based on management’s estimate of the fair value of the asset less costs to dispose in accordance with FAS No. 121.

(6)                                  In 2003, CenterPoint changed its accounting policy when accounting for certain developer notes.  See Note 7 to the Company’s Consolidated Financial Statements.

(7)           The number of properties included in operating results reflects the following activity:

	2005	2004	2003	2002	2001

Number of properties in operating results, beginning of period	216	190	190	178	167
Properties acquired	36	55	13	28	14
Developments completed	6	5	2	3	5
Consolidation of CRS	—	—	—	—	10
Property dispositions	(55)	(34)	(15)	(19)	(18)
Property demolitions	(2)	—	—	—	—
Number of properties in operating results, end of period	201	216	190	190	178

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is a discussion of the historical operating results of the Company.  This discussion should be read in conjunction with the historical financial statements of the Company and the information set forth under Item 6, “Selected Financial Data,” found in this Form 10-K.

Executive Summary

CenterPoint Strategy

On March 8, 2006, the Company was acquired by CalEast as mentioned in Part 1, Item 1.  As a result, the Company’s common shares and Series B Preferred Shares are no longer listed on the NYSE.  Additionally, the Tax Conversion, which converted the Company from a REIT for federal income tax purposes to a partnership for federal income tax purposes, was effective on March 12, 2006.  The Company believes this change in ownership and change in tax status will provide a platform for continued growth in ways that could not be accomplished as a public company.    CenterPoint continues to be focused on maximizing total shareholder returns through customer-driven management, investment, development, and redevelopment of warehouse, distribution, light manufacturing, intermodal parks and air freight buildings.  The Company seeks to serve the changing space needs of new and existing customers.  The Company’s operating results primarily include operating income from the Company’s investment portfolio, gains from dispositions and fee income from developments.

A cornerstone of this strategy is the consistent redeployment of its capital.  The Company seeks to fund new investment with disposition proceeds from the sale of stabilized assets, or those offering lower potential returns relative to their market value.  Each year the Company expects to sell 10% to 20% of its assets (or more if attractive opportunities arise).  These dispositions, together with retained cash flow, fund much of the Company’s capital requirements.  CenterPoint believes its capital “recycling” discipline lowers its cost of capital through increased funding flexibility.

2005 Investment Results

In 2005, the Company achieved earnings expectations.  Year-over-year per share net income grew 40.3%.  These results are largely due to a high level of new investments funded by the sale of stabilized assets, in tune with the Company’s corporate strategy.  Below is a summary of 2005’s activity (unaudited):

•              Investment Activity – The Company acquired or completed development of 42 warehouse and other industrial properties and acquired six land parcels totaling 8.5 million square feet of buildings and approximately 292.0 acres of unimproved land, investing approximately $359 million.  Additionally, at the end of the year, the Company had five properties totaling 4.0 million square feet at various stages of development.

•              Leasing Ahead of Plan – As of December 31, 2005, the Company had renewed, replaced or sold 58.6% of all of its 2005 expiring leases, ahead of budgeted expectations.  Vacancy remained high compared to historical levels, but was lower than expected.

•              Disposition Activity – In 2005, the Company completed $570.9 million of dispositions, ahead of plan.  As of December 31, 2005 the Company remains under contract to sell $81.0 million of properties to CNTJF.  This contracted sale is scheduled to close in the first quarter of 2006.

CenterPoint Venture

The Company owns 25% of CenterPoint Venture.  The operating terms of CenterPoint Venture were renegotiated in 2004 and the venture was extended to June, 2012.  The Company provides property management and administrative services for CenterPoint Venture, and also earns fees on the acquisitions and dispositions completed by CenterPoint Venture.  During 2005, CenterPoint Venture acquired two warehouse properties and one land parcel totaling $12.1 million and disposed of 12 properties and two land parcels totaling $59.4 million.  As of December 31, 2005,

CenterPoint Venture owned 6 warehouse and other industrial properties, totaling 1.0 million square feet, which were 48.7% leased.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with GAAP, which requires the Company to make certain estimates and assumptions.  A summary of the Company’s significant accounting policies is provided in Note 2 to the consolidated financial statements.  The following section is a summary of certain aspects of those accounting policies that require management estimates and judgment.

Acquisitions

When real estate properties are acquired, acquisition costs are allocated to components of the property, any in-place leases including above or below market leases and any potential tenant relationships using relative fair values based on historical experience and the Company’s current judgment.  These assumptions and estimates impact the amount of costs allocated between land, different categories of building and land improvements and certain deferred expense related the acquired property.  The allocation assumptions ultimately affect the amount of costs assigned to individual properties in multiple property acquisitions, depreciation and amortization expense, and gains or losses recorded on sales of properties.

Development Accounting

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

Accounts Receivable

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

Tax Increment Financing

Tax Increment Financing (“TIF”) is a municipal financing and planning technique that is widely used to renovate declining areas or redevelop blighted areas while expanding a municipality’s tax base.  TIFs allow municipalities to make needed public and private improvements by promising to return all or a portion of the real estate tax increase generated by the improvements to the developer for a limited period of time.  This contract to pay the tax increment to the developer is usually documented in a redevelopment agreement between the city and the developer and usually results in the creation of developer notes payable from the city to the developer.

The Company accounts for developer notes as either reimbursement of improvement costs incurred or as real estate tax abatement depending on the facts and circumstances of each redevelopment agreement.  Effective January 1, 2003, the Company changed its accounting policy related to certain developer notes.  The Company has described its accounting for each of its developer note arrangements and has described the financial impact of the change in accounting principle in Note 6 and Note 7, respectively, of the Company’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Asset Impairment

The Company recognizes an impairment loss on real estate assets under the following circumstances:

•      When management has designated the asset to be held for sale and the fair value of the asset less the cost of disposal is less than the asset’s carrying value; or

•      When market conditions, a contract for sale or some other triggering event has made it certain that the carrying amount of an asset held for use might not be recoverable and the estimated undiscounted cash flows of the asset are insufficient to recover the carrying value of the asset.

In cases of impairment, the asset will be reduced to its fair value based on the property’s estimated discounted future cash flows.  The amount of the reduction is recorded as an operating expense, impairment of asset.

Results of Operations

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenues

Total revenues increased $94.5 million or 94.1% over the same period last year due mainly to the sale proceeds from four build-to-suits sold in 2005 with no comparable activity in 2004.  In addition, there was an overall increase in earnings from minimum rents, straight-line rents, expense reimbursements and mortgage interest income (operating and investment revenue).  Operating and investment revenues increased $29.1 million due to a full period of earnings on 2004 investments and a partial period of earnings on 2005 investments.  The increase was partially offset due to a decrease in the Company’s occupancy rate on in-service properties, 86.9% in 2005 compared to 90.4% a year ago.

In the twelve months of 2005, 64.3% of total revenues were from operating and investment revenue, pursuant to the terms of tenant leases and mortgages for occupied space at the warehouse and other industrial properties.  Adjusted for the build-to-suit for sale revenue this ratio was 90.8% in 2005.  In 2004, operating and investment revenue as a percentage of total revenues was 95.9%.  This decrease in the proportion of total revenues provided by operating and investment revenues was primarily caused by an increase in real estate fee income earned in 2005.

Real estate fee income increased $8.5 million due to the recovery of $14.5 million in connection with the bankruptcy proceedings relating to our lost revenue claim against HALO Industries Inc., which was higher than the Company’s $3.1 million receivable balance.  This increase was partially offset by lease termination income earned in 2004.

As mentioned above, the results of operations for the twelve months of 2005 includes the sale of four build-to-suit properties, which are reflected in build-to-suit for sale revenue and build-to-suit construction costs.

Operating and Nonoperating Expenses

Real estate tax expense and property operating and leasing (“POL”) expense, combined, increased by $9.9 million from year to year.  Real estate taxes increased by $5.1 million due mainly to a full period of taxes on 2004 investments and a partial period of taxes on 2005 investments.  Real estate tax expense includes $0.1 million and $0.5 million in 2005 and 2004, respectively, for real estate tax abatements recognized on CenterPoint’s owned properties at CIC, relating to the Company’s accounting policy for real estate taxes on owned properties subject to certain TIF arrangements.

The following is a breakdown of the composition of the Company’s POL costs.

	Year Ended December 31,
	2005	2004

Property operating	$16,455	$11,391
includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs

Property management	4,965	6,772
includes property management and portfolio construction department costs

Asset management	12,492	10,936
includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems

Total property operating and leasing	$33,912	$29,099

POL costs include operating costs from the properties, property management, investment and dispositions, accounting and information systems personnel, consistent with the Company’s active portfolio management and investment focus.  $4.5 million of the increase in POL costs was due to a full period of operating costs on 2004 investments and a partial period of operating costs on 2005 investments.  Also, there was an increase of $0.6 million for the year to date due to higher POL expense recorded as a result of the early vesting of restricted stock grants in 2005 compared to 2004.  This expense amounted to $3.5 million in 2005 and $2.9 million in 2004.  In connection with development projects and non-operating property acquisitions, the Company capitalized expenses of $4.4 million and $3.3 million in 2005 and 2004, respectively that would normally be included in POL costs.

General and administrative expenses increased by $5.6 million.  $1.1 million of the increase is due to legal costs related to the sale of the Company to CalEast.  $1.6 million of the increase is due to accelerated vesting of executive compensation.  The remainder of the increase is due to increased legal, internal and external audit costs relating to compliance with the Sarbanes-Oxley Act of 2002, including internal control requirements, as well as increased payroll and related costs.

Depreciation and amortization increased $8.7 million or 34.3% when comparing 2005 and 2004 due to a full period of depreciation and amortization on 2004 investments and a partial period of depreciation and amortization on 2005 investments.

In 2005, the Company recorded impairment expense of $1.2 million.  In the first quarter of 2005, a $0.7 million impairment was recorded upon the execution of a contract to sell one operating property in University Park, Illinois.  In the third quarter of 2005, a $0.5 million impairment was recorded upon the execution of contracts to sell two land parcels in Naperville, Illinois.  In both instances, the sales price was lower than the net book value of the properties.  In 2004, the Company recorded an impairment expense for a 17.8 acre land parcel located in a retail and commercial district of Naperville, Illinois which went under contract for sale.  Since the carrying value of this land was greater than the expected net sales proceeds, the Company recorded a $0.9 million impairment of this asset.  The decline in value is attributable to weakening market conditions for commercial and retail land in the area.

Interest income decreased by $0.1 million due to the repayment of certain notes receivable in 2005 that were not replaced.

Interest expense decreased by $4.0 million due to lower average debt balances in 2005 when compared to 2004 ($774.9 million in 2005 compared to $874.2 million in 2004), despite increasing interest rates on variable debt.  In 2005, the Company’s weighted average interest rate, including financing costs, was 5.4% compared to 5.1% in 2004.  In connection with development projects under construction, the Company capitalized $9.0 million and $6.6 million of interest in 2005 and 2004, respectively.

Amortization of deferred financing costs increased $0.2 million when comparing periods due to the amortization of financing costs on the $150.0 million senior unsecured notes issued in the third quarter of 2004 and the associated hedge settlement amortization.

The Company recorded a benefit of $2.6 million and $1.0 million from income taxes because of net losses recorded on its taxable REIT subsidiary in the twelve months of 2005 and 2004, respectively.  The Company’s taxable REIT subsidiary incurred losses in both periods due to incurring overhead costs higher than its revenues because of vacancies on operating properties and lower investment and disposition activity at the subsidiary level.

Equity in net income of affiliates decreased $4.8 million when comparing periods, due to lower income in 2005 from non-consolidated ventures.  Also, in 2004, non-consolidated venture activity included property dispositions at higher gains when compared to 2005.

In 2004, CenterPoint earned gains on the sale of equity interest of $6.5 million due to the Company’s sale of its equity interest in CMC.  There was no comparable activity in 2005.

Gains on the sale of real estate from discontinued operations, net of tax, increased by $53.8 million when comparing 2005 to 2004, due to the increased volume of real estate dispositions between periods.  For 2005, discontinued operation gains were recorded on the sale of 52 operating properties compared to 35 operating properties in 2004.

The 2005 net income from sold properties, net of tax, decreased by $28.9 million when compared to 2004 because the prior year’s results included a partial period of operations from all operating properties sold in 2004 and a full period of operations from all properties sold in 2005.  The 2005 results include only a partial period of operating activity.

Gains on the sale of real estate, net of tax, from non-operating properties, increased by $6.9 million when comparing periods, due to higher margins earned on non-operating property dispositions in 2005 compared to 2004. For 2005, this category included gains on the sale of four non-operating land parcels and one completed development compared to five non-operating land parcels sold in 2004.

Preferred dividends increased $3.7 million due to dividends on the $100.0 million of Series D Preferred Shares issued in December 2004.  This increase offsets the interest expense savings described earlier.

Net Income and Other Measures of Operations

Net income available to common shareholders increased $39.5 million or 43.7% due mainly to increased build-to-suit for sale transactions, gains associated with a higher volume of property dispositions and gains in 2005 and increased earnings on a full period of 2004 and partial period of 2005 investments (which increased operating revenues greater than property operating expenses).

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenues

Total revenues decreased $2.8 million or 2.7% over the same period last year due to lower fee income reported in 2004 compared to 2003, primarily due to lower third-party development activity.

In the twelve months of 2004, 95.9% of total revenues of the Company were derived primarily from operating and investment revenue.  In 2003, operating and investment revenue as a percentage of total revenues was 88.4%.  Operating and investment revenues increased $5.0 million due to a partial period of revenues on 2004 investments.  This increase was partially offset by a decrease in the Company’s occupancy rate on in-service properties to 90.4% in 2004 from 93.8% in 2003.

Real estate fee income decreased $7.9 million due to decreased third party development activity on projects earning development fees in 2004 compared to 2003.  This was offset in part by fees of $1.7 million earned in 2004 relating to an early lease termination.

Operating and Nonoperating Expenses

Real estate tax expense and POL expense, combined, increased by $6.6 million from year to year.  Real estate taxes increased by $3.9 million due mainly to taxes on 2004 investments.  The following is a breakdown of the composition of the Company’s POL costs.

	Year Ended December 31,
	2004	2003

Property operating	$11,391	$9,972
includes property repairs & maintenance, utilities, and other property, bad debt and tenant related costs

Property management	6,772	5,472
includes property management and portfolio construction department costs

Asset management	10,936	10,962
includes the cost of property management executives, accounting, acquisitions, dispositions, development and management information systems

Total property operating and leasing	$29,099	$26,406

$1.4 million of the increase in POL costs was due to operating costs on the properties due to a full period of operating costs on 2003 investments and a partial period of operating costs on 2004 investments.  $1.3 million of the increase was due to increased payroll and related costs.  In connection with development projects and non-operating property acquisitions, the Company capitalized expenses of $3.3 million and $2.1 million in 2004 and 2003, respectively that would normally be included in POL costs.

General and administrative expenses increased by $3.3 million due to increased legal costs, accounting costs and payroll and related costs.  The payroll and related costs increase on current employees was largely due to achieving high performance goals related to the Company’s pay for performance plan.  The legal costs are attributable to collection efforts related to certain bankruptcy claims and certain legal defense efforts.  The Company’s increased accounting costs relate to the introduction of a new internal audit function and increased external audit costs attributed to the Company’s Sarbanes-Oxley Section 404 compliance effort.  Expenses associated with corporate administration, finance and investor relations are included in the Company’s general and administrative expense.

Depreciation and amortization increased $4.1 million or 19.4% when comparing 2004 and 2003 due to depreciation and amortization on 2004 investments.

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

Interest income decreased by $0.5 million in 2004 due to the repayment of certain notes receivable in 2004 that were not replaced.

Interest expense increased by $7.3 million due to increased average debt balances in 2004 when compared to 2003 ($874.2 million in 2004 compared to $774.1 million in 2003) and the delivery of certain large development projects in late 2003 and 2004, reducing capitalized interest expense.  Additionally, the Company’s weighted average rate including financing costs increased to 5.1% in 2004 compared to 4.6% in 2003.  In connection with development projects under construction, the Company capitalized $6.6 million and $8.6 million of interest in 2004 and 2003, respectively.

Amortization of deferred financing costs increased $0.2 million when comparing periods due mainly to a full period of amortization costs associated with new debt issued in 2003 and a partial period of amortization on the 2004 debt issuance.  Both of these issuances included interest rate lock settlements of $1.7 million and $1.0 million for 2004 and 2003, respectively.  These costs are amortized over the term of the debt.

The provision for income tax expense decreased by $1.4 million when comparing periods due to increased vacancies and legal costs incurred by CRS, the Company’s taxable REIT subsidiary, in 2004 compared to 2003.

Equity in net income of affiliates increased $3.4 million when comparing periods, due to increased CenterPoint Venture sales activity in 2004 compared to 2003.

In 2004, CenterPoint earned gains on the sale of equity interest of $6.5 million due to the Company’s sale of its equity interest in CMC.  There was no comparable activity in 2003.

Gains on the sale of real estate from discontinued operations, net of tax, increased by $21.1 million when comparing 2004 to 2003, due to the increased volume of real estate dispositions between periods.  For 2004, discontinued operation gains were recorded on the sale of 35 operating properties compared to 15 operating properties in 2003.

Net income from sold operating properties, net of tax, increased by $13.7 million when comparing periods.  $6.5 million of the increase is due to termination income from 2004 being included in discontinued operations due to the property being classified as held for sale at December 31, 2005.  The remaining difference was due to several properties with significant operations that started in 2004 due to lease-up, acquisitions or completion of development.

Gains on the sale of real estate, net of tax, from non-operating properties, decreased by $5.2 million when comparing periods, due to the sale of larger land parcels in 2003 at greater gains than 2004’s sales.  This category includes five properties sold in 2004 compared to five properties sold in 2003.

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

Preferred dividends decreased $7.0 million due to the 2003 redemption of the Company’s 8.48% Series A Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”).  In the second quarter of 2003, the Company recognized a $3.1 million charge to earnings for the original offering costs associated with the Series A Preferred Shares.  The remaining decrease is attributable to preferred dividends saved as a result of the 2003 redemption and the conversion of a portion of the Company’s Series B Preferred Shares to common shares in 2004.

Net Income and Other Measures of Operations

Net income available to common shareholders increased $15.5 million or 20.7% due to increased gains on the sale of real estate and net earnings from a partial period of 2004 investments and a full period of 2003 investments (which increased operating and investing revenue greater than property operating expenses).

Related Party Transactions

In 2005 the Company purchased a portfolio of 5 properties from CenterPoint Venture with a purchase price of $19.0 million.  As a result of the sale, CenterPoint Venture recorded a gain of $1.6 million.  Due to the Company’s 25% interest in CenterPoint Venture, the Company deferred its share of the gain in its equity pick-up.  This deferred gain amounted to $0.4 million.

The Company earned fees from CenterPoint Venture totaling $0.4 million, $0.6 million and $2.3 million for acquisitions, administrative services and for property management services for the years ended December 31, 2005, 2004 and 2003, respectively.  At December 31, 2005 and 2004, the Company had $0.1 million and $0.1 million, respectively, receivable for these fees, included in prepaid expenses and other assets on the Company’s balance sheets.

In 2005, the Company closed on the sale of 31 properties to CNTJF, which occurred in three phases.  As a result of the sales, the Company deferred $13.3 million of its gain.  $3.4 million is related to the Company’s 5% ownership of CNTJF and is included in investment in affiliate on the balance sheets.  The remaining $10.0 million of deferred gain relates to a short term yield guarantee and is included in accrued expenses on the balance sheets.  As of December 31, 2005, the Company’s remaining balance on the short term yield guarantee was $5.3 million.  Also, in conjunction with these sales, CNTJF signed a promissory note in the amount of $3.8 million payable to the Company.  The note appears in mortgage and other notes receivable on the Company’s balance sheets.

As of December 31, 2005, an additional 9 properties are under contract to be sold to CNTJF in the first quarter of 2006.  In addition to the Company’s 5% ownership interest in CNTJF, the Company is managing the portfolio for fees.  Fees earned for the year ended December 31, 2005 amount to $0.2 million.  At December 31, 2005, the Company had $47 thousand receivable for these fees included in prepaid expenses and other assets on the Company’s balance sheets.

In 2004, the Company and its affiliates sold a portfolio of 10 properties, totaling $108.4 million to Benderson Harlem Associates LP.  Legg Mason advised and brokered the transaction on behalf of the buyer.  One of the Company’s trustees, Thomas Robinson, is a current Managing Director in the Corporate Finance Real Estate Group of Legg Mason Wood Walker, Inc.  Mr. Robinson abstained from the voting on this transaction.  This transaction was approved by a unanimous vote of the remaining trustees.  Mr. Robinson’s independence under the rules of the New York Stock Exchange and the Securities and Exchange Commission was not impacted by this sale.

In 2004, the Company sold its interest in CMC to CalEast, the Company’s joint venture partner in CenterPoint Venture.  The Company sold its interest for $42.8 million and recorded a gain related to the sale of $6.5 million.

In December 2004, CenterPoint Venture entered into a joint venture with WisPark Land Company.  Simultaneously with the closing, CenterPoint transferred its undeveloped land holdings located in Gurnee, Illinois to the new venture and recorded $23 thousand of profit and deferred $6 thousand due to the Company’s ownership percentage.

In December 2004, the Company entered into a joint venture with UBS Real Estate to develop CenterPoint Intermodal Center – Rochelle, a 362 acre planned industrial park located less than one mile from the Union Pacific Railroad’s new intermodal facility.  The Company sold land and a building to the Rochelle Venture and recorded no gain upon sale as the land and building were sold at cost.

Liquidity and Capital Resources

Operating Cash Flow and Capital Recycling

Cash flow generated from Company operations has historically been utilized for working capital purposes and distributions, while proceeds from stabilized asset dispositions, supplemented by unsecured financings and periodic capital issuances, have been used to fund, on a long term basis, acquisitions and other capital costs.  However, in the twelve months of 2005, cash flows from operations provided only $68.8 million, which was less than the $89.9 million in common and preferred distributions.  Cash flow from operations excludes all gains on the sale of real estate and related assets, which are a large portion of the Company’s earnings.  The Company expects future operating cash flow and capital recycling activities to be sufficient to fund distributions and a portion of future investment activities.

In 2005, the Company’s investment activities included acquisitions of $208.2 million, advances for construction in progress of $77.4 million, and improvements and additions to properties of $22.0 million.  These activities were funded with proceeds from the disposition of real estate of $501.3 million and the repayment of mortgage and notes receivable of $66.0 million.  Turnover, or the annual volume of sales, is driven by the volume of available higher yielding new investments.  Management believes the systematic redeployment of capital from lower into better yielding assets not only reduces the requirement for external capital, providing improved funding flexibility, but enhances cash flow.  For a reconciliation of the proceeds used for acquisitions and proceeds received for dispositions, see Note 17 to the Company’s Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K.

Equity and Share Activity

During 2005, the Company paid distributions on common shares of $83.6 million or $1.71 per share.  Also, the Company paid dividends of $1.0 million on its Series B Preferred Shares or $3.75 per share.  Finally, the Company paid dividends of $5.4 million on its Series D Preferred Shares, equivalent to $53.77 per share.  The following factors, among others, will affect the future availability of funds for distribution:  (i) scheduled increases in base rents under existing leases, (ii) changes in minimum base rents attributable to replacement of existing leases with new or replacement leases, (iii) restrictions under certain covenants of the Company’s unsecured line of credit (such as the requirement to distribute no more than 90% of the Company’s funds from operations) and (iv) terms of future debt agreements.

During 2005, the Company purchased 640,600 common shares of the Company totaling $26.1 million in open market transactions.  These shares were purchased as part of the Company’s $100.0 million share repurchase program, announced May 19, 2004.

Debt Capacity

The Company seeks to maintain capacity substantially in excess of anticipated requirements, considering all available funding sources.  At December 31, 2005, the Company’s debt constituted approximately 21.2% of its total market capitalization of $3.2 billion.

Liquidity

The Company believes it has adequate liquidity and capital resources available to meet its current needs.  The Company maintains a $250.0 million unsecured credit facility, and the Company also has access to capital through CenterPoint Venture which maintains a $150.0 million line of credit subscription facility and through Rochelle Development Venture which maintains a $30.0 million line of credit subscription facility.  The interest rate on the Company’s credit facility is LIBOR plus 80 basis points, and the facility expires on June 30, 2006.  The participants in the credit facility include: Bank One Capital Markets, Inc., as sole Lead Arranger/Book Manager; Bank One NA, as Administrative Agent and Lender; Bank of America, N.A., as Syndication Agent and Lender; Wachovia Bank, National Association, as Syndication Agent and Lender; Commerzbank AG, New York Branch, as Documentation Agent and Lender; Suntrust Bank, as Managing Agent and Lender, and several other lenders from time to time.

In addition to its line of credit, the Company supplements internally generated funds from disposition activities and retained cash flow with proceeds from long term financings.  The following are transactions concluded in 2005 that contributed to the Company’s liquidity:

•              On January 4, 2005, the Company marketed $23.3 million in tax-exempt bonds, issued by the City of Chicago, Illinois.  These adjustable rate revenue bonds are enhanced by a letter of credit.  These bonds were acquired by the Company at the time of the portfolio acquisition from Prime Group Realty Trust, completed in October 2004.  The bonds were not marketed by Prime Group Realty Trust prior to the acquisition.  The bonds bear interest at a weekly adjustable interest rate as determined by the remarketing agent (3.56% as of December 31, 2005) and terminate on June 1, 2022.

•              On August 23, 2005, the Company reduced its available line of credit facility from $350.0 million to $250.0 million due to the near term excess liquidity and to save on facility costs.

Also, in the twelve months of 2005, the Company repaid the following debt balances:

•              The Company paid off its outstanding $100.0 million aggregate principal amount of senior unsecured notes, which were bearing interest at a rate of 6.75%, on April 1, 2005, the maturity date of the notes.

•              In conjunction with a property sale on May 19, 2005, the Company paid off $19.5 million of mortgage notes payable, which was assumed as part of an acquisition earlier in the year.

•              On June 30, 2005, the Company paid off a mortgage note payable related to a property in Oak Creek, Wisconsin.  The outstanding principle balance amounted to $1.8 million and was set to mature on August 1, 2005.

•              The Company reduced its non-recourse tax increment financing by $13.1 million upon the sale of three CIC properties.

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

The Company’s ability to meet its short and long-term liquidity needs will depend on its future operating performance, which is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control. The most material of these factors are discussed in Item 1A. Risk Factors.

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

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years
	(dollars in thousands)

Long-term debt obligations (1)	$800,378	$56,737	$93,700	$344,896	$305,045
Operating and lease obligations	—	—	—	—	—

Purchase obligations (2)	103,881	103,881	—	—	—
Long-term liabilities	—	—	—	—	—

Total	$904,259	$160,618	$93,700	$344,896	$305,045

(1)   The long-term debt obligations include both principal and interest amounts which are payable in the specified periods.

(2)   The purchase obligations include property development construction contracts outstanding as of December 31, 2005

Off-Balance Sheet Financings

The Company has no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143, “Asset Retirement Obligations” (“FAS 143”).  FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in FAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company.  Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 became effective in the Company’s fiscal quarter ended December 31, 2005.  Certain properties of the Company contain asbestos.  The Company’s policy is to keep asbestos appropriately contained, in accordance with current environmental regulations.  The Company does address asbestos in certain circumstances depending on the condition of the materials and depending on the investment needs of the property.  The Company adopted FIN 47 and the initial application did not have a material effect on its financial position, results of operations or cash flows.

In May 2005 the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections – replacement of APB No. 20 (Accounting Changes) and FAS 3 (Reporting Accounting Changes in Interim Financial Statements).”  This statement requires companies to apply changes in accounting principle to all periods presented as if the accounting had been in place in those periods as long as the periods-specific effects of the cumulative effect can be determined.  This guidance applies to voluntary changes in accounting principle and changes required by new accounting pronouncements that do not include specific transition provisions.  This statement also carries forward without change the guidance contained in Opinion 20 for reporting the correction of errors in previously issued financial statements and a change in accounting estimate.  This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company’s actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including, but not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases, inflation and dependence on tenants’ business operations and the effects of the state of the economy on tenants and potential tenants), risks relating to acquisition, construction and development activities, including risks relating to 1031 tax-free exchange transaction, possible environmental liabilities, risks relating to leverage, debt service and obligations with respect to the payment of dividends (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations to fluctuations in interest rates), dependence on the primary market in which the Company’s properties are located, the potential adverse impact of the market interest rates on the cost of borrowings by the Company and the other factors discussed above in Item 1A. Risk Factors.

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

At December 31, 2005, $169.1 million or 24.8% of the Company’s debt was variable rate debt and $513.4 million or 75.2% of the debt was fixed rate debt.  Based on the amount of variable debt outstanding as of December 31, 2005, a 10% increase or decrease in the Company’s interest rate on the Company’s variable rate debt would decrease or increase, respectively, future earnings and cash flows by approximately $0.7 million per year.  A similar change in interest rates on the Company’s fixed rate debt would not increase or decrease the future earnings of the Company during the term of the debt, but would affect the fair value of the debt.  An increase in interest rates would decrease the fair value of the Company’s fixed rate debt.

Item 8.  Financial Statements and Supplementary Data.

See the Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K for the Company’s consolidated financial statements and financial statement schedules.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosures Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2005 to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities and Exchange Commission and were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended December 31, 2005 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following is a summary of the name, age and principal occupation or employment for the past five years of each trustee and each executive officer of the Company, as of March 9, 2006:

Name	Age	Position
Michael M. Mullen	51	Chief Executive Officer and Trustee
Paul S. Fisher	50	President, Chief Financial Officer and Trustee
Rockford O. Kottka	55	Executive Vice President, Treasurer and Chief Accounting Officer
James N. Clewlow	43	Executive Vice President and Chief Investment Officer
Sean P. Maher	42	Executive Vice President, Portfolio Operations
Peter H. Schaff	47	Trustee
Russell L. Blackwell	48	Trustee
Daniel C. Witte	34	Trustee
Ernest Fiorante	36	Trustee
Kimball C. Woodrow	57	Trustee

Michael M. Mullen.  Mr. Mullen was named Chief Executive Officer of the Company effective January 1, 2005.  He served as President of the Company since December 2001 and has been a trustee of the Company since May 1999.  He held the position of Executive Vice President and Chief Operating Officer of the Company from July 1997 to December 2001, and, from August 1993 to July 1997, was the Executive Vice President-Marketing and Acquisitions and Chief Investment and Development Officer of the Company.  He was a co-founder of FCLS and served as its Vice President-Sales with responsibility for leasing, build-to-suit sales and acquisitions from 1987 to 1993. Mr. Mullen graduated from Loyola University in 1975 with a Bachelor’s degree in Finance.  He serves on the board of directors of Brauvin Trust, a privately held retail real estate investment trust.

Paul S. Fisher.  Mr. Fisher was appointed President of the Company effective January 1, 2005.  He has been Chief Financial Officer of the Company since 1991 and previously served as General Counsel and Secretary from 1991 to 2005.  He has been a trustee of the Company since May 1999.  He was appointed the President and Chief Executive Officer of all of the Company’s subsidiaries in December 2001.  Between 1988 and 1991, Mr. Fisher was Vice President-Finance and Acquisitions of Miglin-Beitler, Inc., a Chicago-based office developer.  From 1986 to 1988, Mr. Fisher was Vice President-Corporate Finance, at The First National Bank of Chicago.  From 1982 through 1985, he was Vice President-Partnership Finance, at VMS Realty, a Chicago-based real estate syndication company.  Mr. Fisher graduated from The University of Notre Dame, summa cum laude, with a Bachelor of Arts degree in Economics in 1977 and was elected to Phi Beta Kappa.  Mr. Fisher received his Doctor of Law degree from The University of Chicago School of Law in 1980.  He serves on the advisory board of the Guthrie Center for Real Estate Research at the Kellogg Graduate School of Management and on the board of directors of Eagle Hospitality Properties Trust.

Rockford O. Kottka.  Mr. Kottka has been Executive Vice President and Chief Accounting Officer of the Company since July 2000 and Treasurer of the Company since 1989.  From 1978 to 1989, Mr. Kottka served as the Vice President and Controller of Globe Industries, Inc., a Chicago based manufacturer of roofing and automotive acoustical materials.  Mr. Kottka graduated from St. Joseph’s Calumet College in 1975 with a Bachelor of Science degree in Accountancy.  Mr. Kottka is a certified public accountant.  He serves on the advisory board of Welton Enterprises, a privately held real estate company located in Madison, Wisconsin, and is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

James N. Clewlow.  Mr. Clewlow was named Executive Vice President and Chief Investment Officer of the Company effective January 1, 2005.  He served as Senior Vice President of Investments from 1997 to 2005.  Additionally, he manages CenterPoint Venture, LLC, a joint venture of the Company and CalEast Industrial.  Mr. Clewlow has been involved in industrial real estate since graduating from the University of Illinois in 1985.  He worked for CB Commercial as an industrial real estate broker for 11 years, serving the Chicago area.  Mr. Clewlow received his Masters in Business Administration in 2004 from the Kellogg Graduate School of Management at Northwestern University.

Sean P. Maher.  Mr. Maher was named Executive Vice President, Portfolio Operations of the Company on April 15, 2005.  Prior to April 15, 2005, Mr. Maher served as the Company’s Senior Vice President of Development and as a member of the Company’s Investment Committee since 2000, responsible for numerous investments and developments.  Mr. Maher initially joined the Company in 1997 as Vice President of Investments and has been active in Chicago industrial real estate for 19 years.  Prior to joining the Company, Mr. Maher was a real estate broker at CB Richard Ellis and Trammel Crow.  Mr. Maher received his Bachelor Degree in Business Administration from St. Norbert College in 1986.

Peter H. Schaff.  Mr. Schaff was appointed as a trustee of the Company in connection with the acquisition of the Company by CalEast.  Mr. Schaff has served as the Chief Executive Officer of LaSalle’s North American Private Equity business since 2005 and as the Chief Executive Officer of LaSalle’s U.S. Private Equity business since 2001.  Mr. Schaff has been an International Director of LaSalle since 1999.  In addition, Mr. Schaff has been on LaSalle’s Global Management Committee since 2001 and its North America Private Equity Investment and Allocation Committees since 1999.  From 1991 to 1998, Mr. Schaff was responsible for various client portfolios as well as new product initiatives, and from 1984 to 1990, he was responsible for property acquisitions in various regions of the country, including the Midwest and Mid-Atlantic regions.  Mr. Schaff joined LaSalle Partners, Inc., the predecessor-in-interest to Jones Lang LaSalle Incorporated, in 1984. Prior to 1984, Mr. Schaff was a Banking Officer of Continental Illinois National Bank from 1980 to 1984.  Mr. Schaff received a Masters in Business Administration degree from the University of Chicago Graduate School of Business and an undergraduate degree from Stanford University.

Russell L. Blackwell.  Mr. Blackwell was appointed as a trustee of the Company in connection with the acquisition of the Company by CalEast.  Mr. Blackwell has been a Managing Director of LaSalle since June 2002 and Chief Executive Officer of CalEast Industrial since its inception in April of 1998.  Mr. Blackwell also served as the Regional Asset Manager for the Ameritech Project from June 1996 to March 1998 and as Regional Manager for the Leasing and Management Group for properties in Ohio, Atlanta and Texas from June 1993 to June 1996.  Mr. Blackwell joined LaSalle Partners, the predecessor-in-interest to Jones Lang LaSalle Incorporated, in 1988.  Prior to 1988, Mr. Blackwell served as Director of Financial Planning for CIGNA in Atlanta, Georgia.  Mr. Blackwell is an active member of the National Association of Industrial and Office Properties, as well as the National Association of Real Estate Investment Managers and the National Council of Real Estate Investment Fiduciaries.  Mr. Blackwell graduated from the University of Notre Dame, South Bend, Indiana with a Bachelor of Science degree in economics with a concentration in labor relations.

Daniel C. Witte.  Mr. Witte was appointed as a trustee of the Company in connection with the acquisition of the Company by CalEast.  Mr. Witte is currently a Managing Director of the Acquisitions group for LaSalle, where he began in 1992.  Mr. Witte focuses on investment in office and industrial properties and has a specialty in initiating, structuring, and overseeing joint ventures with public and private operators.  Mr. Witte received a Masters in Business Administration degree with a specialization in finance and real estate from the Kellogg Graduate School of Management of Northwestern University and a Bachelor of Science degree in finance from the University of Illinois.

Ernest Fiorante.  Mr. Fiorante was appointed as a trustee of the Company in connection with the acquisition of the Company by CalEast.  Mr. Fiorante has been a Senior Vice President of LaSalle Investment Management, Inc. since June 2004, and Chief Financial Officer of CalEast Industrial Investors, LLC since 2002.  Prior to serving as Senior Vice President of LaSalle, Mr. Fiorante served in the Jones Lang LaSalle Global Treasury group from 1994 to 2002, most recently serving as Assistant Treasurer.  Mr. Fiorante joined LaSalle Partners, the predecessor-in-interest to Jones Lang LaSalle Incorporated, in 1994.  Prior to 1994, Mr. Fiorante served in the Business Assurance practice of Coopers and Lybrand from 1991 to 1994.  Mr. Fiorante received his Masters in Business Administration degree from the Kellogg Graduate School of Management at Northwestern University and an undergraduate degree from DePaul University, and is a certified public accountant.

Kimball C. Woodrow.  Mr. Woodrow was appointed as a trustee of the Company in connection with the acquisition of the Company by CalEast.  Mr. Woodrow currently serves as Managing Director and Chief Operating Officer of LaSalle.  Mr. Woodrow has served as LaSalle’s Managing Director and Chief Operating Officer since 2001, and from 2000 to 2005, Mr. Woodrow served as head of LaSalle’s Portfolio Management.  Prior to joining LaSalle, Mr. Woodrow was a member of Jones Lang LaSalle’s Property Management and Leasing group from 1982 to 1989.  Mr. Woodrow joined LaSalle Partners, the predecessor-in-interest to Jones Lang LaSalle Incorporated, in 1982.  Prior to 1982, Mr. Woodrow served as a director for Johnson, Johnson & Roy, a privately held consulting company based in Ann Arbor, Michigan, from 1978 to 1982.  Mr. Woodrow holds a Masters Degree in Urban Planning and a Bachelor of Arts from the University of Michigan.

Board of Trustees

The Company’s trustees were appointed, in connection with the acquisition of the Company by CalEast, pursuant to the Company’s Amended and Restated Declaration of Trust.  The number of trustees that serve on the Board may be increased or decreased pursuant to the Company’s bylaws. The Company’s Board of Trustees has the power to appoint executive officers.  Each executive officer will hold office for the term determined by the Company’s Board of Trustees and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal from the Company.

Audit Committee

The Company is not required to have a separately-designated standing Audit Committee composed of independent trustees, as its securities are not listed on a national securities exchange.  However, the Company’s Board of Trustees established a separately-designated standing Audit Committee in connection with the acquisition by CalEast, with Ernest Fiorante and Kimball C. Woodrow serving as committee members. The Board of Trustees has determined that Mr. Fiorante is an “audit committee financial expert,” as such term is defined in the Securities Exchange Act of 1934, as amended.  Each of Messrs. Fiorante and Woodrow is employed by LaSalle, and is therefore not independent.

Code of Ethics and Business Conduct

All of the Company’s trustees and employees, including its Chief Executive Officer, Chief Financial Officer, and other senior financial officers, are required to abide by the Company’s Code of Ethics and Business Conduct.  The Code of Ethics is available on the Company’s web site at www.CenterPoint-Prop.com.  The Code of Ethics and Business Conduct covers all areas of professional conduct, including responsibilities to employees, customers, consumers, business partners and shareholders, conflicts of interest, fair dealing and the protection of confidential information, as well as the strict adherence to all laws and regulations applicable to the conduct of the Company’s business.  The Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics and Business Conduct for executive officers and trustees on the Company’s website within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning compensation awarded to the Company’s Chief Executive Officer and the four other most highly compensated executive officers for the fiscal years ended December 31, 2005, 2004 and 2003:

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary($)(1)	Bonus($)	Other Annual Compensation ($)(2)	Restricted Share Award ($) (3)	Securities Underlying Options (#)	All Other Compensation ($ (4)
Michael M. Mullen	2005	358,800	824,393	62,451	594,093	161,000	9,000
Chief Executive Officer	2004	358,800	676,829	64,331	533,250	144,500	8,000
	2003	355,925	490.061	93,984	552,641	87,943	6,000

Paul S. Fisher	2005	337,491	714,843	47,904	426,685	144,900	9,000
President and Chief	2004	337,459	569,949	52,172	382,992	130,050	6,500
Financial Officer	2003	334,755	436,331	61,413	497,354	77,149	6,000

Rockford O. Kottka	2005	255,938	526,900	29,956	241,506	80,500	9,000
Executive Vice President,	2004	244,792	248,063	30,197	216,776	72,250	8,000
Treasurer and Chief	2003	223,192	233,192	38,557	276,320	46,625	7,000
Accounting Officer

James N. Clewlow	2005	273,750	267,221	26,956	241,506	-0-	7,000
Executive Vice President	2004	246,875	108,327	30,197	216,776	-0-	6,500
and Chief Investment Officer	2003	227,207	187,865	38,557	276,320	-0-	6,000

Sean P. Maher	2005	270,525	284,768	26,956	241,506	-0-	7,000
Executive Vice President,	2004	240,833	209,790	30,197	216,776	-0-	6,500
Portfolio Operations	2003	219,105	104,083	38,557	276,320	-0-	6,000

(1)           Includes amounts deferred at the election of the named executive officer under the Company’s 401(k) Plan.

(2)           Represents dividend payments on restricted shares.

(3)           All restricted shares vested in connection with the acquisition of the Company by CalEast on March 8, 2006 and were converted into the right to receive the merger consideration.

(4)           Represents the Company’s matching contribution to the 401(k) Plan.

Option Grants

The following table sets forth, for the Company’s Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table, information with respect to option grants during the last fiscal year.  All of the Company’s outstanding options were terminated in connection with the acquisition of the Company by CalEast for a cash payment equal to the difference between the $50 per share merger consideration and the exercise price.

Option Grants in Fiscal Year Ended December 31, 2005

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in the Year Ended December 31, 2005	Exercise or Base Price ($/Share)	Expiration Date
Michael M. Mullen	161,000	41.67%	$44.99	3/8/2015
Paul S. Fisher	144,900	37.50%	$44.99	3/8/2015
Rockford O. Kottka	80,500	20.83%	$44.99	3/8/2015
James N. Clewlow	-0-	0%
Sean P. Maher	-0-	0%

Aggregated Option Exercises in Fiscal Year Ended December 31, 2005

Name	Shares Acquired on Exercise (#)	Value Realized ($)
Michael M. Mullen	-0-
Paul S. Fisher	84,066	2,296,153	(1)
Rockford O. Kottka	120,000	2,627,573	(3)
James N. Clewlow	-0-
Sean P. Maher	-0-

(1)           Based on the difference between exercise price of $16.0313 and $16.9375 and the closing price of the Common Shares as reported on the New York Stock Exchange on the dates of exercise, February 18, 2005 which was $45.29.

(2)           Based on the difference between exercise price of $16.0313, $17.4688, and $22.95 and the closing price of the Common Shares as reported on the New York Stock Exchage on the dates of exercise, September 1, 2005 which was $43.00, September 2, 2005 which was $42.8147 and September 6, 2005 which was $43.155.

The Company’s Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table, received the following amounts (based on the merger consideration) with respect to their existing options to purchase our common shares:

Name	Share Option Amounts (1)($)
Michael M. Mullen	23,275,978
Paul S. Fisher	26,041,761
Rockford O. Kottka	5,243,946
James N. Clewlow	0
Sean P. Maher	85,601

(1)           Represents the merger consideration less the applicable option exercise prices with respect to all outstanding options held by such executive officer.

Compensation of Trustees

In 2005, each trustee who was not an employee of the Company was entitled to receive an annual fee of $40,000 (except for Martin Barber and John S. Gates, Jr., the Co-Chairmen, who received $60,000), at least 50% of which was payable in Common Shares. The trustees were entitled to elect to receive up to 100% of the annual fee in Common Shares.  The Company also paid its non-employee trustees a fee of $2,500 for attendance at each meeting of the Board and the Company reimbursed independent trustees for travel expenses incurred in connection with their activities on behalf of the Company.  Under the Company’s 2003 Omnibus Employee Retention and Incentive Plan (the “2003 Plan”) each independent trustee was awarded 472 Common Shares on May 16, 2005, except Martin Barber who was awarded 708 Common Shares and Donald A. King, Jr. who was awarded 944 Common Shares, in lieu of the cash portion of his annual retainer fee. Trustees who were employees of the Company were not paid any trustees’ fees.

Other fees paid to non-employee trustees in 2005 included an annual fee of $7,500 for the Chairman of the Nominating and Corporate Governance Committee, $15,000 for the Chairman of the Compensation Committee, $20,000 for the Chairman of the Audit Committee and $20,000 for the independent member of the Asset Allocation Committee. John S. Gates, Jr., a non-independent member of the Asset Allocation Committee, did not receive an annual fee.  For attendance at committee meetings, a payment of $3,000 was made to each member of the Audit Committee and $2,500 for each member of the Nominating and Corporate Governance Committee and Compensation Committee.  No fee was paid for attendance at the Asset Allocation Committee meetings.  In addition, each member of the Committee of Independent Trustees, which was formed for the purpose of considering the acquisition of the Company by CalEast, was entitled to receive a special fee.  The Company paid $5,000 per meeting to the Chairman of the Committee, and $3,500 per meeting to the other members of the Committee.

Non-management trustees were eligible for the grant of restricted shares under the 2003 Plan.  For the most recently completed fiscal year, under the 2003 Plan, each non-management trustee was granted 1,000 restricted shares, except Martin Barber, John S. Gates, Jr. and Robert Stovall who were each awarded 1,300 restricted shares on May 16, 2005 at $42.36 per share.  All restricted shares vested in connection with the acquisition of the Company by CalEast on March 8, 2006.

Non-management trustees were also eligible for the grant of options under the 2003 Plan.  For the most recently completed fiscal year, under the 2003 Plan, each non-management trustee was granted options on May 16, 2005, to acquire 10,000 Common Shares, except Martin Barber, John S. Gates, Jr. and Robert Stovall who were each awarded options to acquire 13,000 Common Shares at $42.36 per share.  All options vested in connection with the acquisition of the Company by CalEast and were cancelled in exchange for a cash payment equal to the difference between the $50 per share merger consideration and the exercise price.

The Company does not intend to pay the trustees an annual fee following the merger.  However, to the extent that the trustees are neither employees of the Company nor the Company’s equity investors, such trustees may receive fees in the future.

Executive Employment Agreements

In connection with the acquisition of the Company by CalEast, CalEast and the Company entered into Employment Agreements with each of Michael M. Mullen and Paul S. Fisher, dated March 7, 2006, which supersede the executives’ prior agreements.  Pursuant to the Employment Agreements, Mr. Mullen will serve as Chief Executive Officer and Mr. Fisher will serve as President and Chief Financial Officer.  Each executive officer’s employment agreement includes the following principal terms:

•      employment for an initial term commencing at the effective time of the merger and ending on June 30, 2011, with automatic annual renewal commencing on June 30, 2011, and each succeeding June 30th thereafter unless 90 days’ prior written notice of non-renewal by either party is provided to the other party;

•      an annual base salary, which will initially be $350,000 for each of Messrs. Mullen and Fisher;

•      annual cash bonuses, as follows: (i) on or around the effective date of the merger, a cash bonus equal to the amount that the executive would have earned had the merger not occurred and based on the performance multiple derived from the performance of the Company and the executive during 2005; (ii) on or around July 1, 2006, a cash bonus based on the executive’s target annual bonus award (as set forth in the employment agreements) and performance multiple as of June 30, 2006, times 50%; and (iii) each year during the executive’s employment term, eligibility to receive an annual cash bonus based on the executive’s target annual bonus award, the executive’s performance and the results of the Company with respect to annual goals, as determined by the Board of Trustees in its sole discretion.  The target annual bonus award will initially be $507,500 for each of Messrs. Mullen and Fisher, and may be increased or decreased thereafter, but not below such amounts, as determined by the Board of Trustees in its sole discretion;

•      a one-time award of Unvested Class A Units of Solstice under the Company’s Initial Incentive Award Plan (a component plan of the RIECP) with an initial value of approximately $2.0 million in the case of Mr. Mullen, and $1.8 million in the case of Mr. Fisher;

•      eligibility to receive equity-based incentives in Solstice following consummation of the merger pursuant to the Company’s newly-created Management Incentive Plan (“MIP”);

•      a required investment in Solstice of approximately $5.0 million in the case of Mr. Mullen, $5.2 million in the case of Mr. Fisher;

•      other benefits, including: (i) life, disability, medical insurance and other welfare benefit plans maintained by the Company for the benefit of its executives; (ii) participation in the Company’s qualified 401(k) plan and all other savings and retirement plans maintained by the Company for the benefit of its executives; (iii) paid vacation days and holidays in accordance with the Company’s policies; (iv) reimbursement for travel, entertainment and other business expenses reasonably incurred by the executive in connection with the performance of his duties; (v) payment by the Company of club dues, membership fees and other related or similar club expenses, including, without limitation, initiation fees and entertainment expenses for memberships in professional or social clubs or other organizations approved by the Board of Trustees, in its sole discretion; (vi) use of an automobile, provided by the Company and consistent with its policy, including automobile insurance coverage and reimbursement for fuel and maintenance; (vii) reimbursement for reasonable tax preparation costs; and (viii) office space, secretarial support and other assistance reasonably necessary for the executive to perform his duties.  In addition, Mr. Fisher’s employment agreement provides for payment by the Company of his membership dues and fees to the University Club;

•      severance benefits in the event that the executive’s employment is terminated without Cause or by the executive for Good Reason, including the following: (i) payment of the executive’s pro rata share of his annual bonus award (calculated in accordance with the terms of the executive’s employment agreement); (ii) monthly payments equal to the sum of the executive’s monthly base salary in effect on the termination date plus one-twelfth of the executive’s actual annual bonus award for the prior year, for a 24-month period; (iii) eligibility to continue to receive group health coverage, at the same cost to the executive prior to termination, for a maximum period following termination as specified in the employment agreements; (iv) accelerated vesting of certain equity-based interests in the Company (as described in the employment agreements); and (v) a put option to require, by providing to Solstice a notice within 30 days after the termination date, Solstice to purchase within 30 days all of the vested equity interests held by the executive as of the termination date, at fair market value (as determined by the Board of Trustees);

•      severance benefits in the event that the executive’s employment is terminated because either the Company or the executive elects not to renew the employment agreement, including the following: (i) monthly payments equal to the sum of the executive’s monthly base salary in effect on the termination date plus one-twelfth of the executive’s actual annual bonus award for the prior year, for a 12-month period; (ii) eligibility to continue to receive group health coverage, at the same cost to the executive prior to termination, for a maximum period following termination as specified in the employment agreements; (iii) accelerated vesting of certain equity-based interests in the Company (as described in the employment agreements); and (iv) a put option to require, by providing to Solstice a notice within 30 days after the termination date, Solstice to purchase within 30 days all of the vested equity interests held by the executive as of the termination date, at fair market value (as determined by the Board of Trustees);

•      severance benefits in the event of a Qualifying Termination (other than termination of employment resulting from either party electing not to renew the employment agreement within twenty-four (24) months of a change in control), including the following: (i) payment of the executive’s pro rata share of his annual bonus award (calculated in accordance with the terms of the executive’s employment agreement); (ii) payment of an amount equal to three times the sum of the executive’s base salary and actual annual bonus award; (iii) accelerated vesting of certain equity-based interests in the Company; (iv) eligibility to continue to receive group health coverage (at the same cost to the executive prior to termination) for a maximum of 36 months following termination of his employment; (v) outplacement benefits for a period of up to two years (such benefits not to exceed 25% of the executive’s base salary); and (vi) other compensation and benefits to which the executive already has a vested right;

•      severance benefits in the event of a Qualifying Termination due to termination of employment resulting from either party electing not to renew the employment agreement within twenty-four (24) months of a change in control, including the following: (i) payment of an amount equal to two times the sum of the executive’s base salary and actual annual bonus award; (ii) accelerated vesting of certain equity-based interests in the Company; (iii) eligibility to continue to receive group health coverage (at the same cost to the executive prior to termination) for a maximum of 24 months following termination of his employment; and (iv) other compensation and benefits to which the executive already has a vested right;

•      a non-compete clause, effective during the executive’s employment term and for a period of up to two years thereafter;

•      a non-solicitation clause, effective during the executive’s employment term and for a period of three years thereafter; and

•      nondisclosure and nonuse of confidential information clauses, effective during the executive’s employment term and thereafter.

The employment agreements are terminable upon the occurrence of any of the following: (i) the executive’s death or disability; (ii) by the Company other than for Cause, upon 60 days’ advance written notice by the Company; (iii) at the executive’s election for Good Reason where such termination is not a Qualifying Termination, upon 60 days’ advance written notice by the executive; (iv) at the executive’s election for Good Reason where such termination is a Qualifying Termination, upon 30 days’ advance written notice by the executive; (v) at the Company’s election for Cause; or (vi) at the executive’s election other than for Good Reason, upon three months’ advance written notice by the executive.

“Cause” is defined in the employment agreements as the occurrence of any one or more of the following, as determined in the good faith and reasonable judgment of the Board of Trustees: (i)  the executive’s commission of a felony; (ii) the executive’s commission of fraud with respect to the Company, Solstice or any of their subsidiaries; (iii) the executive’s misappropriation of any material funds or assets of the Company, Solstice or any of their subsidiaries or any of their employees, customers or suppliers; (iv) the executive’s gross negligence or willful misconduct in the performance of his duties, which causes financial or reputational harm to the business or operations of the Company, Solstice or any of their subsidiaries, and which, if curable, has not been cured within 15 days’ written notice thereof from the Board of Trustees; (v) the executive’s repeated failure to perform his duties after written notice from the Board of Trustees and such failure has not been cured within 15 days’ written notice thereof from the Board of Trustees; or (vi) any other material breach by the executive of the employment agreement or any policy of the Company, Solstice or any of their subsidiaries, and which, if curable, has not been cured within 15 days’ written notice thereof from the Board of Trustees.

“Good Reason” is defined in the employment agreements as the occurrence, without the executive’s prior written consent, of any one or more of the following: (i) a relocation of the executive of more than 50 miles from the place where the executive was located at the time of a Change in Control (as defined in the employment agreements); (ii) a reduction in the executive’s base salary below the base salary on the effective date of the merger; (iii) a material reduction in the benefits provided to the executive pursuant to the employment agreement, except for across-the-board reductions of such benefits for all senior management of the Company; (iv) a material breach of the employment agreement by the Company; or (v) a reduction of the executive’s target annual bonus award within 24 months of a Change in Control.

“Qualifying Termination” is defined in the employment agreements as the occurrence of any one or more of the following: (i) the Company’s termination of the executive’s employment other than for Cause within 24 months following a Change in Control; (ii) the executive’s voluntary termination of employment for Good Reason within 24 months following a Change in Control; (iii) a successor of the Company fails to assume expressly the Company’s entire obligations under the employment agreement prior to becoming such a successor; or (iv) the Board of Trustees’ election not to renew the term of the employment agreement within 24 months following a Change in Control.  If the executive’s employment is terminated before a Change in Control and the executive can reasonably demonstrate that the termination by the Company or the actions constituting Good Reason for termination by the executive were at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a Change in Control who then effects a Change in Control, then the date of the Change in Control shall be deemed to be the date immediately prior to the executive’s termination of employment.

Rockford O. Kottka, James N. Clewlow, and Sean P. Maher are subject to the terms of their current employment agreements.  Each agreement has a term of five years and will be automatically extended for additional one-year periods unless the Board elects not to extend the agreement.  Each agreement is subject to earlier termination in specified circumstances, including for “Cause” by the Company and for “Good Reason” by the executive (as such terms are defined in the agreement).  The executive is entitled to payments upon termination in certain circumstances depending on the nature of the termination.  If the termination is at the Company’s election other than for Cause or at the executive’s election for Good Reason and the termination does not qualify as a “Qualifying Termination,” in addition to the right to a pro-rated annual cash bonus, the executive is also entitled to (i) a monthly payment equal to his monthly salary in effect at the time of the termination plus one-twelfth of his prior year’s bonus, payable for a 24-month period, and (ii) continued group health coverage for the period specified in the agreement.  If the Board elects not to renew the term of an agreement, the executive is entitled to (i) a monthly payment equal to his monthly salary in effect at the time of the termination plus one-twelfth of his prior year’s bonus, payable for a 12-month period, (ii) continued group health coverage for the period specified in the agreement.

A termination will be a “Qualifying Termination” under each agreement if it occurs in certain specified circumstances in connection with a “Change of Control” (as defined in the agreement) and, in most cases, if the termination occurs within 24 months following the Change of Control.  Under each employment agreement, if the executive experiences a Qualifying Termination, the executive is entitled to the following severance benefits:  (i)  a pro-rated annual cash bonus (unless the Qualifying Termination results from the Board’s election not to renew the term of the agreement), (ii) three times the executive’s base salary in effect upon the date of the Qualifying Termination or, if greater, three times the executive’s base salary in effect immediately prior to the Change of Control (or two times the executive’s base salary if the Qualifying Termination results from the Board’s election not to renew the term of the agreement), (iii) three times the executive’s highest annual cash bonus (or two times the bonus if the Qualifying Termination results from the Board’s election not to renew the term of the agreement), (iv) payment or reimbursement for outplacement services of a scope and nature customary for executives holding comparable positions and provided by a nationally-recognized outplacement firm of the executive’s selection, for a period of up to two years commencing on the date of the Qualifying Termination (such amount not to exceed 25% of the executive’s base salary) and (v) continued group health plan coverage for 36 months from the date of the Qualifying Termination, unless the executive becomes eligible for other substantially similar group health coverage during such period (or 24 months if the Qualifying Termination results from the Board’s election not to renew the term of the agreement).

Each employment agreement (i) requires that the executive devote his best efforts and his full business time and attention to the business of the Company, (ii) sets forth the minimum base salary, bonus and stock option grant targets and employee benefits available to the executive and (iii) entitles the executive to participate in the 2003 Plan and other incentive and equity-based plans or programs established by the Company.  Each agreement also requires the executive to enter into a non-competition, non-solicitation and confidentiality agreement which prohibits the executive from (i) competing with the Company during the term of his employment and for a period of two years after his termination (or a period of one year if the employment terminates because the Board elects not to renew the executive’s employment), subject to certain exceptions, (ii) soliciting the Company’s employees, customers, suppliers and other specified persons during the term of his employment and for a period of three years after his termination and (iii) disclosing or using confidential information during his employment and after his termination.

Contracts similar to the ones offered to Michael Mullen and Paul Fisher have been offered to these individuals and, upon execution, will supersede the current contracts.

Incentive Plans

In connection with the acquisition of the Company by CalEast, all of the Company’s existing equity compensation plans were terminated.  The Company’s executive officers and key employees are eligible to participate in a Management Incentive Plan pursuant to which they are entitled to receive units in Management LLC.  Solstice will issue a special class of membership interests to the Management LLC, which issuance will be deemed effective as of March 8, 2006.  In addition, executive officers and key employees are eligible to participate in the RIECP.  These plans are described below.

Management Incentive Plan

In connection with the acquisition of the Company by CalEast, CalEast agreed to create a special class of units of membership interest in Solstice (we refer to these units as the “MIP Units”).  The MIP Units will be issued to the Management LLC, effective as of March 8, 2006.  The MIP Units entitle the Management LLC to receive distributions from Solstice based upon the achievement of certain financial performance targets in accordance with the terms of the Solstice limited liability company agreement.  Ownership interests in the Management LLC (the “Management MIP Units”) will be issued to key employees of the Company, pursuant to the terms of a Management Incentive Plan adopted by the Management LLC (the “MIP”).  The purpose of the MIP is to assist in retaining key employees of the Company, and to provide such persons with long-term incentives and rewards for superior performance and maximizing the value of the Company.

It is expected that the board of managers of the Management LLC will delegate its authority to administer the MIP to the board of managers of Solstice.  Participants in the MIP will be selected from time to time by the CEO and CFO of Solstice, subject to approval by the board of managers of Solstice, to participate in the MIP and receive an award or awards of Management MIP Units in amounts approved by the board of managers of Solstice.  Management MIP Units will be subject to vesting and forfeiture as provided in the MIP, an employment agreement between the Company and such employee or an award agreement applicable to a particular award of Management MIP Units under the MIP, as applicable.

Retention Equity Compensation Plan

In connection with the acquisition of the Company by Solstice, effective as of March 8, 2006, Solstice adopted the RIECP, to assist in attracting and retaining key employees on behalf of the Company and to provide such persons with long-term incentives and rewards for superior performance and maximizing value of the Company.  Participants in the REICP will be selected by the Solstice CEO and CFO, as approved by the Board, to receive an award of Class A Units of Solstice which will be subject to vesting requirements (“Unvested Class A Units”).

The RIECP consists collectively of an Initial Incentive Award Plan (the “IIAP”) and a Retention Equity Compensation Plan (the “RECP”).  The IIAP provides for the one-time grant, as of March 8, 2006, of Unvested Class A Units.  The Unvested Class A Units issued under the IIAP are in lieu of any share options, restricted shares or performance units that Company may have awarded to its employees in 2006 with respect to the Company’s 2005 performance.  The RECP provides for grants, from time to time, of Unvested Class A Units.

Except as provided in the limited liability company agreement of Solstice, an applicable employment agreement between a recipient of an award under the RIECP (a “Recipient”) and the Company, or an applicable grant agreement pursuant to the IIAP or RECP, Unvested Class A Units granted pursuant to the terms of RIECP shall be subject to forfeiture in the event of termination of a Recipient’s employment with the Company.  Unvested Class A Units may become vested upon the satisfaction of applicable vesting conditions, and thereafter will be subject to repurchase rather than forfeiture in the event of termination of a Recipient’s employment with the Company.  Any such repurchase will be subject to the terms of the limited liability company agreement of Solstice or a Recipient’s employment agreement or award agreement, as applicable.  No Recipient will have any right to continued employment or service with the Company by virtue of the RIECP or receipt of any award thereunder.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee during fiscal year 2005 included Nicholas C. Babson, Martin Barber and Alan D. Feld.  Mr. Feld was the Chairman of the Committee.  During fiscal year 2005, no member of the Company’s Compensation Committee was at any time an officer or employee of the Company and no member of the Compensation Committee was formerly an officer of the Company.  In addition, during fiscal year 2005, no executive officer of the Company served as a member of the Compensation Committee or board of directors of another entity in which one of the executive officers of such entity served as a member of the Company’s Compensation Committee or Board of Trustees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

CenterPoint Properties Trust is a wholly-owned subsidiary of Solstice.  Solstice was formed in connection with the Company’s acquisition by CalEast.  Solstice is wholly owned by CalEast and members of the Company’s management.  Unless otherwise indicated, the address of each person is c/o the Company at 1808 Swift Drive, Oak Brook, Illinois 60523.

Solstice Holdings’ authorized capital consists of an unlimited number of Class A Membership Interests (“Class A Units”) and 10,000 MIP Unit Membership Interests (“MIP Units”).  Class A Units may be vested (“Vested Class A Units”) or unvested (“Unvested Class A Units”). As of March 9, 2006, Solstice Holdings had 51,793,613 Vested Class A Units and, 76,855 Unvested Class A Units.  The Vested Class A Units are not subject to forfeiture, but are subject to repurchase.  The Unvested Class A Units are subject to vesting and forfeiture provisions, as described in Solstice Holdings’ Limited Liability Company Agreement, the IIAP, the RECP or other award agreement, or the Company’s executive employment agreements, as applicable.  Holders of Class A Units have preference on cash distributions, as compared to holders of MIP Units. The Class A Units are the only class of Solstice’s equity capital entitled to vote on matters submitted to a vote of the members.

The following table sets forth certain information with respect to the beneficial ownership of Solstice’s Class A Units as of March 9, 2006, by (1) each person whom we know to own beneficially more than five percent of the outstanding Class A Units; (2) each of the Company’s trustees and named executive officers; and (3) all of the

Company’s trustees and executive officers as a group. Unless otherwise stated, each of the persons in the table has sole voting and investment power with respect to the securities beneficially owned.

Class A Units Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
CalEast Solstice, LLC(2)	51,585,668	99.45%
Michael M. Mullen (3)	140,000		*
(Chief Executive Officer and Trustee)
Paul S. Fisher (4)	140,000		*
(President, Chief Financial Officer and Trustee)
Rockford O. Kottka	—		*
(Executive Vice President, Treasurer and Chief Accounting Officer)
James N. Clewlow	—		*
(Executive Vice President and Chief Investment Officer)
Sean P. Maher	—		*
(Executive Vice President, Portfolio Operations)
Peter H. Schaff (5)	—	—
Russell L. Blackwell (5)	—	—
Daniel C. Witte (5)	—	—
Ernest Fiorante (5)	—	—
Kimball C. Woodrow (5)	—	—
All other trustees and executive officers as a group (10 persons)	—	—

*              Less than one percent.

(1)   Beneficial ownership has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.  The number of shares beneficially owned includes shares that may be purchased under options that are exercisable within 60 days of March 9, 2006.  The percent of class is calculated based on the number of shares outstanding plus such option shares held by the person or the aggregation of persons for which such percentage ownership is being determined.

(2)   The address for CalEast is c/o Jones Lang LaSalle, 200 E. Randolph Drive, Chicago, Illinois 60601.  Each of CalPERS and LaSalle may be deemed to beneficially own the Class A Units held by CalEast.

(3)   Includes 100,265 Vested Class A Units and 39,735 Unvested Class A Units.

(4)   Includes 104,680 Vested Class A Units and 35,320 Unvested Class A Units.

(5)   The address of such trustee is c/o LaSalle Investment Management, Inc., 200 E. Randolph Drive, Chicago, Illinois 60601.

Item 13.  Certain Relationships and Related Transactions

Since 1999, CenterPoint and CalEast Industrial have partnered in a joint venture known as CenterPoint Venture, which acquires, develops, manages and sells industrial property.  CalEast Industrial’s members are CalPERS and an affiliate of Jones Lang LaSalle.  The Company engages in transactions with CenterPoint Venture on a regular basis.  Transactions between the Company and CenterPoint Venture occurring since the beginning of 2005 are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions.”

Robert Stovall, the retired Executive Vice President and Chief Operating Officer of the Company, received $100,000 annually pursuant to a non-competition agreement.  The agreement, effective upon his retirement on October 31, 1997, continued until December 31, 2000 and was extended by the Board of Trustees through May 15, 2006.  Under the agreement, Mr. Stovall was also provided medical insurance coverage which totals approximately $12,000 annually.

Item 14.  Principal Accountant Fees and Services

The Company paid the following professional fees to its independent registered public accounting firm, PricewaterhouseCoopers LLP, for fiscal years 2005 and 2004:

Audit Fees

For fiscal years 2005 and 2004, the total fees billed by PricewaterhouseCoopers LLP for the annual audit, which includes comfort letters and assistance with and review of documents filed with the SEC, totaled $797,196 and $946,721, respectively.

Audit-Related Fees

For fiscal years 2005 and 2004, audit-related fees billed by PricewaterhouseCoopers LLP for employee benefit plan audits, attest services that are not required by statute or regulations, consultations concerning financial accounting and reporting standards, consultations concerning Section 404 of the Sarbanes-Oxley Act and consultations regarding 280G totaled $222,679 and $163,745, respectively.

Tax Fees

For fiscal years 2005 and 2004, the tax fees billed by PricewaterhouseCoopers LLP for tax compliance related items and tax planning and tax advice, including consulting on various matters, totaled $371,313 and $263,589, respectively.

All Other Fees

Except for those described above, no other fees were billed to the Company by PricewaterhouseCoopers LLP in the last two fiscal years.

All of the services described under the captions above entitled “Audit-Related Fees” and “Tax Fees” were approved by the Company’s Audit Committee.

Pre-Approval Policy for Independent Accountant Services

The Audit Committee is responsible for approving in advance all audit and permitted non-audit services to be performed for the Company by its independent auditors.  In recognition of this responsibility, the Audit Committee has established a policy to approve in advance all audit and permissible non-audit services provided by the Company’s independent auditor.  Prior to engagement of the independent auditor for the next year’s audit, management or the independent auditor submits to the Audit Committee for approval an aggregate request of services expected to be rendered during that year for each of the four categories of services outlined in the paragraphs above.  Prior to engagement, the Audit Committee approves in advance these services by category of service.  The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.  During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original advance approval.  In those instances, the Audit Committee requires specific approval in advance before engaging the independent auditor.  The Audit Committee may delegate authority to make advance approval to one or more of its members.  The member or members to whom such authority is delegated must report, for information purposes only, any such approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this report:

1.             The consolidated financial statements indicated in Part II, Item 8 “Financial Statements and Supplementary Data.” See Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K.

2.             The financial statement schedules indicated in Part II, Item 8 “Financial Statements and Supplementary Data.” See Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K.

(b)           The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit
Number	Distribution

(a)1.1

Agreement, dated as of July 7, 2004, by and among CenterPoint Properties Trust, Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc., Banc of America Securities LLC, ABN AMRO Incorporated and Lehman Brothers Inc.

(b)1.2

Agreement and Plan of Merger, dated December 7, 2005, by and among CalEast Industrial Investors, LLC, a California limited liability company, Solstice Merger Trust, a Maryland real estate investment trust, and CenterPoint Properties Trust.

(c)1.3

Amendment to Agreement and Plan of Merger, dated February 2, 2006, by and among CalEast Industrial Investors, LLC, a California limited liability company, Solstice Merger Trust, a Maryland real estate investment trust, and CenterPoint Properties Trust.

(d)3.1	Amended and Restated Declaration of Trust

(d)3.2	Second Amended and Restated Bylaws

(e)3.3	Articles Supplementary for 100,000 Series D Flexible Cumulative Redeemable Preferred Shares

(f)4.2	Senior Securities Indenture

(f)4.3	Form of Subordinated Securities Indenture

(g)4.4	First Supplemental Indenture dated as of July 7, 2004 by and between the Company and SunTrust Bank

(h)4.5	Form of Senior Securities Indenture

(i)4.6	Form of First Supplemental Indenture

(j)4.7	Form of Second Supplemental Indenture

(k)4.8	Third Supplemental Indenture, dated as of August 20, 2002, by and between CenterPoint Properties Trust and U.S. Bank Trust National Association

(l)	10.1	Employment and Severance Agreement between the Company and each of James N. Clewlow, Rockford O. Kottka and Sean P. Maher.

(d)	10.2	Employment Agreement among the Company, Solstice Holdings, LLC and Paul S. Fisher, dated March 7, 2006.

(d)	10.3	Employment Agreement among the Company, Solstice Holdings, LLC and Michael M. Mullen, dated March 7, 2006.

	10.4	Management Incentive Plan

	10.5	Form of Award Agreement under Management Incentive Plan

	10.6	Retention Equity Compensation Plan

	10.7	Form of Award Agreement under Retention Equity Compensation Plan

	10.8	Form of Award Agreement under Initial Incentive Award Plan

(m)	10.15

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

(n)	10.16	Calculation and Exchange Rate Agent Agreement dated as of July 12, 2004 by and between the Company and SunTrust Bank

(o)	10.17	Remarketing Agreement, dated as of December 14, 2004, by and between Lehman Brothers Inc., Wachovia Capital Markets, LLC and the Company

(o)	10.18	Calculation Agent Agreement , dated as of December 14, 2004, by and between SunTrust Bank and the Company

(p)	10.19	Limited Liability Company Agreement for CenterPoint Wispark Land Company LLC, dated as of December 22, 2004, by and between CenterPoint Venture, LLC and WISPARK LLC

(p)	10.20	Limited Liability Company Agreement for Rochelle Development Joint Venture LLC, dated December 14, 2004, by and between CenterPoint Realty Services Corporation and Highway 38 Investors, LLC

(p)	10.21	Agreement to Develop and Lease, dated as of December 15, 2004, by and between DuPage Airport Authority and the Company

(q)	10.22	Sale agreement dated April 6, 2005, by and between CenterPoint Properties Trust and CenterPoint James Fielding, LLC, and forms of material exhibits to those agreements

(r)	10.23	Lease agreement, dated as of August 24, 2005, by and between CenterPoint Properties Trust and Wal-Mart Stores East, LP

(s)	10.24	Limited Liability Company Agreement of CenterPoint James Fielding, LLC, dated as of April 6, 2005, by and between CenterPoint Properties Trust and JF US Industrial Property Trust

(s)	10.25	Right of First Offer Agreement, dated as of April 6, 2005, by and between CenterPoint Properties Trust and CenterPoint James Fielding, LLC

	12.1	Ratio of Earnings to Fixed Charges.

	12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

	21	Subsidiaries of the Company.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 14, 2004.

(b)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2005.

(c)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on February 3, 2006.

(d)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 13, 2006.

(e)	Incorporated by reference to the Company’s Report on Form 8-K filed December 15, 2004.

(f)	Incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333-113572) filed on March 12, 2004

(g)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 14, 2004

(h)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-18235) filed on December 19, 1996

(i)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 1998

(j)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 30, 1998

(k)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 27, 2002

(l)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2005

(m)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2003

(n)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2004

(o)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2004

(p)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2005

(q)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, exhibit 10.1, for the fiscal quarter ended March 31, 2005.

(r)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2005

(s)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERPOINT PROPERTIES TRUST,
a Maryland business trust

By:	/s/ Michael M. Mullen
Michael M. Mullen,
Chief Executive Officer

By:	/s/ Paul S. Fisher
Paul S. Fisher,
President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Michael M. Mullen	Michael M. Mullen	March 16, 2006
Chief Executive Officer and Trustee

/s/ Paul S. Fisher	Paul S. Fisher, Trustee, President and President,	March 16, 2006
Chief Financial Officer and Trustee

/s/ Peter H. Schaff	Peter H. Schaff, Chairman	March 16, 2006

/s/ Russell L. Blackwell	Russell L. Blackwell, Trustee	March 16, 2006

/s/ Daniel C. Witte	Daniel C. Witte, Trustee	March 16, 2006

/s/ Ernest Fiorante	Ernest Fiorante, Trustee	March 16, 2006

/s/ Kimball C. Woodrow	Kimball C. Woodrow, Trustee	March 16, 2006

CENTERPOINT PROPERTIES TRUST

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of

CenterPoint Properties Trust:

We have completed integrated audits of CenterPoint Properties Trust’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CenterPoint Properties Trust and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2003, the Company changed its accounting policy related to certain developer notes receivable.

As discussed in Note 20 to the consolidated financial statements, the Company was acquired on March 8, 2006 by CalEast Solstice, LLC.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

March 16, 2006

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

	December 31,
	2005	2004
ASSETS
Assets:
Investment in real estate:
Land and leasehold	$209,374	$233,326
Buildings	730,195	881,328
Building Improvements	137,572	167,982
Furniture, fixtures and equipment	21,380	26,130
Construction in progress	197,193	148,545
	1,295,714	1,457,311
Less accumulated depreciation and amortization	(159,762)	(183,770)
Real estate held for sale, net of depreciation and amortization	115,417	49,210
Build-to-suit for sale costs, net of deposits	—	12,414
Net investment in real estate	1,251,369	1,335,165

Cash and cash equivalents	137	1,496
Restricted cash and cash equivalents	91,642	79,297
Tenant accounts receivable, net	24,993	36,949
Mortgage and other notes receivable	15,027	75,089
Investments in and advances to affiliates	11,753	14,202
Prepaid expenses and other assets	17,266	16,694
Deferred expenses, net	30,192	34,613
	$1,442,379	$1,593,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable and other debt	$63,369	$73,109
Senior unsecured debt	450,000	550,000
Tax-exempt debt	141,940	118,900
Line of credit	27,200	131,500
Preferred dividends payable	224	254
Accounts payable	24,328	18,778
Accrued expenses	87,149	81,776
Build-to-suit for sale deposits, net of costs	2,317	—
Rents received in advance and security deposits	10,418	12,224
Total liabilities	806,945	986,541

Commitments and contingencies

Shareholders’ equity
Series B Convertible Preferred Shares, 219,599 and 292,650 issued and outstanding, respectivley, having a liquidation preference of $50 per share ($10,980 and $14,633, respectively)	1	1
Series D Flexible Cummulative Redeemable Preferred Shares, 100,000 issued and outstanding for both periods presented having a liquidation preference of $1,000 per share ($100,000)	1	1
Common shares of beneficial interest, $.001 par value, 120,000,000 shares authorized; 49,402,765 and 48,900,040 issued, respectively; 48,762,165 and 48,900,040 oustanding, respectively	49	49
Additional paid-in-capital	652,027	644,674
Treasury shares	(26,099)	—
Retained earnings / (accumulated deficit)	23,217	(22,031)
Accumulated other comprehensive loss	(5,256)	(6,532)
Unearned compensation - restricted shares	(8,506)	(9,198)
Total shareholders’ equity	635,434	606,964
	$1,442,379	$1,593,505

The accompanying notes are an integral part of these financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share information)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Minimum rents	$93,378	$69,504	$66,561
Straight line rents	2,476	1,598	1,617
Expense reimbursements	28,272	24,187	21,692
Mortgage interest income	1,204	946	1,317
Real estate fee income	12,632	4,132	11,988
Build-to-suit for sale revenue	56,894	—	—
Total revenue	194,856	100,367	103,175

Expenses:
Real estate taxes	27,662	22,542	18,656
Property operating and leasing	33,912	29,099	26,406
General and administrative	17,638	11,994	8,681
Depreciation and amortization	34,171	25,448	21,305
Build-to-suit for sale construction costs	52,475	—	—
Impairment of asset	1,153	937	—
Total expenses	167,011	90,020	75,048

Other income / (expense)
Interest income	1,825	1,917	2,430
Interest expense	(29,050)	(33,032)	(25,735)
Amortization of deferred financing costs	(3,742)	(3,567)	(3,354)
Total other income / (expense)	(30,967)	(34,682)	(26,659)

Income from continuing operations before income taxes and equity in net income of affiliate	(3,122)	(24,335)	1,468
Benefit from (provision for) income tax expense	2,592	993	(389)
Equity in net income of affiliate	881	5,703	2,281
Gain from sale of equity interest	—	6,469

Income (loss) from continuing operations	351	(11,170)	3,360

Discontinued operations:
Gain on sale, net of tax	111,176	57,412	36,308
Income from operations of sold properties, net of tax	17,733	46,681	32,967

Income before gain on sale of real estate, and cumulative effect of change in accounting principle	129,260	92,923	72,635
Gain on sale of real estate, net of tax	7,082	185	5,421

Income before cumulative effect of change in accounting principle	136,342	93,108	78,056
Cumulative effect of change in accounting principle, net of tax (see Note 7)	—	—	6,528

Net income	136,342	93,108	84,584
Preferred dividends	(6,328)	(2,621)	(9,599)

Net income available to common shareholders	$130,014	$90,487	$74,985

Basic EPS:
Income available to common shareholders from continuing operations	$0.02	$(0.29)	$(0.02)
Discontinued operations	2.66	2.20	1.51
Cumulative effect of change in accounting principle	—	—	0.14
Net income available to common shareholders	$2.68	$1.91	$1.63

Diluted EPS:
Income available to common shareholders from continuing operations	$0.02	$(0.29)	$(0.02)
Discontinued operations	2.58	2.20	1.51
Cumulative effect of change in accounting principle	—	—	0.14
Net income available to common shareholders	$2.60	$1.91	$1.63

Distributions per common share	$1.71	$1.56	$1.22

Proforma net income assuming new method of accounting for certain developer notes was applied retroactively (see Note 7)	$136,342	$93,108	$78,056

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2005	2004	2003

Net income	$136,342	$93,108	$84,584

Other comprehensive income:
Settlement of interest rate protection agreement	—	(1,739)	(972)
Amortization of interest rate protection agreement	1,276	1,131	946

Comprehensive income	$137,618	$92,500	$84,558

The accompanying notes are an integral part of these financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share information)

	Preferred Shares, Series A		Convertible Preferred Shares Series B		Preferred Shares Series C		Preferred Shares Series D		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2002	3,000,000	$3	994,712	$1	—	$—	—	$—	46,134,672	$47
Issuance of shares for stock options exercised									396,362
Issuance of preferred shares, Series C, net of offering costs of $2,366					3,000,000	3
Employee share awards									233,172
Trustee share awards									3,050
Amortization of unearned compensation
Forfeited stock grants									(3,552)
Purchase of treasury shares
Retirement of treasury shares									(97,236)
Share conversion preferred Series B			(11,000)						25,286
Distribution declared on common shares, $1.22 per share
Distributions declared on preferred shares, Series A $2.12 per share
Distributions declared on convertible preferred shares, Series B, $3.75 per share
Distributions declared on preferred shares, Series C $0.184 per share
Redemptions of preferred Series A	(3,000,000)	(3)
Redemptions of preferred Series C					(3,000,000)	(3)
Settlement of interest rate protection agreement
Amortization of interest rate protection agreement
Net income
Balance, December 31, 2003	—	—	983,712	1	—	—	—	—	46,691,754	47
Issuance of shares for stock options exercised									564,532
Issuance of preferred shares, Series D, net of offering costs of $1,574							100,000	1
Employee share awards									122,520
Trustee share awards									4,244
Amortization of unearned compensation
Forfeited stock grants									(4,004)
Purchase of treasury shares
Retirement of treasury shares									(67,564)
Share conversion preferred Series B			(691,062)						1,588,558	2
Distribution declared on common shares, $1.56 per share
Distributions declared on convertible preferred shares, Series B, $3.75 per share
Distributions declared on preferred shares, Series D $2.54 per share
Settlement of interest rate protection agreement
Amortization of interest rate protection agreement
Net income
Balance, December 31, 2004	—	—	292,650	1	—	—	100,000	1	48,900,040	49
Issuance of shares for stock options exercised									286,830
Employee share awards									139,208
Trustee share awards									5,570
Amortization of unearned compensation
Forfeited stock grants									(23,116)
Purchase of treasury shares
Retirement of treasury shares									(73,645)
Share repurchase program									(640,600)
Share conversion preferred Series B			(73,051)						167,878
Distribution declared on common shares, $1.71 per share
Distributions declared on convertible preferred shares, Series B, $3.75 per share
Distributions declared on preferred shares, Series D $53.77 per share
Amortization of interest rate protection agreement
Net income
Balance, December 31, 2005	—	$—	219,599	$1	—	$—	100,000	$1	48,762,165	$49

				Unearned	Accumulated
	Additional	Retained		Compensation	Other	Total
	Paid-In	Earnings	Treasury	Restricted	Comprehensive	Shareholders’
	Capital	(Deficit)	Stock	Shares	Loss	Equity
Balance, December 31, 2002	$596,629	$(54,474)	$—	$(9,349)	$(5,898)	$526,959
Issuance of shares for stock options exercised	6,073					6,073
Issuance of preferred shares, Series C, net of offering costs of $2,366	72,634					72,637
Employee share awards	6,470			(6,470)		—
Trustee share awards	92					92
Amortization of unearned compensation				6,312		6,312
Forfeited stock grants	(89)			89		—
Purchase of treasury shares			(3,503)			(3,503)
Retirement of treasury shares	(2,231)	(1,272)	3,503			—
Share conversion preferred Series B
Distribution declared on common shares, $1.22 per share		(56,491)				(56,491)
Distributions declared on preferred shares, Series A $2.12 per share		(2,225)				(2,225)
Distributions declared on convertible preferred shares, Series B, $3.75 per share		(3,721)				(3,721)
Distributions declared on preferred shares, Series C $0.184 per share		(365)				(365)
Redemptions of preferred Series A	(71,896)	(3,101)				(75,000)
Redemptions of preferred Series C	(72,634)	(187)				(72,824)
Settlement of interest rate protection agreement					(972)	(972)
Amortization of interest rate protection agreement					946	946
Net income		84,583				84,583
Balance, December 31, 2003	535,048	(37,253)	—	(9,418)	(5,924)	482,501
Issuance of shares for stock options exercised	8,005					8,005
Issuance of preferred shares, Series D, net of offering costs of $1,574	98,426					98,427
Employee share awards	4,824			(4,824)		—
Trustee share awards	150					150
Amortization of unearned compensation				4,912		4,912
Forfeited stock grants	(132)			132		—
Purchase of treasury shares			(2,489)			(2,489)
Retirement of treasury shares	(1,645)	(844)	2,489			—
Share conversion preferred Series B	(2)					—
Distribution declared on common shares, $1.56 per share		(74,421)				(74,421)
Distributions declared on convertible preferred shares, Series B, $3.75 per share		(2,367)				(2,367)
Distributions declared on preferred shares, Series D $2.54 per share		(254)				(254)
Settlement of interest rate protection agreement					(1,739)	(1,739)
Amortization of interest rate protection agreement					1,131	1,131
Net income		93,108				93,108
Balance, December 31, 2004	644,674	(22,031)	—	(9,198)	(6,532)	606,964
Issuance of shares for stock options exercised	3,922					3,922
Employee share awards	6,236			(6,236)		—
Trustee share awards	236					236
Amortization of unearned compensation				5,962		5,962
Forfeited stock grants	(966)			966		—
Purchase of treasury shares			(3,254)			(3,254)
Retirement of treasury shares	(2,075)	(1,179)	3,254			—
Share repurchase program			(26,099)			(26,099)
Share conversion preferred Series B						—
Distribution declared on common shares, $1.71 per share		(83,587)				(83,587)
Distributions declared on convertible preferred shares, Series B, $3.75 per share		(951)				(951)
Distributions declared on preferred shares, Series D $53.77 per share		(5,377)				(5,377)
Amortization of interest rate protection agreement					1,276	1,276
Net income		136,342				136,342
Balance, December 31, 2005	$652,027	$23,217	$(26,099)	$(8,506)	$(5,256)	$635,434

The accompanying notes are an integral part of these consolidated financial statements.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net Income	$136,342	$93,108	$84,584
Adjustments to reconcile net income to net cash provided by operating activities
Impairment of asset	1,153	937	—
Bad debts	630	1,710	1,322
Depreciation	34,366	36,323	33,512
Amortization of deferred financing costs	3,742	3,567	3,354
Other amortization	8,953	5,662	2,799
Straight-line rents	(3,314)	(4,687)	(3,654)
Incentive stock awards	5,962	4,912	6,401
Equity in net income of affiliates	(881)	(5,703)	(2,281)
Distributions received from affiliates	881	5,703	2,281
Gain on disposal of real estate	(119,078)	(57,597)	(42,481)
Gain on sale of investment in affiliates	—	(6,469)	—
Build-to-suit for sale activity, net of deposits	5,807	—	—
Net changes in:
Tenant accounts receivable	4,310	(1,014)	(1,816)
Prepaid expenses and other assets	(163)	7,969	(6,096)
Rents received in advance and security deposits	(913)	(878)	281
Accounts payable and accrued expenses	(8,983)	(770)	(1,704)
Net cash provided by operating activities	68,814	82,773	76,502

Cash flows from investing activities
Change in restricted cash and cash equivalents	(12,345)	(27,156)	22,921
Acquisition of real estate	(208,223)	(213,726)	(130,595)
Additions to construction in progress	(77,352)	(117,705)	(46,797)
Improvements and additions to properties	(22,002)	(20,986)	(17,832)
Proceeds from sale of real estate	501,349	191,158	73,529
Proceeds from sale of equity interest	—	42,774	—
Change in deposits on acquisitions	(1,559)	(1,549)	(1,479)
Issuance of mortgage and other notes receivable	—	—	(82,615)
Repayment of mortgage and other notes receivable	65,981	42,195	69,523
Distributions from (net investment in and advances to) affiliates	2,857	(2,458)	(16,142)
Receivables from affiliates and employees	28	43	16
Additions to deferred expenses	(1,246)	(8,445)	(7,814)
Net cash provided by (used in) investing activities	247,488	(115,855)	(137,285)

Cash flows from financing activities
Proceeds from sales of preferred shares	—	98,427	75,003
Proceeds from sale of common shares	3,922	8,005	6,073
Offering costs paid	—	—	(2,366)
Proceeds from issuance of senior unsecured debt	—	146,517	147,940
Proceeds from issuance of mortgage and other notes payable	—	42,023	—
Proceeds from issuance of tax exempt bonds	22,966	—	—
Proceeds from line of credit	386,500	462,300	578,500
Redemption of preferred stock	—	—	(147,824)
Repayment of line of credit	(490,800)	(544,500)	(382,800)
Repayment of revenue bonds payable	(210)	(210)	(210)
Repayments of mortgage and other notes payable	(23,995)	(1,427)	(1,734)
Repayments of bonds payable - unsecured	(100,000)	(100,000)	(150,000)
Distributions - Common	(83,587)	(74,421)	(56,492)
Distributions - Preferred	(6,358)	(2,367)	(6,311)
Purchase of treasury shares	(26,099)	—	—
Net cash (used in) provided by financing activities	(317,661)	34,347	59,779
Net change in cash and cash equivalents	(1,359)	1,265	(1,004)
Cash and cash equivalents, beginning of period	1,496	231	1,235
Cash and cash equivalents, end of period	$137	$1,496	$231

The accompanying notes are an integral part of these consolidated financial statements

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

1.             Organization

CenterPoint Properties Trust (the “Company”), a Maryland trust, and its wholly owned subsidiaries, own and operate primarily warehouse and other industrial properties in the metropolitan Chicago area.  In 2005, the Company operated as a real estate investment trust (“REIT”).

On December 7, 2005 the Company announced that CalEast Industrial Investors, LLC (“CalEast Industrial”) and the Company reached a definitive agreement whereby CalEast Industrial would acquire the Company for $50 per common share in cash.  On March 8, 2006, the Company was acquired by a sister company of CalEast Industrial, CalEast Solstice, LLC (“CalEast Solstice”).  CalEast Solstice is partnership between California Public Employees Retirement System (“CalPERS”) and LIC II Solstice Holdings, LLC, an affiliate of Jones Lang LaSalle (“LaSalle”).  Since 1999, CenterPoint and CalEast Industrial have partnered in a joint venture known as CenterPoint Venture LLC (“CenterPoint Venture”), which acquires, develops, manages and sells industrial property.  On March 12, 2006, the Company converted from a REIT for federal income tax purposes to a partnership for federal income tax purposes (the “Tax Conversion”).

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

2.             Summary of Significant Accounting Policies

Lease Revenue

Minimum rents are recognized based on the contractual rents stated in lease agreements.  Straight-line rental revenue is recorded as the difference between the average rent over the term of the lease agreement compared to the contractual rents.  The balance of unbilled straight-line rent receivable is included in tenant accounts receivable, and at December 31, 2005 and 2004 was $19,001 and $23,899, respectively.

Recoveries from tenants for taxes, insurance and other property operating expenses are recognized in the period the applicable costs are incurred, based on the reimbursement rules stated in lease agreements.

The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable estimated to be uncollectible.  Specifically, the Company allows for identified troubled accounts and also provides an additional reserve based on a percentage of other long outstanding items based on historical trends.  Tenant accounts receivable in the consolidated balance sheets is shown net of an allowance for doubtful accounts of $1,984 and $2,121 as of December 31, 2005 and 2004, respectively.

Real Estate Fee Income

Real estate fee income includes revenues recognized for certain development services provided by the Company, property management services, assignment fees, lease termination fees and other real estate related transactions.  In 2005, the Company recovered $14,473 in connection with the bankruptcy proceedings relating to our lost revenue claim against HALO Industries Inc., which was higher than the Company’s $3,055 receivable balance.  Such excess recovery has been included in real estate fee income.  In 2004, the Company earned lease termination fees of $8,395 upon the early termination of certain tenant’s leases and occupancy.  Due to one of the properties being under contract as of December 31, 2005, $6,653 of the lease termination fees are included in income from operations of sold properties, net of tax on the statement of operations for 2004.

Development fees are earned by the Company acting as a contractor in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  In certain instances where the Company earns development fees and it does not guarantee any cost of construction, the Company is not liable for any cost overruns.  In these cases, the fee is recognized on a straight-line basis over the term of the development agreement, provided a constant level of project management effort is required.  In other instances where the Company guarantees the cost of construction, as discussed in the Build-to-Suits for Sale section below, the Company’s fee is the difference between the actual cost of the development and the amount of the contract with the customer.  The percentage of fee recognized is calculated using the ratio of total costs incurred as a percentage of total estimated costs for the project.

Build-to-Suits for Sale

During 2005 the Company closed on the sale of four build-to-suits for sale projects.  These were separate contracts with third parties to construct facilities that required an up front earnest money deposit, with the remaining contract costs paid upon completion.  For contracts such as these where payment is due at completion and funded at closing, the Company has used the completed contract method of accounting in accordance with SOP 81-1 because the Company remains at risk until the sale has closed.  During the period of performance, costs are accumulated on the balance sheet, but no revenues or expenses are recorded before completion or substantial completion of the work.

At the end of 2005, the Company had two build-to-suits for sale under contract, which are presented in build-to-suit for sale deposits, net of costs on the balance sheet.  At the end of 2004, the Company had two build-to-suits for sale under contract, which are presented in build-to-suit for sale costs, net of deposits on the balance sheet.

Discontinued Operations

For purposes of applying FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS No. 144”), the Company considers each operating property to be an operating component.  Current period operating results for such properties sold and operating results for all prior periods presented are reclassified to income from discontinued operations.  The gain or loss upon sale for operating properties sold is shown as discontinued operations.  Property investments sold before operating activities commence are not considered components and are therefore not subject to discontinued operations presentation.

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

Preacquisition Costs

These costs are capitalized and included in prepaid expenses when incurred if they are directly identifiable with a specific property that the Company is actively seeking to acquire or develop.  If the Company ceases pursuit of the project or the project fails to meet the Company’s investment criteria, the Company will write off the related capitalized preacquisition costs.

Property Acquisitions

The Company accounts for all acquisitions in accordance with FAS No. 141, “Business Combinations” (“FAS 141”).  The Company allocates the purchase price of its operating property acquisitions based on the relative fair value of the assets acquired consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of above and below market leases, in-place lease value, the leasing costs for the in-place lease as if they had been incurred by the Company, and the value of the customer relationship.  For certain property acquisitions where the in-

place lease is short term in nature, the Company has underwritten the original purchase as if the tenant was vacating upon expiration.  Therefore, for short term leases acquired, the Company has placed no value on the customer relationship.

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

For properties acquired during 2005 and 2004, the Company allocated $13,881 and $11,405 of purchase cost to lease value and $2,116 and $1,753 to customer value, respectively, all of which are included in deferred expenses, net on the balance sheets.  The Company also allocated $1,716 to below market leases in 2005, which is included in accrued expenses on the balance sheets.

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

When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts.  The resulting gains or losses from dispositions of properties are reflected in the Company’s statement of operations.

The Company reviews the carrying value of its investments in real estate for impairment in accordance with FAS No. 144.  The Company will recognize an impairment loss on real estate assets under the following circumstances:

•              When an asset is designated to be held for sale and the fair value of the asset less the cost of disposal is less than the asset’s carrying value, or

•              When market conditions or some triggering event has made it certain that the carrying amount of an asset held for use might not be recoverable and the estimated undiscounted cash flows of the asset are insufficient to recover the carrying value of the asset.

Market conditions are assessed utilizing both management’s experience and external data.  The Company analyzes potential absorption, market values and market rental rates for each property on a periodic basis and as conditions change.  In cases of impairment, the asset will be reduced to its fair value based on the property’s estimated discounted future cash flows.  The amount of the reduction is recorded as an operating expense, impairment of asset.

Construction in Progress

Construction in progress consists of properties currently under development.  Land acquisition costs and direct and indirect construction costs (including costs of the Company’s development department) are included in construction in progress until the property or building is completed.  During the construction period property taxes and insurance associated with the property under construction are capitalized as development cost.  In addition, interest is capitalized monthly based on the average construction balance multiplied by the Company’s weighted average interest on debt outstanding during the month.  Interest and other operating costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred.  At the time the project is placed in service, it is reclassified into land and building and depreciated accordingly.

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

Restricted Cash

Restricted cash represents escrow and reserve funds for the completion of non-taxable 1031 exchanges, real estate taxes, capital improvements, and certain security deposits.  The balance of 1031 exchanges was $53,863 and $41,183 as of December 31, 2005 and 2004, respectively.  The funds in this account are invested in short term investments and valued at cost, which approximates market.

Developer Notes Receivable (Tax Increment Financing)

Tax Increment Financing (“TIF”) is a municipal financing and planning technique that is widely used to renovate declining areas or redevelop blighted areas while expanding a municipality’s tax base.  TIFs allow municipalities to make needed public and private improvements by promising to return all or a portion of the real estate tax increase generated by the improvements to the developer for a limited period of time.  TIF arrangements take many forms.  In some cases, municipalities issue bonds to the public to raise money to fund public improvement projects and the bonds are then repaid from either an increase in real estate taxes or a levy of special assessment on those benefiting from the improvements.  Other forms of TIF arrangement involve situations where municipalities provide incentives to developers to develop owned land in an effort to increase the municipality’s property tax base.  These types of arrangements can take many forms and in certain cases include an outright grant of cash or developer notes receivable to the developer.

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

The equity method is applied to investments when the Company does not have a majority interest in the investee, but does have significant influence over the operating and financial policies of the investee company. The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.  In all cases, the Company evaluates the investment or joint venture, using the principles of FASB Interpretation Number 46, “Consolidation of Variable Interest Entities,” as revised December, 2003, collectively (“FIN 46R”).  When the Company has determined that the joint venture arrangement is not a variable interest entity or that the arrangement is a variable interest entity and the Company is not the primary beneficiary, then the Company applies the equity method of accounting.

Consolidation

The Company’s consolidated financial statements include all of its accounts and other entities in which the Company has control.  Significant intercompany accounts and transactions have been eliminated upon consolidation.  The Company consolidates the operations of CenterPoint Realty Services Corporation (“CRS”), a wholly owned consolidated taxable REIT subsidiary.

CenterPoint Materials Corporation

Pursuant to the redevelopment agreement related to Center Point Intermodal Center (“CIC”), the Company has established a procurement company on the site.  The purpose of the procurement company is to capture sales taxes for the benefit of the town of Elwood, Illinois.  In addition, a portion of the sales taxes collected by the town of Elwood will be used to repay the developer notes held by the Company described in Note 6.  The Company accounts for the activities of the procurement company by netting material sales with material purchases and associated costs.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Factors that may affect CenterPoint’s estimates include:

•              The Company’s ability to monitor and predict real estate taxes assessed in arrears on owned and operating properties.

•              The Company’s ability to forecast accurately and control spending on long term development projects where total cost estimates and future left to spend estimates have been accrued in the case of sales of a portion of the entire project.

•              The Company’s ability to determine the fair value allocation of the tangible and intangible assets in conjunction with property acquisitions.

•              The Company’s ability to forecast future tax receipts assessed at CIC.

Income Taxes

The Company qualified as a REIT under sections 856-860 of the Internal Revenue Code beginning January 1, 1994.  In order to qualify as a REIT, the Company was required to distribute at least 90% of its taxable ordinary income to shareholders and to meet certain asset and income tests as well as certain other requirements.  As a REIT, the Company was generally not liable for Federal income taxes to the extent that it distributes its ordinary and net capital gain income to its shareholders.

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

Fair value of Financial Instruments

The Company’s financial instruments include cash equivalents, tenant accounts receivable, mortgage and other notes receivable, accounts payable, other accrued expenses, notes payable, and mortgage loans payable.  The Company assesses the fair value of these instruments based on market rates for financial instruments with similar terms.

Common Share-Based Compensation

The Company has several common share-based employee compensation plans, which are described in detail in Note 11.  As of the end of 2005, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and the applicable disclosure requirements of FASB Statement Number 123, “Accounting for Stock Based Compensation” (“FAS 123”).  The Company records restricted share grants by recognizing the fair value of stock as of the grant date as unearned compensation, a separate component of shareholders’ equity.  Unearned compensation is then amortized to compensation expense over the expected vesting period.  For options granted to employees, no compensation expense is reflected in net income as long as the options granted have exercise prices equal to the market value of underlying common shares on the date of the grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 and illustrates the impact of options granted.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)

Net income available to common shareholders, as reported	$130,014	$90,487	$74,985
Add: share based employee compensation expense	5,962	4,912	6,312
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,097)	(7,139)	(8,235)

Pro forma net income available to common shareholders	$125,879	$88,260	$73,062

Per share net income available to common shareholders
Basic - as reported	$2.68	$1.91	$1.63
Basic - pro forma	$2.59	$1.86	$1.59

Diluted - as reported	$2.60	$1.91	$1.63
Diluted - pro forma	$2.53	$1.86	$1.59

Derivative Financial Instruments

The Company used interest rate protection agreements in 2004 and 2003 to lock in the interest rate on an anticipated debt offering, and may utilize interest rate protection agreements in the future.  Receipts or payments that result from the settlement of rate protection agreements are recognized in other comprehensive income (loss) and amortized over the life of the new debt issuance as amortization of financing costs.  During the period prior to the settlement, interest rate protection agreements that qualify for hedge accounting are marked to market and any gain or loss is recognized in other comprehensive income (loss).  Any agreements that do not qualify for hedge accounting are marked to market and any gain or loss is recognized in net income.

Reclassifications

Certain items presented in the consolidated statements of operations for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143, “Asset Retirement Obligations” (“FAS 143”).  FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in FAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company.  Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 became effective in the Company’s fiscal quarter ended December 31, 2005.  Certain properties of the Company contain asbestos.  The Company’s policy is to keep asbestos appropriately contained, in accordance with current environmental regulations.  The Company does address asbestos in certain circumstances depending on the condition of the materials and depending on the investment needs of the property.  The Company adopted FIN 47 and the initial application did not have a material effect on its financial position, results of operations or cash flows.

In May 2005 the FASB issued FAS No. 154, “Accounting Changes and Error Corrections – replacement of APB No. 20 (Accounting Changes) and FAS 3 (Reporting Accounting Changes in Interim Financial Statements).”  This statement requires companies to apply changes in accounting principle to all periods presented as if the accounting had been in place in those periods as long as the periods-specific effects of the cumulative effect can be determined.  This guidance applies to voluntary changes in accounting principle and changes required by new accounting pronouncements that do not include specific transition provisions.  This statement also carries forward without change the guidance contained in Opinion 20 for reporting the correction of errors in previously issued financial statements and a change in accounting estimate.  This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

FASB Statement Number 123(R) (Revised 2004), “Share-Based Payment” (“FAS 123R”) was issued on December 16, 2004.  FAS 123R requires companies to expense the fair value of employee stock options and other forms of stock based compensation.  As revised by the February 14, 2005 meeting of the FASB, this pronouncement is now effective for annual periods beginning after June 15, 2005.  The Company plans to adopt the provisions of FAS 123R in 2006 using the modified prospective application method and expects that expenses related to stock options previously disclosed in the footnotes will be consistent with expenses recorded within the statement of operations on a prospective basis.

3.             Property Acquisitions and Dispositions

During each of the years ended December 31, 2005, 2004 and 2003, the Company acquired 36, 55 and 13 operating properties and six, six and six land parcels, respectively, for an aggregate purchase price of approximately $241,805, $269,281 and $127,901, respectively.  The properties were funded with proceeds from properties sold, borrowings under the Company’s line of credit, and proceeds of debt issuances in 2003 and 2004.  The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the results of operations of the acquired properties are included in the consolidated statements of operations from the dates of acquisition.

The Company disposed of 51 properties and seven land parcels in 2005, 34 properties and two land parcels in 2004, and 14 properties and 14 land parcels in 2003 for aggregate proceeds of approximately $501,349, $191,158 and $73,529, respectively.  In 2005, the Company also disposed of four build-to-suits for sale for aggregate sale proceeds of $56,894, which is reflected in the Company’s statement of operations as build-to-suit for sale revenue.  The construction costs for these properties are reflected in build-to-suit for sale construction costs in the Company’s statement of operations.  In 2004 CenterPoint sold its interest in Chicago Manufacturing Campus (“CMC”), a joint venture investment in four buildings totaling 1.6 million square feet (unaudited) between Ford Land and the Company.  The Company’s proceeds upon sale were $42,774.

The following unaudited pro forma financial data for the years ended December 31, 2005 and 2004 are presented to illustrate the estimated effects of the 2005 acquisitions as if they had occurred as of the beginning of each fiscal period presented.  The pro forma information includes adjustments for the results of operations for operating properties (rental revenues, operating expenses, depreciation and amortization and interest expense).  The following unaudited pro forma financial data is not necessarily indicative of the results of operations as if the 2005 acquisitions had been completed on the assumed date.

	Years Ended December 31,
	2005	2004

Revenues	$202,275	$114,531

Income before cummulative effect of change in accounting principle	134,772	91,103

Net income available to common shareholders	128,444	88,482

Per share net income available to common shareholders - diluted	$2.57	$1.87

The following unaudited pro forma financial data for the years ended December 31, 2004 and 2003 are presented to illustrate the estimated effects of the 2004 acquisitions as if they had occurred as of the beginning of the fiscal period presented.  The pro forma information includes adjustments for the results of operations for operating properties (rental revenues, operating expenses, depreciation and amortization and interest expense).  The following unaudited pro forma financial data is not necessarily indicative of the results of operations as if the 2004 acquisitions had been completed on the assumed date.

	Years Ended December 31,
	2004	2003

Revenues	$116,633	$125,620

Income before cummulative effect of change in accounting principle	93,982	78,588

Net income available to common shareholders	91,361	75,517

Per share net income available to common shareholders - diluted	$1.93	$1.64

4.             Mortgage and Other Notes Receivable

As of December 31, 2005, the Company had mortgages and other notes receivable outstanding of $15,027, bearing interest at rates ranging from 5.0% to 11.0% and maturing on dates ranging from February 2006 to December 2006.  As of December 31, 2004, the Company had mortgages and other notes receivable outstanding of $75,089, bearing interest at rates ranging from 4.5% to 11.0% and maturing on dates ranging from May 2005 to March 2006.

Land and buildings have been pledged as collateral for the above notes receivable held as mortgages.

5.             Investment in and Advances to Affiliates

The Company accounts for its investments in affiliates using the equity method whereby its cost of investment is adjusted for its share of equity in net income or loss from the date of acquisition and reduced by distributions received.

The Company has applied the principles of FIN 46R to its equity investees and the Company believes that the CenterPoint Venture, CenterPoint James Fielding, LLC (“CNTJF”) and CMC are not variable interest entities.  The Company believes the Rochelle Development Joint Venture LLC

(“Rochelle JV”) is a variable interest entity, but has determined that our venture partner is the primary beneficiary because they are expected to bear the majority of the expected losses.

The Company has therefore applied the equity method to all of these investments.  The equity method of accounting is also applied to investees when the Company has a majority ownership but does not have a majority vote or controlling interest.

CenterPoint Venture

On September 23, 2004, CRS and CalEast Industrial, an investment vehicle between CalPERS and LaSalle Investment Management, Inc., the investment management business of LaSalle, entered into an amended and restated limited liability company agreement for CenterPoint Venture.  The agreement, which extends CenterPoint Venture to June, 2012, sets forth the terms and conditions relating to the organization of CenterPoint Venture and sets forth the relationship between CenterPoint Venture and its members.  The agreement also governs the management, dissolution, liquidation and termination of CenterPoint Venture.  Pursuant to the agreement, CRS has an equity commitment of $66,700 and CalEast Industrial has an equity commitment in the amount of $200,000.  CenterPoint Venture also expanded and extended its line of credit facility to $150,000.  At December 31, 2005, CRS maintains a 25% investment in CenterPoint Venture.

The Company has considered this amendment as a triggering event for the re-evaluation of CenterPoint Venture as it relates to FIN 46R.  The Company believes that CenterPoint Venture, as governed by the amended and restated limited liability company agreement, is still not a variable interest entity and therefore is accounted for using the equity method.

As of December 31, 2005 and 2004, the Company’s investment in CenterPoint Venture was $8,463 and $11,797, respectively, and is included in investments in and advances to affiliates on the balance sheets.

The following table portrays certain operating information (unaudited) for CenterPoint Venture as of the end of December 31, 2005, 2004 and 2003:

	2005	2004	2003

Number of owned warehouse/industrial properties	6	16	17
Square footage of owned warehouse/industrial properties	1.0 million	1.8 million	2.4 million
Occupancy	48.7%	67.7%	76.9%

In 2000, CRS paid an additional $1,800 in syndication fees relating to CenterPoint Venture and is amortizing these fees on a straight-line basis over the life of CenterPoint Venture, 7 years.  Amortization of the syndication fees of $78, $212 and $257 were included in equity in net income (loss) of affiliates on the Company’s Consolidated Statement of Operations for each of the twelve months ended December 31, 2005, 2004 and 2003, respectively.  In 2004, the amortization was adjusted for the additional 5 year extension.  Unamortized syndication fees of $503, $581 and $793 are included in investments in affiliates in the Company’s Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003, respectively.

Rochelle Development Joint Venture

In December 2004, CenterPoint entered into a joint venture agreement with UBS Real Estate to develop CenterPoint Intermodal Center – Rochelle (“CIC - Rochelle”), a 362 acre industrial park located less than one mile from the Union Pacific Railroad’s 1,230 acre intermodal facility in Rochelle, Illinois.  Rochelle JV was capitalized with initial equity commitments of $60,000 by UBS Real Estate and $15,000 by CenterPoint, supported by a $30,000 subscription facility led by Wachovia Securities.  The venture expects to develop and sell leased facilities or develop facilities to be owned by users.  At December 31, 2005 CenterPoint maintains a 20% interest in the Rochelle JV.

The Company has considered FIN 46R as it relates to the joint venture.  The Company believes that the Rochelle JV is a variable interest entity, but has determined that UBS is the primary beneficiary because they are expected to bear the majority of the expected losses.  Accordingly, the Company accounts for its investment in this joint venture using the equity method of accounting.  The Company’s maximum exposure to loss as of December 31, 2005 is $2,385.

As of December 31, 2005 and 2004, the Company’s investment in Rochelle JV was ($245) and ($237), respectively, and is included in investments in and advances to affiliates on the balance sheets.

In 2005 and 2004, the Company earned development fees of $185 and $388, respectively, from the Rochelle JV.  In 2004, $78 of the development fee was deferred due to the Company’s partial ownership.  These fees were recognized in 2005.

CenterPoint James Fielding, LLC

CNTJF, a venture between the Company and the JF US Industrial Trust, a property trust listed on the Australian Stock Exchange and managed by James Fielding Funds Management Limited, was formed on May 19, 2005 to acquire and lease warehouse properties.

In 2005, the Company closed on the sale of 31 properties to CNTJF, which occurred in three phases.  As a result of the sales, the Company deferred $13,337 of its gain.  $3,381 is related to the Company’s 5% ownership of CNTJF and is included in investment in affiliate on the balance sheets.  The remaining $9,956 of deferred gain relates to a short term yield guarantee and is included in accrued expenses on the balance sheets.  As of December 31, 2005, the Company’s remaining balance on the short term yield guarantee was $5,329.  Also, in conjunction with these sales, CNTJF signed a promissory note in the amount of $3,800 payable to the Company and maturing in February 2006.  The note appears in mortgage and other notes receivable on the Company’s balance sheets.

As of December 31, 2005, an additional 9 properties are under contract to be sold to CNTJF in the first quarter of 2006 and are included in real estate held for sale, net of depreciation and amortization on the Company’s balance sheets.

In addition to the Company’s 5% ownership interest in CNTJF, the Company is managing the portfolio for fees.  Fees earned for the year ended December 31, 2005 amount to $241.  At December 31, 2005, the Company had $47 receivable for these fees included in prepaid expenses and other assets on the Company’s balance sheets.

As of December 31, 2005, the Company’s investment in CNTJF was $892, which includes the deferred gains described above, and is included in investments in and advances to affiliates on the balance sheets.

Chicago Manufacturing Campus

On January 14, 2002, CenterPoint finalized a joint venture agreement with Ford Motor Land Development Corporation (“Ford Land”) to develop Ford’s new automotive supplier manufacturing campus located on Chicago’s southeast side.  CMC, was owned 51% by CenterPoint and 49% by Ford Land.  The park occupies a 155-acre former brownfield site located approximately one-half mile from Ford’s Chicago Assembly Plant on the southeast side of Chicago, near the intersection of 126th Street and Torrence Avenue.  Site preparation and construction of four buildings, or 1.6 million square feet was completed in the third quarter of 2003.

On March 3, 2004, CenterPoint and Ford Land sold 90% of their respective interests in CMC to CalEast CMC Holding LLC, a subsidiary of CalEast Industrial.  The remaining 10% of CenterPoint’s and Ford Land’s interests was sold to CalEast CMC Holding LLC on December 14, 2004.

As a result of the 100% membership interest sales mentioned above, the Company was able to recognize $1,240 in previously deferred fees in the first quarter of 2004 and $324 in previously deferred fees in the fourth quarter of 2004.

Aside from the sale of the Company’s interest in 2004, the Company maintains a 51% interest in Chicago Manufacturing Campus II, which is comprised of approximately 30 acres of developable land.  As of December 31, 2005 and 2004, the Company’s investment in this venture amounts to $1,834 and $1,851, respectively, and is included in investments in and advances to affiliates on the balance sheets.

6.             Tax Increment Financing Arrangements

As of December 31, 2005 and 2004, the Company was party to two TIF arrangements; the first related to the 2,200 acre CIC in the city of Elwood, Illinois, and the second related to the 246 acre CenterPoint Business Center – McCook North (“CBC - North McCook”) in the city of McCook, Illinois.  The Company’s accounting treatment for each development is dependent on the facts, circumstances and substance of each TIF arrangement.

All of the TIF arrangements were provided to the Company in connection with redevelopment plans that the Company and each respective municipality are currently involved with or were involved with in the past.  In each instance, the Company has incurred capital costs related to the improvement of certain blighted areas or previously undeveloped land.  Also, in all cases the redevelopment agreements establish development plans and the arrangement by which the city has provided incentives to CenterPoint, documented in developer notes.  However, the terms related to each TIF arrangement, developer note and the source of real estate tax increment used to repay the developer notes receivable are each unique.  Below is a summary of the Company’s accounting treatment for each TIF arrangement:

•              CIC – The CIC project encompasses an entire 2,200 acre TIF district established to develop land previously utilized by the United States Army training area.  The Company planned to develop this land into a 620 acre intermodal yard and adjacent industrial park.  In return, the city promised all tax increments produced to be returned to CenterPoint through June of 2023.  This arrangement was documented in the redevelopment agreement and developer notes bearing interest at 10.0% and terminating in 2023.

In this case, CIC represents an entire TIF district.  Therefore, the Company’s developer notes are serviced solely by the tax increment produced by the Company’s real estate development.  Upon completion of each individual project within the CIC development, the Company does not recognize developer notes receivable because the source of the repayments and the collectibility of the notes had not been established.  The TIF district’s tax increments were solely reliant on the success of the development, which was owned by the Company.  Therefore, during the term of the Company’s ownership, CenterPoint accounts for the incentives provided by the city as tax abatements as earned.  The Company recorded $142, $526 and $1,060 for tax abatements during the three years ended 2005, 2004 and 2003, respectively.

•              CBC- North McCook –The CBC – North McCook project encompasses an entire 242 acre TIF district established to redevelop a blighted industrial site.  The Company plans to develop this site into a retail and industrial park.  The city promised the Company a certain dollar amount of tax increments as documented in the redevelopment agreement and developer notes bearing no interest and terminating in December 2027.

In this case, CBC – North McCook represents the entire TIF district.  The city’s incentives provided to the Company are solely serviced by the tax increments produced by the Company’s development and its success.  The Company completed two projects at this site in 2005 and has estimated the total taxes produced by these properties to be less than the original taxes on the project.  Therefore, no increment was realized.

2003 Change in TIF Accounting Policy

As of December 31, 2002 and for the three quarters ending September 30, 2003, the Company had been applying the same accounting principle for all of the developer notes described above and other notes that they were party to previously.  The developer notes were recorded when the collectibility of the developer notes had been demonstrated.  The recorded value of such notes were accounted for as cost reimbursement arrangements; thereby reducing the basis of the related development.

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

As described above, the CIC project encompasses an entire TIF district and this TIF district is the sole source of real estate tax increment for purposes of servicing the city’s commitment, incentives and developer notes.  The Company’s accounting policy for the CIC developer notes changed in 2003 from a cost reimbursement arrangement to a real estate tax abatement arrangement.  The new accounting policy reflected the fact that when the Company pays real estate taxes at the CIC development, the incremental taxes flow through the city of Elwood and are returned to the Company.  Under this accounting principle, when the Company accrues real estate taxes at the CIC (because real estate taxes are paid one year in arrears) the Company simultaneously accrues an abatement receivable to offset the tax expense incurred.

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

Since the Company has adopted this change in accounting policy in the fourth quarter of 2003, the new policy has been retroactively applied to the first quarter of 2003, resulting in a cumulative effect of a change in accounting principle of $6,528, representing the establishment of CIC developer notes and interest receivable of $5,904 for sold parcels at CIC and $624 for real estate tax abatements related to 2002 real estate taxes at CIC.  This change in accounting treatment also increased net income (over that which would have been reported under the previous accounting policy) for the first nine months of 2003 by $3,684, which relates to 2003 real estate tax abatements at CIC and the recognition of additional developer note principal and interest receivables due to the sale of parcels of CIC during 2003.  The new accounting policy is deemed to more appropriately reflect the substance of the CIC developer notes and the agreement that the Company has with the town of Elwood, Illinois.

7.             Financial Impact of Change in Accounting for TIF Notes

As described in Note 6, the Company adopted a new accounting principle for certain developer notes in 2003.  The following is a summary of the results of operations of the Company for the years ended December 31, 2005, 2004 and 2003 and the proforma results of operations assuming the new method of accounting for certain developer notes for those same periods was applied retroactively.

	Years Ended December 31,
	2005	2004	2003

Results of operations as reported:

Income before cumulative effect of change in accounting principle	$136,342	$93,108	$78,056
Cumulative effect of change in accounting principle, net of tax	—	—	6,528

Net income	136,342	93,108	84,584
Preferred dividends	(6,328)	(2,621)	(9,599)

Net income available to common shareholders	$130,014	$90,487	$74,985

Basic EPS:
Income available to common shareholders from before cumulative effect of change in accounting principle	$2.68	$1.91	$1.49
Cumulative effect of change in accounting principle	—	—	0.14
Net income available to common shareholders	$2.68	$1.91	$1.63

Diluted EPS:
Income available to common shareholders from before cumulative effect of change in accounting principle	$2.60	$1.91	$1.49
Cumulative effect of change in accounting principle	—	—	0.14
Net income available to common shareholders	$2.60	$1.91	$1.63

Proforma results of operations assuming new method of accounting for certain developer notes was applied retroactively:

Net income	$136,342	$93,108	$78,056
Preferred dividends	(6,328)	(2,621)	(9,599)

Net income available to common shareholders	$130,014	$90,487	$68,457

Basic EPS:
Net income available to common shareholders	$2.68	$1.91	$1.49

Diluted EPS:
Net income available to common shareholders	$2.60	$1.91	$1.49

8.             Deferred Expenses

Fully amortized deferred expenses of $2,755 and $1,801 were written off in 2005 and 2004, respectively.  In connection with property dispositions, the Company also wrote off unamortized deferred leasing, customer value, lease value and other costs of $11,348 and $8,468 in 2005 and 2004, respectively.

The balances are as follows:

	December 31,
	2005	2004

Deferred financing costs, net of accumulated
amortization of $6,243 and $5,129	$6,979	$8,559
Deferred lease value, net of accumulated
amortization of $4,634 and $2,210	10,716	12,504
Deferred customer value, net of accumulated
amortization of $227 and $122	2,469	2,372
Deferred leasing and other costs, net of accumulated
amortization of $4,858 and $5,140	10,028	11,178

	$30,192	$34,613

As of December 31, 2005, certain properties under contract for sale had $2,175 of lease and customer values which were included in real estate held for sale, net of depreciation on the balance sheets.

9.     Long Term Debt

The long-term debt as of December 31, 2005 and 2004 consists of the following:

Property Pledged as	Carrying Amount of Notes at December 31,		Interest	Periodic Payment		Estimated Balloon Payment	Final Maturity
Collateral	2005	2004	Rate	Terms		at Maturity	Date

Mortgage Notes Payable and Other Debt:
7620 S. 10th Street, Oak Creek, WI	—	1,871	8.05%	22	(a)	1,795	08/01/05
11801 South Central, Alsip, IL	2,859	3,218	7.35%	49	(a)	—	01/01/12
16750 Vincennes, South Holland, IL	3,824	3,897	7.75%	31	(a)	3,514	08/15/09
Designated pool of four properties	11,820	12,530	7.05%	131	(a)	9,661	09/01/08
Designated pool of eight properties (b)	14,111	14,499	7.17%	101	(a)	13,086	05/31/08
Designated pool of six properties (b)	14,716	15,136	7.17%	105	(a)	13,611	07/01/08
Designated pool of two properties (c)	6,702	—	7.78%	53	(a)	5,328	08/01/10
11925 W. Carmen, Milwaukee, WI (d)	500	—	6.24%		(d)	500	11/20/13
Non-recourse TIF debt (e)	8,837	21,958	8.00%		(e)		06/15/23

	63,369	73,109

Senior Unsecured Debt:
Bonds Payable - 1998 (f)	—	100,000	6.75%		(g)	100,000	04/01/05
Bonds Payable - 2002	150,000	150,000	5.75%		(g)	150,000	08/15/09
Bonds Payable - 2003	150,000	150,000	4.75%		(g)	150,000	08/01/10
Bonds Payable - 2004 (h)	150,000	150,000	5.25%		(g)	150,000	07/15/11

	450,000	550,000

Tax Exempt Debt:
City of Chicago Revenue Bonds - 1997	44,100	44,100	(i)		(j)	44,100	09/08/32
City of Chicago Revenue Bonds - 2002	47,000	47,000	(k)		(j)	47,000	03/01/37
Illinois Department Finance Authority	2,690	2,900	(l)		(j)	—	12/01/18
INAFA Enterprise Center (b)	24,900	24,900	(b)		(j)	24,900	06/01/22
City of Chicago, IL Enterprise Center (m)	23,250	—	(m)		(j)	23,250	06/01/22

	141,940	118,900

Line of Credit:
Revolving line of credit	27,200	131,500	(n)		(n)	—	06/30/06

Total long term debt	$682,509	$873,509

(a)           Amount represents the monthly payment of principal and interest.

(b)           Along with the purchase of a portfolio of properties from the Prime Realty Group (“Prime”) in October and November 2004, the Company assumed two mortgage notes payable and one issuance of tax exempt debt.  The first mortgage note was collateralized by a pool of eight properties, bearing interest at a face rate of 7.17% and terminating on May 31, 2008.  The second mortgage note was collateralized by a pool of six properties, bearing interest at a face rate of 7.17% and terminating on July 1, 2008.  As part of these acquisitions, the Company recognized a $686 mortgage premium on the first mortgage and a $715 mortgage premium on the second mortgage, due to the interest rate being higher than market, 5.5% at the time of the purchase.  These mortgage premiums are included on the mortgage note’s balance in this table and in the Company’s consolidated balance sheets.  These premiums are being amortized over the terms of the respective loans.  The tax exempt debt was Variable/Fixed Rate Demand Tax Exempt bonds issued by the state of Indiana.  The tax exempt bonds are enhanced by a letter of credit, which contains certain financial covenants pertaining to consolidated net worth.  The tax-exempt bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (3.56% and 2.08% at December 31, 2005 and 2004, respectively).  The tax exempt bonds require monthly payments of interest only and mature in June 2022.

(c)           Along with the purchase of a portfolio of properties from HSA Commercial Real Estate in January 2005, the Company assumed two mortgages totaling $25,323.  The first mortgage note was collateralized by a pool of two properties, bearing interest at a face rate of 7.78% and terminating in August 2010.  The second mortgage note was collateralized by one property, bearing interest at a face rate of 7.0% and terminating in August 2009.  As part of the acquisition, the Company recognized a $1,554 mortgage premium due to the interest rate of each note being higher than market, 5.5% at the time of the purchase.  The Company has since repaid $19,487 of these notes in conjunction with subsequent property sales.  The remaining mortgage premium is included on the mortgage note’s balance in this table and in the Company’s consolidated balance sheets.

(d)           Along with the purchase of 11925 W. Carmen, Milwaukee, Wisconsin in June 2005, the company assumed a $500 mortgage.  The mortgage is collateralized by the property, bearing interest at a face rate of 6.24% and maturing on November 20, 2013.  The mortgage requires annual payments of interest only.

 (e)          On January 22, 2004, the Company completed the sale of $48,000 of TIF developer notes related to CIC.  Debt service payments related to the $48,000 in developer notes sold will come from real estate tax increments levied on the entire CIC project.  Real estate tax increment on Company owned parcels will be paid by the Company while third parties will pay the increment on sold properties.  As of December 31, 2005 and 2004, the Company is carrying $8,837 and $21,958, respectively, of the $48,000 in sold TIF developer notes on its balance sheet in mortgage notes payable and other debt.  The note balance has been reduced due to the recognition of the discounted value of expected future real estate tax increment payments to be made by third parties resulting from property sales at CIC, which, absent the sale of the $48,000 in TIF Notes, would be recognized as a note receivable on the Company’s balance sheet.  This liability, however, is entirely non-recourse to the Company and is not a legal liability of the Company.

(f)            The Company paid off its outstanding $100,000 senior unsecured notes, which were bearing interest at a rate of 6.75%, on April 1, 2005, their maturity date.

(g)           The note requires semi-annual payments of interest only.

(h)           On July 12, 2004, the Company issued $150,000 in unsecured, 7-year notes that bear interest at a face rate of 5.25% and maturing in 2011.  The proceeds from the issuance were $146,517 after issuance costs and the settlement of an interest rate lock for $1,739.  The settlement of the interest rate lock is included in accumulated other comprehensive loss and is being amortized over the term of the debt as amortization of deferred financing costs ($248 and $104 in 2005 and 2004, respectively).

(i)            These Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois are enhanced by a letter of credit.  The letter of credit contains certain financial covenants pertaining to consolidated net worth.  The tax-exempt bonds bear initial interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (3.63% and 2.03% at December 31, 2005 and 2004, respectively).  The bonds require monthly payments of interest only and mature in September, 2032.  Of the original proceeds, the Company holds $1,471 and $1,444 in escrow (shown in restricted cash and cash equivalents) at December 31, 2005 and 2004, respectively, for future construction costs.

(j)            The note requires monthly payments of interest only.

(k)           These Variable/Fixed Rate Demand Special Facilities Airport Revenue Bonds issued by the City of Chicago, Illinois are enhanced by a letter of credit.  The letter of credit contains certain financial covenants pertaining to consolidated net worth.  The tax-exempt bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (3.56% and 2.08% at December 31, 2005 and 2004, respectively).  The bonds require monthly payments of interest only and mature in March, 2037.  Of the original proceeds, the Company holds $21,661 and $21,829 in escrow (shown in restricted cash and cash equivalents) as of December 31, 2005 and 2004, respectively, for future construction costs.

(l)            The Adjustable Rate Revenue Bonds, issued by the Illinois Department Financing Authority, are enhanced by a letter of credit.  The bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (3.56% and 2.08% at December 31, 2005 and 2004, respectively).  The bonds require monthly payments of interest only and mature in December, 2018.  On every December 1st since the

Company assumed the loan, the Company is required to make a principal payment of $210 in accordance with the terms of the loan.

(m)          On January 4, 2005, the Company marketed $23,250 in tax-exempt bonds, issued by the City of Chicago, Illinois.  These adjustable rate revenue bonds are enhanced by a letter of credit.  These bonds were acquired by the Company at the time of the portfolio acquisition from Prime, completed in October 2004 (see “b” above).  They had been issued but unmarketed by Prime.  These bonds bear interest at a Weekly Adjustable Interest Rate determined by the Remarketing Agent (3.56% at December 31, 2005).  The bonds require monthly payments of interest only and mature in June 2022.

(n)           In June 2003, the Company extended its unsecured line of credit facility, which originated in 1996 and was previously amended in 2000.  The interest rate at December 31, 2004 reflects the rates paid under different LIBOR contracts ranging from 2.8400% to 3.2375% (LIBOR plus 0.8%) and there were no Prime Rate contracts outstanding.  At December 31, 2005, the interest rate payable under LIBOR contracts was 5.1750% (LIBOR plus 0.8%) and the interest rate payable under Prime Rate contracts was 7.2500%.  The line requires payments of interest only when LIBOR contracts mature and monthly on borrowings under Prime Rate.  On August 23, 2005, the Company reduced its available line of credit facility from $350,000 to $250,000, and the Company’s commitment fee was reduced from $700 per year to $500 per year, or 20 basis points.  At December 31, 2005 and 2004, the Company had $222,800 and $218,500, respectively, available under the line.

As of December 31, 2005 mortgage notes, other debt, senior unsecured debt, tax exempt debt and line of credit mature as follows:

Total

2006	$29,798
2007	2,737
2008	38,404
2009	154,610
2010	156,299
Thereafter	300,661

Total	$682,509

Based on borrowing rates available to the Company at the end of 2005 and 2004 for mortgage loans with similar terms and maturities, the fair value of the fixed interest rate mortgage notes payable was $501,060 compared to $504,532 carrying value for 2005 and $602,358 compared to $601,151 carrying value for 2004.

Land, buildings and equipment with an aggregate net book value of approximately $92,208 at December 31, 2005 and $84,601 at December 31, 2004 have been pledged as collateral for the above mortgage debt.

10.          Shareholders’ Equity

Common Shares of Beneficial Interest

As of December 31, 2005 and 2004, the Company had outstanding shares of 48,762,165 and 48,900,040, respectively.

Series A and Series C Cumulative Redeemable Preferred Shares of Beneficial Interest

On November 10, 1997, the Company issued 3,000,000 shares of its Series A Preferred Shares at a purchase price of $25 per share.  Dividends on the Preferred Shares were cumulative from the date of issuance and payable quarterly commencing on January 30, 1998.  The Series A Preferred Shares were not redeemable prior to October 30, 2002.

On May 5, 2003, the Company issued $75,000 of variable rate Series C Preferred Shares through a private placement to an institutional investor.  The initial dividend rate on the Series C Preferred Shares was three month LIBOR plus 150 basis points.  On May 6, 2003, proceeds from this issuance were used to redeem all outstanding shares of the Company’s Series A Preferred Shares (redemption announced April 1, 2003) for an aggregate redemption price of $25.0353 per Series A Preferred Share (approximately $75,106).  On July 7, 2003, the Company redeemed its Series C Preferred Shares with proceeds from the Company’s line of credit.  Preferred dividends on the Company’s statement of operations was increased by $3,101 and $191 due to the difference between the fair value of the consideration transferred to the holders of the shares and the carrying amount of the Series A Preferred Shares and the Series C Preferred Shares, respectively.

Series B Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest

On June 23, 1999, the Company completed a public offering of 1,000,000 shares of 7.50% Series B Convertible Cumulative Redeemable Preferred Shares (“Series B Preferred Shares”) at a purchase price of $50.00 per share.  Dividends on the Series B Preferred Shares are cumulative from the date of issuance and payable quarterly commencing on September 30, 1999.  The payment of dividends and amounts upon liquidation will rank senior to the Common Shares.  The shares have no maturity date, but may be redeemed by the Company for $50.00 per share after June 30, 2004. The shares are convertible into common shares at a conversion price of $21.75 per common share, equivalent to a conversion rate of 2.2989 to 1. The Company converted 73,051 shares and 691,062 shares into common shares in accordance with the share agreement in 2005 and 2004, respectively.

Series D Flexible Cumulative Redeemable Preferred Shares

On December 14, 2004 the Company completed a public offering of 100,000 shares of 5.377% Series D Flexible Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) at a purchase price of $1,000.00 per share.  The Company received net proceeds of $98,427 after offering costs.  Dividends will accrue from the date of original issuance and initially will be payable semiannually in arrears at a fixed rate of 5.377%, commencing on June 15, 2005 through December 14, 2009.  Unless the Company decides to redeem or remarket the shares to fix the dividend rate for periods allowed for in the prospectus, after five years the dividends rate will automatically adjust to a variable rate reset quarterly equal to 1.85%, plus the greater of (i) the 3-month LIBOR rate; (ii) the 10-year Treasury rate: and (iii) the 30-year Treasury rate, as defined by the prospectus.  The shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Earnings Per Common Share

Following are the reconciliations of the numerators and denominators for computing basic and diluted earnings per share (“EPS”) data:

	Years Ended December 31,
	2005	2004	2003

Numerators:
Income (loss) from continuing operations	$351	$(11,170)	$3,360
Gain on sale of real estate, net of tax	7,082	185	5,421
Dividend on preferred shares	(6,328)	(2,621)	(9,599)
Income available to common shareholders from continuing operations - for basic and diluted EPS	1,105	(13,606)	(818)

Discontinued operations
Gain on sale, net of tax	111,176	57,412	36,308
Income from operations of sold properties, net of tax	17,733	46,681	32,967
Discontinued operations - for basic and diluted EPS	128,909	104,093	69,275

Income available to common shareholders before cumulative effect of change in accounting principle	130,014	90,487	68,457

Cumulative effect of change in accounting principle - for basic and diluted EPS	—	—	6,528

Net income available to common shareholders - for basic and diluted EPS	$130,014	$90,487	$74,985

Denominators:
Weighted average common shares outstanding - for basic EPS	48,532,280	47,364,105	46,021,460
Effect of share options and grants	1,518,084	1,793,806	1,466,620
Weighted average common shares outstanding - for diluted EPS	50,050,364	49,157,911	47,488,080

Basic EPS:
Income available to common shareholders from continuing operations	$0.02	$(0.29)	$(0.02)
Discontinued operations	2.66	2.20	1.51
Cumulative effect of change in accounting principle	—	—	0.14
Net income available to common shareholders	$2.68	$1.91	$1.63

Diluted EPS:
Income available to common shareholders from continuing operations	$0.02	$(0.29)	$(0.02)
Discontinued operations	2.58	2.20	1.51
Cumulative effect of change in accounting principle	—	—	0.14
Net income available to common shareholders	$2.60	$1.91	$1.63

Pursuant to Statement of Financial Accounting Standard No. 128, “Earnings Per Share,” the weighted average common shares outstanding for diluted EPS is the same as the weighted average common shares outstanding for basic EPS due to the loss from continuing operations for the years ended December 31, 2004 and 2003.

The assumed conversion of convertible preferred stock into common shares for purposes of computing diluted EPS by adding convertible preferred dividends to the numerator and adding assumed share conversions to the denominator for 2005, 2004 and 2003 would be anti-dilutive.

11.          Stock Incentive Plans

As of December 31, 2005 the Company has reserved 285,847 common shares for future issuance under the 2003 Omnibus Employee Retention and Incentive Plan (the “2003 Plan”), and 2,000,000 common shares for future issuance under the dividend reinvestment and stock purchase plan.

2003 Omnibus Employee Retention and Incentive Plan

On May 16, 2003, the Shareholders adopted the 2003 Plan to permit the Company to continue to make share based awards as part of the Company’s long-term compensation plan.  In accordance with the 2003 Plan, no further grants or option awards will be made under the 2000 Omnibus Employee Retention and Incentive Plan (the “2000 Plan”).  As amended by the June 2004 two-for-one share split of Common Shares, the 2003 Plan authorizes the award of 2,400,000 shares over its term.  The 2003 Plan is administered by a committee (the “Committee”) consisting of two or more non-employee trustees designated by the Board of Trustees of the Company.  No awards may be granted under the 2003 Plan after July 31, 2006.  The terms of the 2003 Plan are highlighted below:

•                  First, the 2003 Plan authorizes the Committee to grant options to purchase the Company’s common shares in the form of incentive stock options (“ISO’s”) or other tax-qualified options which may be subsequently authorized under the federal tax laws.  The exercise price of the options may not be less than 100% of the fair market value of common shares at the time of issuance.

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

•                  Third, the 2003 Plan authorizes the Committee to grant restricted shares or equivalents of the Company’s common shares.  The restriction periods may vary at the Committee’s discretion, but may not be less than one year.

•                  Finally, the 2003 Plan authorizes the Committee to grant performance awards to employees in the form of either performance shares, representing one share of the Company’s common shares, or performance units, representing an amount established by the Committee at the time of the award.  At the time the award is made, the Committee will establish superior and satisfactory performance targets measuring the Company’s performance over a set period.  The actual awards will be determined by the Committee measured against these goals.

Restricted Stock Grants

During 2005, 2004 and 2003 under the terms of the 2003 Plan and the 2000 Plan, the Compensation Committee of the Company awarded employees, officers and directors restricted shares as follows:

Date	Number of Restricted Shares Awarded	Grant Price
2000 Plan
Restricted Shares
March 7, 2003	229,828	$28.15
March 25, 2003	400	29.19
May 15, 2003	2,042	30.05
2003 Plan
Restricted Shares
May 16, 2003	902	30.28
March 2, 2004	114,920	39.50
June 18, 2004	7,600	37.49
February 9, 2005	487	44.10
March 8, 2005	128,758	44.99
April 25, 2005	63	40.45
May 16, 2005	9,900	42.36
Restricted Share Equivalents
March 2, 2004	23,508	39.50
March 8, 2005	21,603	44.99

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

The 2005 and 2004 restricted share equivalents were awarded in the name of the participants, each having dividend equivalent rights equal to dividends paid to common shareholders.  Upon vesting, under the terms of the share equivalent agreements, the participants will receive cash equal to the number of equivalents held multiplied by the closing price of the Company’s stock on the day the equivalents vest.  The Company is using variable-plan-accounting treatment for these share equivalents.  Changes in the quoted market value of the Company’s shares between the date of grant and each balance sheet date result in a change in the measure of compensation expense for the share equivalents.  The dividend equivalent is recorded as compensation expense in the period the dividend is declared.

As of December 31, 2005, the Company had the following unvested, restricted share grants outstanding at the following grant prices:

Date of Grant	Number of Shares at Original Issuance	Number of Shares Outstanding at December 31, 2005	Grant Price
2003 Plan
March 2, 2004	114,920	101,930	$39.50
June 18, 2004	7,600	7,600	37.49
February 9, 2005	487	487	44.10
March 8, 2005	128,758	117,663	44.99
April 25, 2005	63	63	40.45
May 16, 2005	9,900	9,900	42.36

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

During 2005, 2004 and 2003, the Company has incurred additional share grant expense upon the early vesting of certain 2000 Plan and 2003 plan share grants.  The following table summarizes this activity and their impact on each respective reporting period:

Early Vesting Date	Original Issue Date	Number of Shares Vested	Additional Compensation Expense
November 23, 2003	February 21, 2001	276,072	$4,158
April 23, 2004	January 29, 2002	196,416	3,487
June 16, 2005	March 7, 2003	222,691	4,044
August 3, 2005	March 25, 2003	400	8
December 1, 2005	May 15, 2003	2,042	42
December 12, 2005	May 16, 2003	902	18

The amount amortized to expense, inclusive of the early vesting charge, during 2005, 2004, and 2003 was $5,512, $4,912 and $6,312, respectively.  In 2005, the Company capitalized a portion of the stock grant vesting related to development department efforts on projects under development of $450.

Director Stock Plan

The 1995 Director Stock Plan is for an aggregate of 150,000 common shares and provides that each independent director, upon election or re-election to the Board, must receive 50% and may elect to receive 100% of his annual retainer fee in Common Shares at the market price on such date.  The plan terminated on December 31, 2004 in accordance with its terms; therefore no shares were issued in 2005.  In 2004 and 2003, 4,244 and 3,050 Common Shares were issued under this plan, respectively.  In connection with the issuance of such shares, $150 and $92 was charged to expense in 2004 and 2003, respectively.

Stock Options Outstanding

For the three year period ended December 31, 2005, the Compensation Committee of the Company granted employees, officers and trustees share options as follows under the terms of the 2003 Plan and the 2000 Plan:

Date of Issue	Number of Shares Options Issued	Exercise Price
2000 Plan
March 7, 2003	278,160	$28.15
2003 Plan
May 16, 2003	76,000	30.28
June 10, 2003	325,160	30.68
March 2, 2004	722,502	39.50
June 28, 2004	76,000	37.49
February 9, 2005	4,875	44.10
March 8, 2005	825,930	44.99
April 25, 2005	625	40.45
May 16, 2005	99,000	42.36

The options from both the 2003 Plan and the 2000 Plan were granted at fair market value on the date of grant and have a 10-year term.  They become exercisable in 20% annual increments after one year from date of grant.  Option activity for the three years ended December 31, 2005 is summarized below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,019,921	$25.57	3,846,642	$21.23	3,577,442	$19.00
Granted	930,430	44.70	798,502	39.31	679,320	29.60
Exercised	(341,400)	18.23	(625,223)	16.38	(410,120)	15.62
Terminated	(268,496)	41.53	—		—
Outstanding at end of year	4,340,455	29.27	4,019,921	25.57	3,846,642	21.23

Exercisable at end of year	1,652,061		1,100,305		1,044,090
Available for future grant	285,847		1,076,916		1,997,938
Weighted average per share value of options granted during the year		$5.83		$4.48		$2.99

In the first quarter of 2005, the Company entered into a service and employment with John S. Gates, Jr., the former Chief Executive Officer of the Company, which among other terms, amended the life of his option agreements to be effectively vested on December 31, 2005.  As a result of this re-pricing, the Company incurred a compensation charge of $1,540 in 2005 related to the amortization of the value of his share options then outstanding in accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25.”

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk free interest rate	3.94%	3.54%	2.75%
Dividend yield	3.77%	3.97%	4.12%
Expected lives	6 years	6 years	6 years
Expected volatility	16.26%	15.93%	16.62%

The following table summarizes information about stock options at December 31, 2005:

Options outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price

$24.35- $39.50	542,576	1 year	$33.16	488,318	$33.16
12.44- 17.96	822,737	4 years	16.90	504,794	16.81
18.91- 20.50	455,600	5 years	20.31	227,800	20.31
22.95- 23.26	480,032	6 years	22.99	192,013	22.99
24.35- 27.63	322,296	7 years	25.02	96,689	25.02
28.15- 30.68	500,834	8 years	29.54	100,167	29.54
37.49- 39.50	422,800	9 years	39.14	42,280	39.14
40.45- 44.99	793,580	10 years	44.65

Shareholder Rights Plan

In July 1998, the Board of Trustees approved a shareholder protection plan (the “Rights Plan”), declaring a dividend of one right for each share of the Company’s common shares outstanding on or after August 11, 1998.  Exercisable 10 days after any person or group acquires 15 percent or more or commences a tender offer for 15 percent or more of the Company’s common shares, each right entitles the holder to purchase from the Company one one-thousandth of a Junior Preferred Share of Beneficial Interest, Series A (a “Rights Preferred Share”), at a price of $120, subject to adjustment.  The Rights Preferred Shares (1) are non-redeemable, (2) are entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share or 1,000 times the Company’s common share dividend, (3) have a minimum liquidation preference equal to the greater of $100 per share or 1,000 times the liquidation payment made per common share and (4) are entitled to vote with the common shares with each Rights Preferred Share having 1,000 votes.  50,000 of the Company’s authorized preferred shares have been designated for the plan.

The Rights Plan was not adopted in response to any takeover attempt but was intended to provide the Board with sufficient time to consider any and all alternatives under such circumstances. Its provisions are designed to protect the Company’s shareholders in the event of an unsolicited attempt to acquire the Company at a value that is not in the best interest of the Company’s shareholders.

12.          401K Savings Plan

CenterPoint Properties Trust Savings and Retirement Plan (the “401K Plan”) was established to cover eligible employees of the Company.  Under the 401K Plan eligible employees may elect to enter into an agreement with the Company to defer a percentage of their compensation up to the annual limit set by the Internal Revenue Service.  Employees may elect to participate at the beginning of each quarter subsequent to achieving 30 days of service.  Company matching contributions are made after completion of one year of service.  The Company may make a matching contribution equal to a discretionary percentage of the Participants’ salary reductions.  The Company contributed 50 percent of the first 8 percent per pay period for the years ended December 31, 2005, 2004, and 2003.  Participants direct the investment of all contributions into various options offered by the 401K Plan.   The Company incurred expense of approximately $342, $311, and $268 in each year, respectively.

13.          Impairment of Assets and Asset Held for Sale

As of December 31, 2005, the Company classified 18 operating properties, a land parcel in Naperville, Illinois, a land parcel in McCook, Illinois and two build-to-suits for sale at McCook Industrial Center as held for sale.  All of these above mentioned properties were under contract for sale as of December 31, 2005.  Of the 18 operating properties held for sale, 9 properties were scheduled to be sold to CNTJF in the first quarter of 2006.  Net income (property revenues less real estate taxes, property operating and leasing expenses, property specific interest expense and depreciation and amortization) related to these properties held for sale was $6,621, $10,319 and $3,945 for the years ended December 31, 2005, 2004 and 2003, respectively.

As of March 31, 2005, the Company had one property held for sale in which the carrying value of the property, 2601 Bond Street, University Park, Illinois, was greater than the expected net sale proceeds; therefore the Company recorded a $694 impairment.  The decline in value was attributable to weak market conditions in the submarket, and the Company’s long-term plan for the property was revised in the first quarter of 2005 upon the receipt of interest from a prospective buyer.  This property was sold in the second quarter of 2005 for no additional loss.

As of September 30, 2005, the Company had two land parcels in Naperville, Illinois held for sale in which the carrying value of the properties was greater than the expected net sale proceeds.  Therefore, the Company recorded a $459 impairment.  The decline in value was attributable to weak market conditions in the submarket, and the Company’s long-term plan for the property was revised in the third quarter of 2005.  These properties were sold in the fourth quarter of 2005.

As of December 31, 2004, the Company classified three operating properties, a land parcel in McCook, Illinois, two build-to-suits for sale at CBC - Gurnee, Gurnee, Illinois and two land parcels in Naperville, Illinois as held for sale.  All of these above mentioned properties were under contract for sale as of December 31, 2004.  The carrying value of land parcels in Naperville was greater than the expected net sales proceeds; therefore, the Company recorded a $937 impairment.  The decline in value was attributable to weakening market conditions for retail land which is the expected use for the land.  Net income related to these properties held for sale was $4,005 and $4,037 for the years ended December 31, 2004 and 2003, respectively.

There can be no assurance that any properties held for sale will be sold.

14.          Discontinued Operations

The Company’s results of operations include the operating results of both properties disposed and properties held for future sale.  For the periods presented, the Company included all of the results of operations from the 120 operating properties disposed since January 1, 2003 and all properties held for sale as of December 31, 2005 in discontinued operations, income from discontinued operations, net of tax.  The following table summarizes the operating results from these properties for the three years ended December 31, 2005:

	Years Ended December 31,
	2005	2004	2003

Revenues:
Minimum rents	$29,457	$65,516	$52,323
Straight line rents	838	3,090	2,037
Expense reimbursements	9,904	13,289	13,594
Total revenue	40,199	81,895	67,954

Expenses
Real estate taxes	10,349	14,257	14,280
Property operating and leasing	2,966	4,475	3,460
Depreciation and amortization	9,148	16,548	15,006
Interest incurred, net	338	—	1,861
Total expenses	22,801	35,280	34,607

Operating income	17,398	46,615	33,347

Provision (benefit) for income taxes	335	66	(380)

Net income	$17,733	$46,681	$32,967

15.          Income Taxes

In 2005, 2004 and 2003, because CenterPoint qualified as a REIT and distributed all of its taxable ordinary and capital gain net income, it incurred no federal income tax liability.  The differences between taxable income as reported on CenterPoint’s tax return (estimated 2005 and actual 2004 and 2003) and consolidated net income are reported here as follows:

	2005 Estimate	2004 Actual	2003 Actual

Net income	$136,342	$93,108	$84,584
Less: (Net income) loss of CRS, Taxable REIT subsidiary, included above	2,784	905	(1,224)
Add: Impairment of asset held for sale	—	937	—
Net income from REIT operations	139,126	94,950	83,360
Less: Straight-line rent (excluding CRS)	(3,158)	(4,705)	(3,471)
Less: Cumulative effect of change in accounting principle	—	—	(6,528)
Add: Book depreciation and amortization (excluding CRS)	38,664	37,716	35,925
Less: Tax depreciation and amortization	(26,444)	(27,619)	(26,952)
Less: Book gain on sale of real estate (excluding CRS)	(120,405)	(63,300)	(41,600)
Add: Tax gain on sale of real estate	57,773	11,416	16,329
Add / (less): Other book/tax differences, net	889	(4,032)	9,944
Taxable income before adjustments	86,445	44,426	67,007
Less: Capital gains	(57,773)	—	—
Taxable ordinary income before adjustments subject to 90%	$28,672	$44,426	$67,007

For income tax purposes, distributions paid to common shareholders consist of ordinary income, return of capital and capital gains if applicable.  For the three years ended December 31, 2005, CenterPoint’s dividends per share were taxable as follows:

	Years Ended December 31,
	2005		2004		2003

Ordinary income	$0.57	33.0%	$1.06	68.0%	$1.22	100.0%
Return of capital	—	0.0%	0.50	32.0%	—	0.0%
Capital gains	0.75	44.0%	—	0.0%	—	0.0%
Unrecaptured Section 1250 gains	0.39	23.0%	—	0.0%	—	0.0%
	$1.71	100.0%	$1.56	100.0%	$1.22	100.0%

The components of income tax (expense) benefit are as follows:

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$414	$(1,697)	$(1,272)
State	375	(232)	(208)
Deferred:
Federal	968	2,088	(488)
State	350	490	(57)
	$2,107	$649	$(2,025)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  Deferred tax assets (liabilities) include the following as of December 31, 2005, December 31, 2004 and December 31, 2003:

	Years Ended December 31,
	2005	2004	2003

Fixed assets	$192	$515	$(2,989)
Intangible assets	503	473	382
Investment in partnerships	217	20	(10)
Accrued expenses	491	2	79
Prepaid rents	5	—	34
Straight-line rent	(83)	(11)	(130)
Other	25	49	—
State NOL	125	—	—
Disallowed interest	891	—	1,104

Net deferred tax asset/(liability)	$2,366	$1,048	$(1,530)

The provision for income taxes for the years ended December 31, 2005, reconcile to the Company’s components of income tax expense for the periods presented as follows:

	Year Ended December 31,
	2005	2004	2003

Tax benefit (expense) associated with income from operations on sold properties which is included in discontinued operations	$335	$66	$(380)

Tax (expense) associated with gains and losses on the sale of real estate which is included in discontinued operations	(640)	(292)	(988)

Tax (expense) associated with gains and losses on the sale of real estate	(180)	(118)	(268)

Provision for income tax benefit (expense)	2,592	993	(389)

Income tax benefit (expense)	$2,107	$649	$(2,025)

The income tax expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before cumulative effect of change in accounting principle as follows:

	Years Ended December 31,
	2005	2004	2003

Tax benefit (expense) at federal rate	$1,663	$529	$(1,105)
State tax benefit (expense), net of Federal benefit (expense)	478	67	(174)
Tax exempt interest	—	167	264
Disallowed interest expense	—	(84)	(615)
Gain on sale of real estate	—	(53)	(127)
Other	(34)	23	(268)
	$2,107	$649	$(2,025)

16.          Future Rental Revenues

Under existing noncancelable operating lease agreements as of December 31, 2005, tenants of the warehouse and other industrial properties are committed to pay in aggregate the following minimum rentals:

2006	103,006
2007	91,085
2008	78,947
2009	62,750
2010	49,700
Thereafter	111,961
Total	$497,449

17.          Supplemental Information to Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
Supplemental disclosure of cash flow information:
Interest paid, net of interest capitalized	$30,406	$31,595	$25,563
Interest capitalized	8,978	6,586	8,569
Income taxes paid	64	2,851	1,216
Dividends declared, not paid	224	254	—
Non-cash additions to mortgage notes receivable	119	672	1,188
Non-cash reduction in non-recourse TIF debt	13,126	7,539	14,994

In conjunction with the property acquisitions, the Company assumed the following assets and liabilities:

Purchase of real estate	$(241,805)	$(269,281)	$(127,901)
Mortgage notes payable	27,377	29,764	—
Tax-exempt debt	—	24,900	—
Liabilities, net of other assets	6,205	891	(2,694)
Acquisition of real estate	$(208,223)	$(213,726)	$(130,595)

In conjunction with the property dispositions, the Company disposed of the following assets and liabilities:

Disposal of real estate	$471,191	$245,859	$132,292
Mortgage notes payable assumed by buyers	—	—	(55,992)
Mortgage financing provided to buyers	(5,800)	(73,434)	(3,482)
Net other assets (liabilities) assumed by buyers	35,958	18,733	711
Disposition of real estate	$501,349	$191,158	$73,529

In the twelve months of 2005, the Company’s build-to-suit for sale activity consists of proceeds from property sales of $56,894 and 2005 disbursements associated with these sales of $29,745.  An additional $4,563 was spent on two build-to-suits for sale, which are in progress.

As part of the early vesting of stock grants mentioned in Note 11, the Company withheld shares (based on employee’s election) with a fair value of $3,254, $2,489 and $3,503 in 2005, 2004 and 2003, respectively, in order to pay employee related taxes based on the statutory rate.  The related shares were retired.

In 2004, the Company took a deed in lieu of foreclosure on a mortgage note receivable totaling $4,912.  The Company reduced its mortgage notes receivable and added the property to its investment in real estate, assuming ownership of the property.

In 2003, the Company recorded charges to preferred dividends relating to the original offering cost of preferred share issuances that were redeemed totaling $3,288, in accordance with EITF Topic D-42.

18.          Related Party Transactions

In 2005 the Company purchased a portfolio of 5 properties from CenterPoint Venture with a purchase price of $19,000.  As a result of the sale, CenterPoint Venture recorded a gain of $1,574.  Due to the Company’s 25% interest in CenterPoint Venture, the Company deferred its share of the gain from its equity pick-up, amounting to $394.

The Company earned fees from CenterPoint Venture totaling $423, $601 and $2,344 for acquisitions, administrative services and for property management services for the years ended December 31, 2005, 2004 and

2003, respectively.  At December 31, 2005 and 2004, the Company had $72 and $143, respectively, receivable for these fees, included in prepaid expenses and other assets on the Company’s balance sheets.

In 2005, the Company closed on the sale of 31 properties to CNTJF, which occurred in three phases.  As a result of the sales, the Company deferred $13,337 of its gain.  $3,381 is related to the Company’s 5% ownership of CNTJF and is included in investment in affiliate on the balance sheets.  The remaining $9,956 of deferred gain relates to a short term yield guarantee and is included in accrued expenses on the balance sheets.  As of December 31, 2005, the Company’s remaining balance on the short term yield guarantee was $5,329.  Also, in conjunction with these sales, CNTJF signed a promissory note in the amount of $3,800 payable to the Company that matures in February 2006.  The note appears in mortgage and other notes receivable on the Company’s balance sheets.  As of December 31, 2005, an additional 9 properties are under contract to be sold to CNTJF in the first quarter of 2006.  In addition to the Company’s 5% ownership interest in CNTJF, the Company is managing the portfolio for fees.  Fees earned for the year ended December 31, 2005 amounted to $241.  At December 31, 2005, the Company had $47 receivable for these fees included in prepaid expenses and other assets on the Company’s balance sheets.

In 2004, the Company and its affiliates sold a portfolio of 10 properties, totaling $108,446 to Benderson Harlem Associates LP.  Legg Mason advised and brokered the transaction on behalf of the buyer.  One of the Company’s trustees, Thomas Robinson, is a current Managing Director in the Corporate Finance Real Estate Group of Legg Mason Wood Walker, Inc.  Mr. Robinson abstained from the voting on this transaction.  This transaction was approved by a unanimous vote of the remaining trustees.  Mr. Robinson’s independence under the rules of the New York Stock Exchange and the Securities and Exchange Commission was not impacted by this sale.

In 2004, the Company sold its interest in CMC to CalEast Industrial, the Company’s joint venture partner in CenterPoint Venture.  The Company sold its interest for $42,774 and recorded a gain related to the sale of $6,469.

In December 2004, CenterPoint Venture entered into a joint venture with WisPark Land Company.  Simultaneously with the closing, CenterPoint transferred its undeveloped land holdings located in Gurnee, Illinois to the new venture and recorded $23 of profit and deferred $6 due to the Company’s ownership percentage.

In December 2004, the Company entered into a joint venture with UBS Real Estate to develop CenterPoint Intermodal Center – Rochelle, a 362 acre planned industrial park located less than one mile from the Union Pacific Railroad’s new intermodal facility.  The Company sold land and a building to the Rochelle Venture and recorded no gain upon sale as the land and building were sold at cost.

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

At December 31, 2005, the Company has six properties subject to purchase options, as follows:

•                  The property located at 343 Carol Lane, Elmhurst, Illinois is subject to a purchase option exercisable on February 1, 2008.  The tenant has exercised this option and the purchase price is $1,476.

•                  The property located at 6600 Industrial Road, Milwaukee, Wisconsin is subject to a purchase option at fair market value, exercisable after July 18, 2006.

•                  The property located at 230 Scott Street, Elk Grove Village, Illinois is subject to a purchase option for $1,450, exercisable at any time prior to the end of the lease, which is June 30, 2010.

•                  The property located at 27236 Baseline Road, Elwood, Illinois is subject to a purchase option for $14,521, exercisable after August 1, 2007.

•                  The property located at 11045 Gage Avenue, Franklin Park, Illinois is subject to a purchase option for $7,445, exercisable until July 1, 2007.

•                  The property located at 1319 Marquette Drive, Romeoville, Illinois is subject to a purchase option for $4,220, exercisable after April 1, 2006.

For all of these options agreements, the option price exceeds the Company’s current net book value for the property.

On April 15, 2005, Paul T. Ahern, Executive Vice President and Chief Operating Officer, was placed on administrative leave.  On May 24, 2005, Mr. Ahern filed a lawsuit against the Company in Cook County alleging claims of breach of his employment agreement and defamation.  On July 8, 2005, the Court dismissed Mr. Ahern’s complaint without prejudice, but entered a preliminary injunction against the enforcement of the covenant not to compete in Paragraph 1 of Mr. Ahern’s Non-Competition, Non-Solicitation and Confidentiality Agreement.  Although it believed Mr. Ahern had, by his actions, resigned from the Company, this was disputed by Mr. Ahern and the Company’s Board of Trustees terminated Mr. Ahern’s employment on July 12, 2005.  On October 3, 2005, the Court dismissed five of Mr. Ahern’s seven breach of contract claims and his entire defamation claim, and also revoked the preliminary injunction entered on behalf of Mr. Ahern on July 8, 2005.  The parties are presently engaged in discovery.  The Company believes that this matter will have no material impact on its financial results.

On October 4, 2005, Joliet Township District No. 204 (the “District”) filed a lawsuit in Will County, Illinois against a subsidiary of the Company for breach of contract, among other things, relating to an agreement of April 24, 2001 (the “TIF Agreement”).  In the TIF Agreement, the Company agreed to pay the District a charitable contribution and the District agreed to waive objection to the TIF district or the Redevelopment Agreement between the Company’s subsidiary and the Village of Elwood.  In the lawsuit the District claimed an interest in a “senior share” of the tax increment under the Redevelopment Agreement, complained that the Company and the Village amended the Redevelopment Agreement eliminating the purportedly agreed upon senior shares, asked for actual damages of $7,500 and, based on a Fraud count in the lawsuit, punitive damages of $20,000.  The Company filed a motion to dismiss the Complaint. In response, the District voluntarily filed an Amended Complaint. The District abandoned the Fraud count and the punitive damage claim and added two additional counts based on contract and estoppel theories. The claim for actual damages of $7,500 remains and the Amended Complaint also asks the court to “abolish” the TIF District and reinstate the senior share provisions of the Redevelopment Agreement.  The Company will file a motion to dismiss the Amended Complaint also and believes the complaint as now drafted is flawed and should be dismissed.  The Company believes the TIF Agreement established the Company’s entire obligation in the matter, that the TIF Agreement does not obligate the Company’s subsidiary to pay any more than the agreed charitable contribution and that the lawsuit will have no material effect on its financial statements.

20.          Subsequent Events

As mentioned in Note 1, on March 8, 2006, the Company was acquired by CalEast Solstice.  CalEast Solstice purchased all of the outstanding common shares of the Company following the approval of a merger agreement by vote of the shareholders.

In connection with the merger, the Company requested its common shares and Series B Preferred Shares be delisted from the New York Stock Exchange (“NYSE”).  The Company has received confirmation from the NYSE that the Company’s common shares and Series B Preferred Shares were delisted effective prior to the open of trading on March 9, 2006.

Effective March 12, 2006, the Company converted from a REIT for federal income tax purposes to a partnership for federal income tax purposes.

All of the Company’s outstanding options and restricted shares were terminated in connection with the acquisition of the Company by CalEast Solstice for a cash payment equal to the difference between the $50 per share merger consideration and the exercise price for options and $50 per share for restricted shares.  The total consideration paid amounted to $103,078.

Also, as referenced in Note 5, the Company was under contract to sell 9 properties to CNTJF at December 31, 2005.  On February 1, 2006, the Company closed on the sale of these properties to the venture for an aggregate sales price of $81,012.

21.          Quarterly Financial Highlights (Unaudited)

The following tables reflect the results of operations for the Company during the four quarters of 2005 and 2004 (dollars in thousands, except unit and per share data).  The results of operations have been adjusted from their original reported value to reflect the reclassification of the results of operations for every operating property sold in 2005 to income from operations of sold properties from discontinued operations in accordance with FAS No. 144.  The reclassification has no effect on net income available to common shareholders or net income available to common shareholders per share.

	Quarter ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Total revenues	$36,402	$58,120	$32,543	$67,791
Income from continuing operations	780	(6,556)	(1,446)	7,573
Discontinued operations
Gain on sale, net of tax	25,048	25,936	39,950	20,242
Income from operations of sold properties, net of tax	5,559	5,456	4,300	2,418
Gain on sale of real estate, net of tax	—	655	374	6,053
Preferred dividends	(1,604)	(1,588)	(1,572)	(1,564)
Net income available to common shareholders	29,783	23,903	41,606	34,722

Basic EPS:
Income available to common shareholders from continuing operations	$(0.02)	$(0.15)	$(0.06)	$0.25
Discontinued operations	0.63	0.64	0.92	0.47
Net income available to common shareholders	$0.61	$0.49	$0.86	$0.72

Diluted EPS:
Income available to common shareholders from continuing operations	$(0.02)	$(0.15)	$(0.06)	$0.24
Discontinued operations	0.63	0.64	0.92	0.45
Net income available to common shareholders	$0.61	$0.49	$0.86	$0.69

Distributions per common share	$0.4275	$0.4275	$0.4275	$0.4275

	Quarter ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Total revenues	$26,446	$20,318	$25,094	$28,509
Income from continuing operations	5,798	(9,445)	(4,660)	(2,863)
Discontinued operations
Gain on sale, net of tax	6,573	2,543	26,570	21,726
Income from operations of sold properties, net of tax	7,984	22,010	8,368	8,319
Gain on sale of real estate, net of tax	—	177	—	8
Preferred dividends	(887)	(837)	(368)	(529)
Net income available to common shareholders	19,468	14,448	29,910	26,661

Basic EPS:
Income available to common shareholders from continuing operations	$0.11	$(0.22)	$(0.11)	$(0.07)
Discontinued operations	0.31	0.53	0.74	0.62
Net income available to common shareholders	$0.42	$0.31	$0.63	$0.55

Diluted EPS:
Income available to common shareholders from continuing operations	$0.10	$(0.22)	$(0.11)	$(0.07)
Discontinued operations	0.30	0.53	0.74	0.62
Net income available to common shareholders	$0.40	$0.31	$0.63	$0.55

Distributions per common share	$0.3900	$0.3900	$0.3900	$0.3900

SCHEDULE II

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Description	Beginning Balance	Charge to cost and Expenses	Recoveries	Deductions(a)	Ending Balance

For year ended December 31, 2005:
Allowance for doubtful accounts	$2,121	$630	$—	$(767)	$1,984

For year ended December 31, 2004:
Allowance for doubtful accounts	$1,705	$1,710	$—	$(1,294)	$2,121

For year ended December 31, 2003:
Allowance for doubtful accounts	$1,318	$1,322	$—	$(935)	$1,705

NOTE:            (a) Deductions represent the write-off of accounts receivable against the allowance for doubtful accounts.

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES	Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2005
(Dollars in thousands)

			Initial Costs		Costs Capitalized
				Buildings and	Subsequent to Acquisition
	Encumbrances			Improvements		Buildings and	Carrying
Description	(e)		Land	(a)	Land	Improvements	Costs (b)

Warehouse/industrial properties:

425 West 151st Street East Chicago, IN			$252	$1,805	$(70)	$5,929	$1,155
201 Mississippi Street Gary, IN			807	9,948	278	25,707
620 Butterfield Road Mundelein, IL			335	1,974	61	624
1319 Marquette Drive Romeoville, IL			948	2,530		294
1400 Busse Road Elk Grove Village, IL			439	5,719		495
1250 Carolina Drive West Chicago, IL			583	3,836		757
5619 West 115th Street Alsip, IL			2,267	12,169		2,341
900 W. University Drive Arlington Heights, IL			817	3,268	17	96
745 Birginal Drive Bensenville, IL			601	2,406	1	504
21399 Torrence Avenue Sauk Village , IL			1,550	6,199	565	755
2600 N. Elmhurst Road Elk Grove Village, IL.	$11,820	(g)	842	3,366	1	108
8901 W. 102nd Street Pleasant Prairie, WI			900	3,608		276
10601 Seymour Avenue Franklin Park, IL			2,020	8,081	184	14,199
11701 South Central Alsip, IL			1,241	4,964	22	1,785
850 Arthur Avenue Elk Grove Village, IL			270	1,081	2	722
1827 North Bendix Drive South Bend, IN			1,010	4,040	24	190
4400 S. Kolmar Chicago, IL			603	2,412	9	2,265
7501 N. 81st Street Milwaukee, WI			1,018	4,073	24	144
1100 Chase Avenue Elk Grove Village, IL			248	993	7	339
2553 N. Edgington Franklin Park, IL			1,870	7,481	67	2,804
875 Fargo Avenue Elk Grove Village, IL			572	2,284	14	1,082
1501 Pratt Avenue Elk Grove Village, IL			1,047	4,189	72	2,503
400 N. Wolf Road Northlake, IL			4,504	18,017	(996)	14,662

							Life Upon
							Which
							Depreciation
	Gross Amounts at Which						In Latest
	Carried at Close of Period						Income
		Buildings and		Accumulated	Date of	Date	Statement Is
Description	Land	Improvements	Total (c) (d)	Depreciation	Construction	Acquired	Computed

Warehouse/industrial properties:

425 West 151st Street East Chicago, IN	$182	$8,889	$9,071	$(4,989)	1913/1988-1990	1987		(f)
201 Mississippi Street Gary, IN	1,085	35,655	36,740	(18,392)	1946/1985-1988	1985		(f)
620 Butterfield Road Mundelein, IL	396	2,598	2,994	(866)	1990	1993		(f)
1319 Marquette Drive Romeoville, IL	948	2,824	3,772	(1,039)	1990-1991	1993		(f)
1400 Busse Road Elk Grove Village, IL	439	6,214	6,653	(2,918)	1987	1993		(f)
1250 Carolina Drive West Chicago, IL	583	4,593	5,176	(1,576)	1989-1990	1993		(f)
5619 West 115th Street Alsip, IL	2,267	14,510	16,777	(5,355)	1974	1993		(f)
900 W. University Drive Arlington Heights, IL	834	3,364	4,198	(1,227)	1974	1994		(f)
745 Birginal Drive Bensenville, IL	602	2,910	3,512	(1,025)	1974	1994		(f)
21399 Torrence Avenue Sauk Village , IL	2,115	6,954	9,069	(2,496)	1987	1994		(f)
2600 N. Elmhurst Road Elk Grove Village, IL.	843	3,474	4,317	(1,169)	1995	1995		(f)
8901 W. 102nd Street Pleasant Prairie, WI	900	3,884	4,784	(1,299)	1990	1994		(f)
10601 Seymour Avenue Franklin Park, IL	2,204	22,280	24,484	(6,078)	1963/1965	1995		(f)
11701 South Central Alsip, IL	1,263	6,749	8,012	(2,009)	1972	1995		(f)
850 Arthur Avenue Elk Grove Village, IL	272	1,803	2,075	(509)	1972/1973	1995		(f)
1827 North Bendix Drive South Bend, IN	1,034	4,230	5,264	(1,349)	1964/1990	1995		(f)
4400 S. Kolmar Chicago, IL	612	4,677	5,289	(948)	1964	1995		(f)
7501 N. 81st Street Milwaukee, WI	1,042	4,217	5,259	(1,269)	1987	1996		(f)
1100 Chase Avenue Elk Grove Village, IL	255	1,332	1,587	(396)	1969	1996		(f)
2553 N. Edgington Franklin Park, IL	1,937	10,285	12,222	(2,823)	1967/1989	1996		(f)
875 Fargo Avenue Elk Grove Village, IL	586	3,366	3,952	(1,030)	1979	1996		(f)
1501 Pratt Avenue Elk Grove Village, IL	1,119	6,692	7,811	(1,538)	1973	1996		(f)
400 N. Wolf Road Northlake, IL	3,508	32,679	36,187	(8,716)	1956/1965	1996		(f)

		Initial Costs		Costs Capitalized
			Buildings and	Subsequent to Acquisition
	Encumbrances		Improvements		Buildings and	Carrying
Description	(e)	Land	(a)	Land	Improvements	Costs (b)

425 South 37th Avenue St. Charles, IL		644	2,575	7	260
2004-2207 South 114th Street West Allis, WI		942	3,770	7	290
2801 S. Busse Road Elk Grove Village, IL		1,875	7,556	12	679	107
7447 South Central Avenue Bedford Park, IL		437	1,748	8	206
7525 S. Sayre Avenue Bedford Park, IL		587	2,345	5	948
1 Allsteel Drive Aurora, IL		2,458	9,832	(252)	11,284
2525 Busse Highway Elk Grove Village, IL		5,400	12,601	527	12,077
2701 S. Busse Road Elk Grove Village, IL		1,875	5,667	4	1,713	255
East Avenue and 55th Street McCook, IL		1,190	4,761	943	491
2301 Route 30 Plainfield, IL		1,217	4,868	(60)	2,498
200 Champion Dr. North Lake, IL		467	5,645		2,149	87
745 Dillon Drive Wood Dale, IL		645	2,820		128
4700 Ironwood Drive Franklin, WI		419	3,415	11	64
3400 N. Powell Franklin Park, IL		812	3,277	3	53
11440 West Addison Franklin Park, IL		540	2,200	3	191
3434 N. Powell Franklin Park, IL		429	1,723	3	215
7633 S. Sayre Bedford Park		167	700	4	99
11550 W. King Drive Franklin Park, IL		320	1,303	3	195
7201 S. Leamington Bedford Park, IL		336	1,697		388
11400 W. Melrose Street Franklin Park, IL		168	43	3	11
11801 S. Central Alsip, IL	2,859	1,592	6,367	2	657
1808 Swift Dr. Oak Brook, IL		475	2,620	675	13,951
5611 W. Mill Road Milwaukee, WI		218	925		161

							Life Upon
							Which
							Depreciation
	Gross Amounts at Which						In Latest
	Carried at Close of Period						Income
		Buildings and		Accumulated	Date of	Date	Statement Is
Description	Land	Improvements	Total (c) (d)	Depreciation	Construction	Acquired	Computed

425 South 37th Avenue St. Charles, IL	651	2,835	3,486	(826)	1976	1996		(f)
2004-2207 South 114th Street West Allis, WI	949	4,060	5,009	(1,118)	1965/1966	1997		(f)
2801 S. Busse Road Elk Grove Village, IL	1,887	8,342	10,229	(2,295)	1997	1997		(f)
7447 South Central Avenue Bedford Park, IL	445	1,954	2,399	(517)	1980	1997		(f)
7525 S. Sayre Avenue Bedford Park, IL	592	3,293	3,885	(805)	1980	1997		(f)
1 Allsteel Drive Aurora, IL	2,206	21,116	23,322	(5,099)	1957-1967	1997		(f)
2525 Busse Highway Elk Grove Village, IL	5,927	24,678	30,605	(6,298)	1975	1997		(f)
2701 S. Busse Road Elk Grove Village, IL	1,879	7,635	9,514	(1,948)	1997	1997		(f)
East Avenue and 55th Street McCook, IL	2,133	5,252	7,385	(2,117)	1979	1997		(f)
2301 Route 30 Plainfield, IL	1,157	7,366	8,523	(1,772)	1972/1984	1997		(f)
200 Champion Dr. North Lake, IL	467	7,881	8,348	(1,602)	1998/2004	1998		(f)
745 Dillon Drive Wood Dale, IL	645	2,948	3,593	(694)	1985/1986	1998		(f)
4700 Ironwood Drive Franklin, WI	430	3,479	3,909	(841)	1998	1998		(f)
3400 N. Powell Franklin Park, IL	815	3,330	4,145	(791)	1961	1998		(f)
11440 West Addison Franklin Park, IL	543	2,391	2,934	(569)	1961	1998		(f)
3434 N. Powell Franklin Park, IL	432	1,938	2,370	(493)	1960	1998		(f)
7633 S. Sayre Bedford Park	171	799	970	(183)	1968/1969	1998		(f)
11550 W. King Drive Franklin Park, IL	323	1,498	1,821	(341)	1963	1998		(f)
7201 S. Leamington Bedford Park, IL	336	2,085	2,421	(449)	1958	1998		(f)
11400 W. Melrose Street Franklin Park, IL	171	54	225	(45)		1998		(f)
11801 S. Central Alsip, IL	1,594	7,024	8,618	(1,563)	1985	1998		(f)
1808 Swift Dr. Oak Brook, IL	1,150	16,571	17,721	(3,416)	1965/1969/1973	1997		(f)
5611 W. Mill Road Milwaukee, WI	218	1,086	1,304	(225)	1960	1998		(f)

			Initial Costs		Costs Capitalized
				Buildings and	Subsequent to Acquisition
	Encumbrances			Improvements		Buildings and	Carrying
Description	(e)		Land	(a)	Land	Improvements	Costs (b)

100 W. Whitehall Northlake, IL			578	7,791		209	185
101 45th Street Munster, IN			1,925	7,700	1	321
250 W. 63rd Street Westmont, IL			188	751		24
22W760 Poss Street Glen Ellyn, IL			286	1,145		31
1000 Swanson Dr. Batavia, IL			211	846		23
425 N. Villa Avenue Villa Park, IL			325	1,300		25
16951 State Street South Holland, IL			397	1,589		57
1140 W. Thorndale Itasca, IL			374	1,497	1	247
1265 Naperville Dr. Romeoville, IL			571	2,285	1	194
737 Fargo Ave. Elk Grove Village, IL			460	1,841	12	114
3511 W. Greentree Rd. Milwaukee, WI			540	2,160		390
951 Fargo Avenue Elk Grove Village, IL		(g)	954	2,470		1,635
301 E. Vienna Milwaukee, WI			1,005	4,022	22	(5)
317 W. Lake Street Northlake, IL			2,735	10,940		2,401
10801 W. Irving Park Rd Chicago, IL				7,553		72	159
3450 W. Touhy Skokie, IL			970	3,881		1,879
11100 W. Silver Spring Rd. Milwaukee, WI			986	3,945		102
875 Diggins Street Harvard, IL			788	3,154	41	525
16750 South Vincennes South Holland, IL	3,824		1,178	4,710		623
1810-1850 Northwestern Ave Gurnee, IL			822	3,289		338
6600 Industrial Drive Milwaukee, WI			500	2,000		1,202
500 Wall Street Glendale Heights, IL			1,610	6,440		1,085
600 W. Irving Park Road Bensenville, IL 60106			163	652	2	400

							Life Upon
							Which
							Depreciation
	Gross Amounts at Which						In Latest
	Carried at Close of Period						Income
		Buildings and		Accumulated	Date of	Date	Statement Is
Description	Land	Improvements	Total (c) (d)	Depreciation	Construction	Acquired	Computed

100 W. Whitehall Northlake, IL	578	8,185	8,763	(1,737)	1999	1999		(f)
101 45th Street Munster, IN	1,926	8,021	9,947	(1,696)	1991	1999		(f)
250 W. 63rd Street Westmont, IL	188	775	963	(164)	1967	1999		(f)
22W760 Poss Street Glen Ellyn, IL	286	1,176	1,462	(248)	1964	1999		(f)
1000 Swanson Dr. Batavia, IL	211	869	1,080	(185)	1990	1999		(f)
425 N. Villa Avenue Villa Park, IL	325	1,325	1,650	(280)	1996	1999		(f)
16951 State Street South Holland, IL	397	1,646	2,043	(346)	1983	1999		(f)
1140 W. Thorndale Itasca, IL	375	1,744	2,119	(344)	1984	1999		(f)
1265 Naperville Dr. Romeoville, IL	572	2,479	3,051	(508)	1996	1999		(f)
737 Fargo Ave. Elk Grove Village, IL	472	1,955	2,427	(400)	1975	1999		(f)
3511 W. Greentree Rd. Milwaukee, WI	540	2,550	3,090	(542)	1969-1971	1999		(f)
951 Fargo Avenue Elk Grove Village, IL	954	4,105	5,059	(817)	1973	1999		(f)
301 E. Vienna Milwaukee, WI	1,027	4,017	5,044	(827)	1999	1999		(f)
317 W. Lake Street Northlake, IL	2,735	13,341	16,076	(2,415)	1972	1999		(f)
10801 W. Irving Park Rd Chicago, IL	0	7,784	7,784	(1,545)	1999	1999		(f)
3450 W. Touhy Skokie, IL	970	5,760	6,730	(885)	1972	1999		(f)
11100 W. Silver Spring Rd. Milwaukee, WI	986	4,047	5,033	(788)	1968	1999		(f)
875 Diggins Street Harvard, IL	829	3,679	4,508	(698)	1952	1999		(f)
16750 South Vincennes South Holland, IL	1,178	5,333	6,511	(934)	1970	2000		(f)
1810-1850 Northwestern Gurnee, IL	822	3,627	4,449	(633)	1977	2000		(f)
6600 Industrial Drive Milwaukee, WI	500	3,202	3,702	(443)	1973	2000		(f)
500 Wall Street Glendale Heights, IL	1,610	7,525	9,135	(1,242)	1989	2000		(f)
600 W. Irving Park Road Bensenville, IL 60106	165	1,052	1,217	(161)	1982	2000		(f)

			Initial Costs		Costs Capitalized
				Buildings and	Subsequent to Acquisition
	Encumbrances			Improvements		Buildings and	Carrying
Description	(e)		Land	(a)	Land	Improvements	Costs (b)

145 Tower Road Burr Ridge, IL			463	1,851		384
1311 Meacham Avenue Itasca, IL			990	3,960		666
7620 South 10th Street Oak Creek, WI			620	2,480	20	760
2900 S. 160th Street New Berlin, WI			1,070	4,280		1,367
7020 Parkland Court Milwaukee, WI			730	2,924		245
7025 Parkland Court Milwaukee, WI			1,376	5,505		(144)
315 West Edgerton Milwaukee, WI			510	2,043		162
1111 Bowes Road Elgin, IL			1,099	4,395	10	(252)
222 Hartrey Avenue Evanston, IL			510	2,042		87
4930 South 2nd Street Milwaukee, WI			322	1,287		406
4950 South 2nd Street Milwaukee, WI			121	485		94
4960 South 2nd Street Milwaukee, WI			138	552		252
5140 South 3rd Street Milwaukee, WI			110	438		177
5144 South 3rd Street Milwaukee, WI			128	512		21
4903-07 S. Howell Street Milwaukee, WI			162	650		160
4965 S. Howell Street Milwaukee, WI			222	890		237
5050 South 2nd Street Milwaukee, WI			417	1,666		(84)
300 West Edgerton Milwaukee, WI			371	1,484		(21)
7330 Santa Fe Drive Hodgkins, IL			1,214	4,856		633
2400 Commerce Drive Libertyville, IL			689	2,755		265
3740 Hawthorne Lane Waukegan, IL		(g)	246	986		150
500 Country Club Drive Bensenville, IL		(g)	1,529	6,117		(418)
6333 West Douglas Milwaukee, WI			141	564		115

							Life Upon
							Which
							Depreciation
	Gross Amounts at Which						In Latest
	Carried at Close of Period						Income
		Buildings and		Accumulated	Date of	Date	Statement Is
Description	Land	Improvements	Total (c) (d)	Depreciation	Construction	Acquired	Computed

145 Tower Road Burr Ridge, IL	463	2,235	2,698	(350)	1968	2000		(f)
1311 Meacham Avenue Itasca, IL	990	4,626	5,616	(720)	1980	2001		(f)
7620 South 10th Street Oak Creek, WI	640	3,240	3,880	(483)	1970	2001		(f)
2900 S. 160th Street New Berlin, WI	1,070	5,647	6,717	(715)	1972/1974/1978	2001		(f)
7020 Parkland Court Milwaukee, WI	730	3,169	3,899	(389)	1979	2001		(f)
7025 Parkland Court Milwaukee, WI	1,376	5,361	6,737	(703)	1973	2001		(f)
315 West Edgerton Milwaukee, WI	510	2,205	2,715	(279)	1971	2001		(f)
1111 Bowes Road Elgin, IL	1,109	4,143	5,252	(533)	1994	2002		(f)
222 Hartrey Avenue Evanston, IL	510	2,129	2,639	(241)	1955/1961	2002		(f)
4930 South 2nd Street Milwaukee, WI	322	1,693	2,015	(176)	1972	2002		(f)
4950 South 2nd Street Milwaukee, WI	121	579	700	(64)	1973	2002		(f)
4960 South 2nd Street Milwaukee, WI	138	804	942	(71)	1971	2002		(f)
5140 South 3rd Street Milwaukee, WI	110	615	725	(66)	1978	2002		(f)
5144 South 3rd Street Milwaukee, WI	128	533	661	(60)	1972	2002		(f)
4903-07 S. Howell Street Milwaukee, WI	162	810	972	(86)	1977	2002		(f)
4965 S. Howell Street Milwaukee, WI	222	1,127	1,349	(112)	1976	2002		(f)
5050 South 2nd Street Milwaukee, WI	417	1,582	1,999	(184)	1970	2002		(f)
300 West Edgerton Milwaukee, WI	371	1,463	1,834	(175)	1970	2002		(f)
7330 Santa Fe Drive Hodgkins, IL	1,214	5,489	6,703	(512)	1979	2002		(f)
2400 Commerce Drive Libertyville, IL	689	3,020	3,709	(292)	1994	2002		(f)
3740 Hawthorne Lane Waukegan, IL	246	1,136	1,382	(105)	1977	2002		(f)
500 Country Club Drive Bensenville, IL	1,529	5,699	7,228	(565)	1974	2002		(f)
6333 West Douglas Milwaukee, WI	141	679	820	(110)	1970	2000		(f)

		Initial Costs		Costs Capitalized
			Buildings and	Subsequent to Acquisition
	Encumbrances		Improvements		Buildings and	Carrying
Description	(e)	Land	(a)	Land	Improvements	Costs (b)

505 Railroad Avenue Northlake, IL		1,530	6,121	24	871
625 Willowbrook Court Willowbrook, IL		487			5,430	97
515 Factory Road Addison, IL		176	704		205
1901 Chicory Road Mount Pleasant, WI		723	2,892		104
10 East Golf Road Des Plaines, IL		486	1,946		85
7500 North Caldwell Niles, IL		585	2,341		431
2200 Channahon Road Bldg D Joliet, IL		931	3,724		247
2200 Channahon Road Bldg E Joliet, IL		1,758	7,033		289
N53W 24700 Corporate Circle Sussex, WI		1,113	4,452		33
1471 Business Center Dr Mount Prospect, IL		1,263	5,051		84
1605 Penny Lane Schaumburg, IL		340	1,394		1
1665 Penny Lane Schaumburg, IL		213	854	2	26
990 East 107th Street Woodridge, IL		716	2,864	2	46
801 Bryn Mawr Avenue Itasca, IL		1,533	6,148		473
1600 West Glenlake Itasca, IL		1,064	2,229	5	136
1500 W. Zellman Court Milwaukee, WI		454	1,815		25
440 Medinah Road Roselle, IL		2,342	9,368	23	141
450 Medinah Road Roselle, IL		1,129	4,661		(96)
1723-1757 Marshall Drive Des Plaines, IL		611	2,445	3	88
6400 W. Enterprise WH Mequon, WI		2,724	10,898		14
6400 W. Enterprise ADMIN Mequon, WI		743	2,972		12
6400 W. Enterprise CORR Mequon, WI		228	913		11
13535 Torrence Bldg A&A1 Chicago, IL		978	4,021		97

							Life Upon
							Which
							Depreciation
	Gross Amounts at Which						In Latest
	Carried at Close of Period						Income
		Buildings and		Accumulated	Date of	Date	Statement Is
Description	Land	Improvements	Total (c) (d)	Depreciation	Construction	Acquired	Computed

505 Railroad Avenue Northlake, IL	1,554	6,992	8,546	(1,007)	1965/1988	2001		(f)
625 Willowbrook Court Willowbrook, IL	487	5,527	6,014	(951)	2001	2001		(f)
515 Factory Road Addison, IL	176	909	1,085	(66)	1965	2003		(f)
1901 Chicory Road Mount Pleasant, WI	723	2,996	3,719	(241)	1970	2003		(f)
10 East Golf Road Des Plaines, IL	486	2,031	2,517	(157)	1978	2003		(f)
7500 North Caldwell Niles, IL	585	2,772	3,357	(177)	1971	2003		(f)
2200 Channahon Road Joliet, IL	931	3,971	4,902	(260)	1950	2003		(f)
2200 Channahon Road Joliet, IL	1,758	7,322	9,080	(481)	1950	2003		(f)
N53W 24700 Corporate Sussex, WI	1,113	4,485	5,598	(285)	1998	2004		(f)
1471 Business Center Dr Mount Prospect, IL	1,263	5,135	6,398	(295)	1989	2004		(f)
1605 Penny Lane Schaumburg, IL	340	1,395	1,735	(81)	1986	2004		(f)
1665 Penny Lane Schaumburg, IL	215	880	1,095	(51)	1986	2004		(f)
990 East 107th Street Woodridge, IL	718	2,910	3,628	(161)	1988	2004		(f)
801 Bryn Mawr Avenue Itasca, IL	1,533	6,621	8,154	(310)	1978	2004		(f)
1600 West Glenlake Itasca, IL	1,069	2,365	3,434	(124)	1976	2004		(f)
1500 W. Zellman Court Milwaukee, WI	454	1,840	2,294	(88)	1998	2004		(f)
440 Medinah Road Roselle, IL	2,365	9,509	11,874	(451)	1985	2004		(f)
450 Medinah Road Roselle, IL	1,129	4,565	5,694	(220)	1985	2004		(f)
1723-1757 Marshall Des Plaines, IL	614	2,533	3,147	(105)	1968	2004		(f)
6400 W. Enterprise WH Mequon, WI	2,724	10,912	13,636	(462)	1991/1998	2004		(f)
6400 W. Enterprise Mequon, WI	743	2,984	3,727	(126)	1990	2004		(f)
6400 W. Enterprise Mequon, WI	228	924	1,152	(39)	1990	2004		(f)
13535 Torrence Bldg Chicago, IL	978	4,118	5,096	(157)	1916-1950	2004		(f)

			Initial Costs		Costs Capitalized
				Buildings and	Subsequent to Acquisition
	Encumbrances			Improvements		Buildings and	Carrying
Description	(e)		Land	(a)	Land	Improvements	Costs (b)

13535 Torrence Ave Bldg T Chicago, IL			117	476		143
13535 Torrence Ave Bldg S Chicago, IL			87	354		45
13535 Torrence Bldg PQR Chicago, IL			292	1,195		24
4407 Railroad Plant 4 East Chicago, IN			180	741		46
4407 Railroad Plant 2 East Chicago, IN			295	1,236		155
4407 Railroad Plant 3 East Chicago, IN			518	2,126		60
1301 Tower Road Schaumburg, IL	14,234	(i)	1,489	5,955		263
13535 Torrence Ave Bldg C Chicago, IL			157	643		45
1401 South Jefferson St Chicago, IL	13,664	(h)	176	710		21
350 Randy Road Carol Stream, IL		(h)	272	1,087		32
200 East Fullerton Carol Stream, IL		(h)	831	3,325		77
4160 Madison Hillside, IL		(h)	688	2,764		14
370 Carol Lane Elmhurst, IL		(h)	680	2,721		137
11039 Gage Avenue Franklin Park, IL		(h)	312	1,247		24
11045 Gage Avenue Franklin Park, IL		(h)	1,193	4,771	30	170
555 Kirk St. Charles, IL			554	2,216		22
425 East Algonquin Road Arlington Heights, IL			2,403	9,615		880
200 Mitchell Court Addison, IL			1,404	5,615		31
550 Kehoe Carol Stream, IL		(i)	666	2,662		75
343 Carol Lane Elmhurst, IL		(i)	267	1,087		55
388 Carol Lane Elmhurst, IL		(i)	588	2,357		71
342-46 Carol Lane Elmhurst, IL		(i)	858	3,461		47

							Life Upon
							Which
							Depreciation
	Gross Amounts at Which						In Latest
	Carried at Close of Period						Income
		Buildings and		Accumulated	Date of	Date	Statement Is
Description	Land	Improvements	Total (c) (d)	Depreciation	Construction	Acquired	Computed

13535 Torrence Ave Bldg T Chicago, IL	117	619	736	(21)	1920-1940	2004		(f)
13535 Torrence Ave Bldg S Chicago, IL	87	399	486	(16)	1930-1940	2004		(f)
13535 Torrence Bldg PQR Chicago, IL	292	1,219	1,511	(46)	1916-1950/1989	2004		(f)
4407 Railroad Plant 4 East Chicago, IN	180	787	967	(29)	1930-1950	2004		(f)
4407 Railroad Plant 2 East Chicago, IN	295	1,391	1,686	(57)	1930-1950	2004		(f)
4407 Railroad Plant 3 East Chicago, IN	518	2,186	2,704	(83)	1930-1950	2004		(f)
1301 Tower Road Schaumburg, IL	1,489	6,218	7,707	(229)	1960	2004		(f)
13535 Torrence Ave Chicago, IL	157	688	845	(27)	1930-1940	2004		(f)
1401 South Jefferson St Chicago, IL	176	731	907	(29)	1967/1985	2004		(f)
350 Randy Road Carol Stream, IL	272	1,119	1,391	(44)	1974	2004		(f)
200 East Fullerton Carol Stream, IL	831	3,402	4,233	(133)	1968	2004		(f)
4160 Madison Hillside, IL	688	2,778	3,466	(110)	1949/1974	2004		(f)
370 Carol Lane Elmhurst, IL	680	2,858	3,538	(112)	1977/2001	2004		(f)
11039 Gage Avenue Franklin Park, IL	312	1,271	1,583	(50)	1964/1995	2004		(f)
11045 Gage Avenue Franklin Park, IL	1,223	4,941	6,164	(194)	1969	2004		(f)
555 Kirk St. Charles, IL	554	2,238	2,792	(89)	1990	2004		(f)
425 East Algonquin Arlington Heights, IL	2,403	10,495	12,898	(394)	1979	2004		(f)
200 Mitchell Court Addison, IL	1,404	5,646	7,050	(224)	1981	2004		(f)
550 Kehoe Carol Stream, IL	666	2,737	3,403	(101)	1996	2004		(f)
343 Carol Lane Elmhurst, IL	267	1,142	1,409	(43)	1989	2004		(f)
388 Carol Lane Elmhurst, IL	588	2,428	3,016	(90)	1976/1978/2001	2004		(f)
342-46 Carol Lane Elmhurst, IL	858	3,508	4,366	(130)	1989	2004		(f)

			Initial Costs		Costs Capitalized
				Buildings and	Subsequent to Acquisition
	Encumbrances			Improvements		Buildings and	Carrying
Description	(e)		Land	(a)	Land	Improvements	Costs (b)

4000 Commervcial Blvd Northbrook, IL			2,040	8,161		732
80 Scott Street Elk Grove Village, IL			181	725		36
160 Scott Street Elk Grove Village, IL			201	805		38
One Wildlife Way Long Grove, IL			1,024	4,097		8
30120 Skokie Highway North Chicago, IL			3,154	12,615		928
3708 North River Road Franklin Park, IL			3,328	13,312		25
221 Covington Drive Bloomingdale, IL			1,477	5,910	3	46
468 Brighton Drive Bloomingdale, IL			1,081	4,324	3	50
1645 Downs Drive West Chicago, IL	6,156	(j)	850	3,412		21
1733 Downs Drive West Chicago, IL		(j)	1,049	4,195		35
999 Bilter Road Aurora, IL			2,916	11,666	70	307
2233 West Street River Grove, IL			1,885	7,541		261
2671 United Lane Elk Grove Village, IL			122	486		34
1005 Atlantic West Chicago, IL			740	2,962	12	196
3600 Sunset Waukegan, IL			1,210	4,840		66
11925 W. Carmen Milwaukee, WI	500		935	3,741		102
8201 109th Street Pleasant Prairie, WI			2,443	9,771		16
1260 Lunt Avenue Elk Grove Village, IL			545	2,180	6	96
145 N. Swift Road Addison, IL			1,099	4,396		54
3733-37 Hawthorne Waukegan, IL			379	1,517		281
1800 Averill Geneva, IL			2,201	8,802		21
5650 CenterPoint Drive Gurnee, IL			2,167	7,642		17
2420 Halsted Avenue Chicago, IL			833	3,330		28

							Life Upon
							Which
							Depreciation
	Gross Amounts at Which						In Latest
	Carried at Close of Period						Income
		Buildings and		Accumulated	Date of	Date	Statement Is
Description	Land	Improvements	Total (c) (d)	Depreciation	Construction	Acquired	Computed

4000 Commervcial Blvd Northbrook, IL	2,040	8,893	10,933	(288)	1976/1988	2004		(f)
80 Scott Street Elk Grove Village, IL	181	761	942	(26)	1959/1973	2004		(f)
160 Scott Street Elk Grove Village, IL	201	843	1,044	(29)	1960/1969	2004		(f)
One Wildlife Way Long Grove, IL	1,024	4,105	5,129	(141)	1978/1982/ 1994	2004		(f)
30120 Skokie Highway North Chicago, IL	3,154	13,543	16,697	(376)	2003	2005		(f)
3708 North River Road Franklin Park, IL	3,328	13,337	16,665	(388)	2002	2005		(f)
221 Covington Drive Bloomingdale, IL	1,480	5,956	7,436	(175)	1991/1995	2005		(f)
468 Brighton Drive Bloomingdale, IL	1,084	4,374	5,458	(127)	1991	2005		(f)
1645 Downs Drive West Chicago, IL	850	3,433	4,283	(100)	1975/2005	2005		(f)
1733 Downs Drive West Chicago, IL	1,049	4,230	5,279	(123)	1975	2005		(f)
999 Bilter Road Aurora, IL	2,986	11,973	14,959	(346)	2001	2005		(f)
2233 West Street River Grove, IL	1,885	7,802	9,687	(165)	1955	2005		(f)
2671 United Lane Elk Grove Village, IL	122	520	642	(12)	1971/1975	2005		(f)
1005 Atlantic West Chicago, IL	752	3,158	3,910	(64)	1988/1994	2005		(f)
3600 Sunset Waukegan, IL	1,210	4,906	6,116	(91)	1970/2000	2005		(f)
11925 W. Carmen Milwaukee, WI	935	3,843	4,778	(71)	1969/1998	2005		(f)
8201 109th Street Pleasant Prairie, WI	2,443	9,787	12,230	(181)	1999	2005		(f)
1260 Lunt Avenue Elk Grove Village, IL	551	2,276	2,827	(35)	1978	2005		(f)
145 N. Swift Road Addison, IL	1,099	4,450	5,549	(70)	1980	2005		(f)
3733-37 Hawthorne Waukegan, IL	379	1,798	2,177	(21)	1974	2005		(f)
1800 Averill Geneva, IL	2,201	8,823	11,024	(93)	2000	2005		(f)
5650 CenterPoint Drive Gurnee, IL	2,167	7,659	9,826	(82)	2005			(f)
2420 Halsted Avenue Chicago, IL	833	3,358	4,191	(27)	1940/1950	2005		(f)

		Initial Costs		Costs Capitalized
			Buildings and	Subsequent to Acquisition
	Encumbrances		Improvements		Buildings and	Carrying
Description	(e)	Land	(a)	Land	Improvements	Costs (b)

1175 Alexander Court Cary, IL		469	1,876		23
7084 N. McCormick Lincolnwood, IL		1,471	6,026		(44)
1949-51 Arthur Avenue Elk Grove Village, IL		706	2,825		(58)
89-94 O’Leary Drive Bensenville, IL		1,369	5,477		2
859-89 1/2 O’Leary Drive Bensenville, IL		641	2,562		2
91 O’Leary Drive Bensenville, IL		903	3,614		1
101-107 O’Leary Drive Bensenville, IL		403	1,610		2
800-802 Irving Park Road Bensenville, IL		408	1,632		2
165 Chicago Avenue Cary, IL		635	2,540		8
7500 Linder Skokie, IL		1,085	4,339		7
4001-4045 Fleetwood Franklin Park, IL		270	1,080		5
4002-4046 Tugwell Franklin Park, IL		272	1,087		2
4041-4047 Tugwell Franklin Park, IL		146	583		1
4201 Victoria Chicago, IL		792	3,168		6
27236 S. Baseline Road Elwood, IL		13,536		(3,518)	40
515 Express Center Drive Chicago, IL		1,097	7,060		468	110
517 Express Center Drive Chicago, IL		1,683	10,500		1,118	96
516 Express Center Drive Chicago, IL		1,618	6,287		5,232	328
514 Express Center Drive Chicago, IL		2,603	12,117		170	50
O’hare Express - C2 Chicago, IL			147		1
11601 Touhy Avenue Chicago, IL			11,523		1,538	15
899 Upper Express Drive Chicago, IL			4,388		549
2800 Henkle Drive Lebanon, OH			4,061		70

							Life Upon
							Which
							Depreciation
	Gross Amounts at Which						In Latest
	Carried at Close of Period						Income
		Buildings and		Accumulated	Date of	Date	Statement Is
Description	Land	Improvements	Total (c) (d)	Depreciation	Construction	Acquired	Computed

1175 Alexander Court Cary, IL	469	1,899	2,368	(15)	1998	2005		(f)
7084 N. McCormick Lincolnwood, IL	1,471	5,982	7,453	(48)	1958/1993	2005		(f)
1949-51 Arthur Avenue Elk Grove Village, IL	706	2,767	3,473	(15)	1966/1977	2005		(f)
89-94 O’Leary Drive Bensenville, IL	1,369	5,479	6,848	(29)	1978/1993	2005		(f)
859-89 1/2 O’Leary Bensenville, IL	641	2,564	3,205	(14)	1976/1999	2005		(f)
91 O’Leary Drive Bensenville, IL	903	3,615	4,518	(19)	1975/1997	2005		(f)
101-107 O’Leary Drive Bensenville, IL	403	1,612	2,015	(9)	1976/1997	2005		(f)
800-802 Irving Park Bensenville, IL	408	1,634	2,042	(9)	1975/2001	2005		(f)
165 Chicago Avenue Cary, IL	635	2,548	3,183	(7)	1984/1996	2005		(f)
7500 Linder Skokie, IL	1,085	4,346	5,431	(11)	1960/1963	2005		(f)
4001-4045 Fleetwood Franklin Park, IL	270	1,085	1,355	0	1972	2005		(f)
4002-4046 Tugwell Franklin Park, IL	272	1,089	1,361	0	1972	2005		(f)
4041-4047 Tugwell Franklin Park, IL	146	584	730	0	1972	2005		(f)
4201 Victoria Chicago, IL	792	3,174	3,966	0	1961/1971	2005		(f)
27236 S. Baseline Road Elwood, IL	10,018	40	10,058	(1)	2005	2005		(f)
515 Express Center Chicago, IL	1,097	7,638	8,735	(2,137)	1997	1997		(f)
517 Express Center Chicago, IL	1,683	11,714	13,397	(3,480)	1997	1997		(f)
516 Express Center Chicago, IL	1,618	11,847	13,465	(3,270)	1999	1999		(f)
514 Express Center Chicago, IL	2,603	12,337	14,940	(2,584)	2000	1999		(f)
O’hare Express - C2 Chicago, IL		148	148	(13)	2005			(f)
11601 Touhy Avenue Chicago, IL		13,076	13,076	(836)	2004	2004		(f)
899 Upper Express Chicago, IL		4,937	4,937	(203)	2004	2004		(f)
2800 Henkle Drive Lebanon, OH		4,131	4,131	(881)	1994/1995/ 1997	2000		(f)

		Initial Costs		Costs Capitalized
			Buildings and	Subsequent to Acquisition
	Encumbrances		Improvements		Buildings and	Carrying
Description	(e)	Land	(a)	Land	Improvements	Costs (b)

1 North Bridge Street Gary, IN		593	1,817	590	2,372
588 Lakeview Parkway Vernon Hills, IL		354	1,415		51
400 Fort Hill Drive Naperville, IL		1,556
2638 126th Street Chicago, IL		369	1,476		45
1100 Lakeside Drive Gurnee, IL		389	1,558	17	81

Land held for development:

1800 Bruning Drive Itasca, IL		1,999	7,995	(1,193)	(7,995)
Caterpiller Land Joliet, IL		3,579
14.78 Acres Diehl Road Naperville, IL		3,107		78
Prime Vacant Land East Chicago, IL		118
5201-5235 International Drive Cudahy, WI		1,474
BNSF Montgomery Land Montgomery, IL		5,186
Prime Land held for development Aurora, IL		9,474
Prime Land held for development Batavia, IL		2,464
Prime Land held for development DeKalb, IL		1,199
Creek Side Land held for development Oak Creek, WI		1,377		45

Construction in progress:

First Avenue & Joliet Road McCook, IL					23,063	4,953
1400 Busse Highway Elk Grove Village, IL					529	15
DuPage Tech Park - Pella West Chicago, IL					633
1601 Pratt Avenue Elk Grove Village, IL					2,686

							Life Upon
							Which
							Depreciation
	Gross Amounts at Which						In Latest
	Carried at Close of Period						Income
		Buildings and		Accumulated	Date of	Date	Statement Is
Description	Land	Improvements	Total (c) (d)	Depreciation	Construction	Acquired	Computed

1 North Bridge Street Gary, IN	1,183	4,189	5,372	(789)	1967/1989/1994	1999		(f)
588 Lakeview Parkway Vernon Hills, IL	354	1,466	1,820	(76)	1990	2004		(f)
400 Fort Hill Drive Naperville, IL	1,556		1,556	0	2005			(f)
2638 126th Street Chicago, IL	369	1,521	1,890	(44)	1953/1980	2005		(f)
1100 Lakeside Drive Gurnee, IL	406	1,639	2,045	(39)	1989/2003	2005		(f)

Land held for development:

1800 Bruning Drive Itasca, IL	806		806
Caterpiller Land Joliet, IL	3,579		3,579
14.78 Acres Diehl Road Naperville, IL	3,185		3,185
Prime Vacant Land East Chicago, IL	118		118
5201-5235 International Drive Cudahy, WI	1,474		1,474
BNSF Montgomery Land Montgomery, IL	5,186		5,186
Prime Land held for development Aurora, IL	9,474		9,474
Prime Land held for development Batavia, IL	2,464		2,464
Prime Land held for development DeKalb, IL	1,199		1,199
Creek Side Land held for development Oak Creek, WI	1,422		1,422

Construction in progress:

First Avenue & Joliet Road McCook, IL		28,016	28,016
1400 Busse Highway Elk Grove Village, IL		544	544

DuPage Tech Park - Pella West Chicago, IL		633	633
1601 Pratt Avenue Elk Grove Village, IL		2,686	2,686

		Initial Costs		Costs Capitalized
			Buildings and	Subsequent to Acquisition
	Encumbrances		Improvements		Buildings and	Carrying
Description	(e)	Land	(a)	Land	Improvements	Costs (b)

Walmart Building #1 Elwood, IL					32,583	217
Walmart Building #2 Elwood, IL					21,973	223
CenterPoint Joliet Joliet, IL					13,194	167
I-94 Corridor Wadsworth, IL					11,090	290
O’Hare Express North - Infrastructure Chicago, IL					6,455	648
O’Hare Express North - Building #3 Chicago, IL					6,276	97
CenterPoint Intermodal Center Elwood, IL					43,475	26,216
California & I-290 Expressway Chicago, IL					1,680	730

Offices of the management
Company
Oak Brook, IL		675	15,918	137	(6,645)	513

Subtotals	53,057	210,735	729,905	(1,361)	319,722	36,713

Real estate held for sale:

Summit Cold Storage McCook, IL					2,190	10
Koch Foods McCook, IL					2,303	61
Retail land parcel McCook, IL					10,924
BNSF Naperville Land Naperville, IL		13,777		(11,897)
5990 Touhy Avenue Niles, IL		2,047	8,509		4,288
11601 South Central Alsip, IL		1,071	4,285	53	1,668
6600 River Road Hodgkins, IL		2,640	10,562	47	2,870
1999 N. Ruby Franklin Park, IL		402	1,615	3	327
28618 N. Ballard Lake Forest, IL		469	1,943	3	116

							Life Upon
							Which
							Depreciation
	Gross Amounts at Which						In Latest
	Carried at Close of Period						Income
		Buildings and		Accumulated	Date of	Date	Statement Is
Description	Land	Improvements	Total (c) (d)	Depreciation	Construction	Acquired	Computed

Wallmart Building #1 Elwood, IL		32,800	32,800
Wallmart Building #2 Elwood, IL		22,196	22,196
CenterPoint Joliet Joliet, IL		13,361	13,361
I-94 Corridor Wadsworth, IL		11,380	11,380
O’Hare Express North - Chicago, IL		7,103	7,103
O’Hare Express North - Chicago, IL		6,373	6,373
CenterPoint Intermodal Elwood, IL		69,691	69,691
California & I-290 Chicago, IL		2,410	2,410

Offices of the management Company Oak Brook, IL	812	9,786	10,598	(5,804)				(f)

Subtotals	209,374	1,086,340	1,295,714	(159,762)

Real estate held for sale:

Summit Cold Storage McCook, IL		2,200	2,200
Koch Foods McCook, IL		2,364	2,364
Retail land parcel McCook, IL		10,924	10,924
BNSF Naperville Land Naperville, IL	1,880		1,880
5990 Touhy Avenue Niles, IL	2,047	12,797	14,844	(3,761)	1957	1993		(f)
11601 South Central Alsip, IL	1,124	5,953	7,077	(1,846)	1971	1995		(f)
6600 River Road Hodgkins, IL	2,687	13,432	16,119	(3,328)	Unknown	1996		(f)
1999 N. Ruby Franklin Park, IL	405	1,942	2,347	(431)	1962	1998		(f)
28618 N. Ballard Lake Forest, IL	472	2,059	2,531	(477)	1984	1998		(f)

			Initial Costs		Costs Capitalized
				Buildings and	Subsequent to Acquisition
	Encumbrances			Improvements		Buildings and	Carrying
Description	(e)		Land	(a)	Land	Improvements	Costs (b)

3400 West Pratt Lincolnwood, IL			1,638	6,554	276	5,286
3841 Swanson Court Gurnee, IL			623	2,493		103
1725 Delaney Gurnee, IL			197	789		37
9901 South 78th Avenue Hickory Hills, IL			752	3,009	5	101
4507 Columbia Avenue Hammond, IN			574	2,342		66
4531 Columbia Avenue Hammond, IN			606	2,436		112
4211 Madison Hillside, IL		(h)	788	3,155		29
1543 Abbott Drive Wheeling, IL			325	1,301		30
1455 Sequoia Aurora, IL			1,964	7,858		30
4300 Madison Hillside, IL		(i)	1,246	4,986		391
2200 Busse Road Elk Grove Village, IL			4,491	14,045		165
200 Scott Street Elk Grove Village, IL			141	564		90
230 Scott Street Elk Grove Village, IL			201	805		229

Subtotals	—		33,952	77,251	(11,510)	31,355	71

Totals	$53,057		$244,687	$807,156	$(12,871)	$351,077	$36,784

							Life Upon
							Which
							Depreciation
	Gross Amounts at Which						In Latest
	Carried at Close of Period						Income
		Buildings and		Accumulated	Date of	Date	Statement Is
Description	Land	Improvements	Total (c) (d)	Depreciation	Construction	Acquired	Computed

3400 West Pratt Lincolnwood, IL	1,914	11,840	13,754	(1,674)	1955	1999		(f)
3841 Swanson Court Gurnee, IL	623	2,596	3,219	(442)	1978	2000		(f)
1725 Delaney Gurnee, IL	197	826	1,023	(45)	1960	2003		(f)
9901 South 78th Avenue Hickory Hills, IL	757	3,110	3,867	(128)	1981	2004		(f)
4507 Columbia Avenue Hammond, IN	574	2,408	2,982	(56)	1940	2004		(f)
4531 Columbia Avenue Hammond, IN	606	2,548	3,154	(58)	1930-1950	2004		(f)
4211 Madison Hillside, IL	788	3,184	3,972	(126)	1977	2004		(f)
1543 Abbott Drive Wheeling, IL	325	1,331	1,656	(32)	1989	2004		(f)
1455 Sequoia Aurora, IL	1,964	7,888	9,852	(188)	2000	2004		(f)
4300 Madison Hillside, IL	1,246	5,377	6,623	(187)	1980	2004		(f)
2200 Busse Road Elk Grove Village, IL	4,491	14,210	18,701	(485)	1972/1987	2004		(f)
200 Scott Street Elk Grove Village, IL	141	654	795	(21)	1979	2004		(f)
230 Scott Street Elk Grove Village, IL	201	1,034	1,235	(29)	1962/1966	2004		(f)

Subtotals	22,442	108,677	131,119	(13,314)

Totals	$231,816	$1,195,017	$1,426,833	$(173,076)

Notes to Schedule III:

(a)                                  Initial cost for each respective property is the total acquisition costs associated with its purchase.

(b)                                 Carrying costs consist of capitalized construction period interest, taxes and insurance.

(c)                                  At December 31, 2005, the aggregate cost of land and buildings and equipment for Federal income tax purposes was approximately $1,118,107.

(d)                                 Reconciliation of real estate and accumulated depreciation, including assets held for development:

Reconciliation of Real Estate

	Year Ended December 31,
	2005	2004	2003
Balance at the beginning of year	$1,530,912	$1,350,045	$1,267,741
Additions	327,301	393,922	193,451
Impairment of asset	(1,153)	(937)	—
Net build-to-suit for sale activity	(12,836)	—	—
Dispositions and asset write-off	(417,391)	(212,118)	(111,147)
Balance at close of year	$1,426,833	$1,530,912	$1,350,045

Reconciliation of Accumulated Depreciation and Amortization

	Year Ended December 31,
	2005	2004	2003
Balance at beginning of year	$190,761	$170,756	$143,587
Depreciation and amortization	34,366	36,322	33,512
Dispositions and asset write-off	(52,051)	(16,317)	(6,343)
Balance at close of year	$173,076	$190,761	$170,756

(e)                                  See description of encumbrances in Note 9 to Consolidated Financial Statements.

(f)                                    Depreciation is computed based upon the following estimated lives:

Buildings, improvements and carrying costs	31.5 to 40 years
Land improvements	15 years
Furniture, fixtures and equipment	4 to 15 years

(g)                                 These four properties collateralize $11,820 of mortgage notes payable.

(h)                                 These eight properties collateralize $13,664 of mortgage notes payable.

(i)                                     These six properties collateralize $14,234 of mortgage notes payable.

(j)                                     These two properties collateralize $6,156 of mortgage notes payable.

SCHEDULE IV

CENTERPOINT PROPERTIES TRUST AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

(Dollars in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms		Balloon Payment	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (c)	Principal Amounts of Loans Subject to Delinquent Principal or Interest

LaGrou Freezer	11.0%	06/30/2006	30	(a)	$3,318	none	$3,318	$3,318	none

720 Frontenac	6.0%	03/01/2006	39	(b)	5,880	none	5,909	5,909	none

James Fielding	5.0%	02/28/2006	16	(a)	3,800	none	3,800	3,800	none

AMICI	8.0%	12/01/2006	13	(a)	2,000	none	2,000	2,000	none

							$15,027	$15,027

(a)                                  Amount represents a monthly payment of interest only.

(b)                                 Amount represents a monthly payment of principal and interest.

(c)                                  Reconciliation of mortgage notes receivable:

	Year Ended December 31,
	2005	2004	2003
Balance at the beginning of year	$75,089	$63,084	$30,287
Additions during period
New mortgage loans	5,800	73,434	86,341
Interest added to principal	119	672	1,188
Developer notes receivable	—	—	14,994
Deductions during period
Paydowns	(65,981)	(42,195)	(69,523)
Forclosures	—	(4,912)	—
Developer notes receivable	—	(14,994)	—
Write-off	—	—	(203)
Balance at close of year	$15,027	$75,089	$63,084